Form 10-K405
period 1997-12-31
APPROVED FINANCIAL CORP
filed 1998-03-27
CIK 1053924

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

                                  ANNUAL REPORT
                         Pursuant to Section 13 or 15(D)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997

                        Commission File Number 000-23775

                            Approved Financial Corp.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Virginia                                  52-0792752
   -------------------------------                  ----------------------
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                  Identification Number)

          3420 Holland Road, Suite 107, Virginia Beach, Virginia 23452
          ------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                          757-430-1400 or 800-486-5237
                          ----------------------------
              (Registrant's Telephone Number, Including Area Code)

        Securities to be Registered Pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
      Title of Each Class                                on Which Resistered
Common, $1.00 par value per share                        OTC Bulletin Board
---------------------------------                       ---------------------

        Securities to be Registered Pursuant to Section 12(g) of the Act:

                                      None
                                      ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,512,114 shares at March 15, 1998.

                            Approved Financial Corp.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1997

                      INFORMATION REQUIRED IN ANNUAL REPORT
                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business.

General           .............................................................6
Business Strategy .............................................................8
Purchase of the Assets of Funding Center of Georgia, Inc......................11
The Company's Borrowers and its Loan Products.................................12
Underwriting Guidelines.......................................................15
Mortgage Loan Servicing.......................................................19
Marketing         ............................................................21
Company's Sources of Funds and Liquidity......................................22
Savings Bank's Sources of Funds...............................................23
Taxation          ............................................................26
Employees         ............................................................27
Service Marks     ............................................................27
Effect of Adverse Economic Conditions.........................................27
Reliance on IMC Mortgage Company..............................................28
Concentration of Operations in Seven States...................................28
Asset/Liability Management....................................................28
Interest Rate Risk............................................................29
Asset Quality     ............................................................30
Future Risks Associated with Loan Sales through Securitizations...............31
Liquidity - Negative Cash Flow................................................32
Year 2000 Issues  ............................................................32
Contingent Risks  ............................................................32
Competition       ............................................................33
Regulation        ............................................................34
OTS Regulation of the Company.................................................36
Regulation of the Savings Bank................................................38
Legislative Risk  ............................................................46
Environmental Factors.........................................................46
Dependence on Key Personnel...................................................47
Control by Certain Shareholders...............................................47

Item 2.  Properties.

Properties        ............................................................48


Item 3.  Legal Proceedings.

Legal Proceedings ............................................................48


Item 4.  Submission of Matters to a Vote of Security Holders.

Submission of Matters to a Vote of Security Holders...........................48


                                     PART II

Item 5.  Market for Registrant's Common Equity
          and Related Stockholder Matters.

Market Price of and Cash Dividends on Company's Common Equity.................49
Absence of Active Public Trading Market and Volatility of Stock Price.........50
Transfer Agent and Registrar..................................................50
Recent Sales of Unregistered Securities.......................................50


Item 6.  Selected Financial Data.

Selected Financial Data.......................................................52


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

General           ............................................................55
Results of Operations - Years Ended December 31, 1997, 1996 and 1995..........55
Financial Condition - December 31, 1997, 1996 and 1995........................67
New Accounting Standards......................................................73
Hedging Activities............................................................74
Impact of Inflation and Changing Prices.......................................74

Item 8.  Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data...................................76


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure........................................76


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers..............................................77
Board of Directors............................................................80


Item 11.  Executive Compensation.

Summary of Cash and Other Compensation........................................82
Stock Option/Stock Appreciation Right Grants in the Last Year.................83
Aggregate Option Exercises and Period-End Values..............................84
1996 Incentive Stock Option Plan..............................................84
401(k) Retirement Plan........................................................86
Employment Agreements.........................................................87
Directors' Compensation.......................................................89


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners...............................90
Security Ownership of Directors and Executive Officers........................91

Item 13.  Certain Relationships and Related Transactions.

Agreement with IMC Mortgage Company...........................................92
Agreement with Mills Value Advisors, Inc......................................92
Termination of Armada Residential Mortgage, LLC...............................93
Indebtedness of Management....................................................93
Promissory Notes  ............................................................93


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
          And Reports on Form 8-K.

Financial Statements and Exhibits.............................................94


Signatures        ............................................................97

                                     PART I


                                ITEM 1 - BUSINESS


         The statements in this report, which are not merely reports of historical facts, are forward-looking statements, and actual results could differ materially due to important factors, including among others, reduced consumer demand for loans, competitive forces, excessive expectations of acquired companies, limitations on available funds, and market forces affecting share prices of Approved Financial Corp. (the "Company").


General

         The Company is a Virginia-chartered financial institution, principally involved in originating, purchasing, servicing and selling loans secured primarily by first and junior liens on owner-occupied, one- to four-family residential properties. The Company offers both fixed-rate and adjustable-rate loans for debt consolidation, home improvements and other purposes. The Company's specialty is lending to the "non-conforming" borrower who does not meet traditional "conforming" or government agency credit qualification guidelines. The Company focuses on lending to individuals whose borrowing needs are generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors. For over forty-five years, the Company has helped its customers to satisfy their financial needs and to improve their credit ratings.

         Incorporated in 1952 as a subsidiary of Government Employees Insurance Co. ("GEICO"), the Company was acquired in September 1984 by, among others, several members of current management. The Company, headquartered in Virginia Beach, Virginia, holds a Virginia industrial loan association charter and is subject to the supervision, regulation and examination of the Virginia State Corporation Commission's Bureau of Financial Institutions. In September 1996 the Company acquired Approved Federal Savings Bank (the "Savings Bank"), a federally-chartered savings institution. The Savings Bank is subject to the supervision, regulation and examination of the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Company is a registered savings and loan holding company under the federal Home Owner's Loan Act ("HOLA") because of its ownership of the Savings Bank. As such, the Company is subject to the regulation, supervision and examination of the OTS. The Savings Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.

         The Company derives its income from gains on loans sold through whole loan sales to institutional purchasers, net warehouse interest earned on loans held for sale, net interest income on loans held for investment, and origination and other fees received as part of the loan application process. In future periods, the Company may generate revenue from loans sold through securitizations and non-real estate secured consumer finance lending.

         The Company utilizes broker and retail channels to originate loans. At the broker level, an extensive network of independent mortgage brokers generates referrals. This loan source has been a successful and profitable mainstay of the business for many years. The Company began making residential mortgage loans through retail offices during the fourth quarter of 1994. In 1997, the dollar volume in the broker lending division accounted for 54.7% of total originations and the retail lending division accounted for 45.3% of total originations. The Company is seeking to expand its broker network and its direct consumer lending by opening branch offices and increasing its use of advertising, direct mail and other marketing strategies, and through strategic acquisitions. The Company is also committing resources to grow and improve the profitability of each operating unit, and to enhance the corporate and underwriting infrastructure.

         Once loan applications are received from the broker and retail networks, the underwriting process is completed and the loans are funded, the Company typically packages the loans and sells them on a whole loan basis to institutional investors, usually other mortgage and finance companies. The proceeds from the sales release funds for additional lending.

         The Company has two operating subsidiaries. Approved Residential Mortgage, Inc. ("ARMI") was formed in April 1993 to originate non-conforming residential mortgage loans through its broker network and retail outlets. ARMI initially concentrated on continuing the Company's broker network business. During the fourth quarter of 1994, the Company opened its first retail loan origination center through a joint venture. The Company opened three retail centers in 1995, seven retail centers in 1996 and twelve retail centers in 1997. ARMI operates most of its retail offices under the service mark "Armada" Residential Mortgage.

         The Company's other operating subsidiary is the Savings Bank. The Savings Bank's principal business activities are attracting savings deposits from the general public through its Virginia Beach banking office and originating, investing in and selling loans secured by first and junior mortgage liens on single-family dwellings, including condominium units. The Savings Bank employs two mortgage loan broker account representatives in the state of Tennessee. In future periods, the Savings Bank may also lend funds to banking customers by means of home equity loans and also installment loans not secured by real estate collateral, and may originate residential construction loans and loans secured by manufactured housing units. The Savings Bank invests in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Savings Bank are highly dependent on net interest income, the difference between interest income earned on loans and investments and the cost of savings deposits and borrowed funds. The Savings Bank has one operating subsidiary, Global Title Insurance Agency, Inc.

         Following its acquisition of the Savings Bank in September 1996, the Company moved quickly to change the Savings Bank's profile and operations. The Company installed new management and the Savings Bank's operations were moved to Virginia Beach, Virginia, to be in close proximity to the Company's corporate headquarters. During 1997, the Savings Bank's operations consisted of making loans similar to those typically made by the Company. The Savings Bank's charter gives it quick entry into new markets, with reduced legal costs. By taking advantage of the flexible provisions of the charter, the Savings Bank has been able to make non-conforming real estate-secured loans in several states where the Company's retail or broker units have not yet obtained licenses, or where the Company's current licenses have restricted it from doing this type of business without expensive application costs. In making these loans, the Savings Bank has utilized the Company's existing network of brokers and retail branches, and has utilized on a contract basis the processing, underwriting and closing capabilities of the Company. The Company has agreed to purchase all of the loans made by the Savings Bank during this period. The Company has sold in the secondary market most of the loans it has purchased from the Savings Bank.

         Deposit accounts of the Savings Bank up to $100,000 are insured by the Savings Association Insurance Fund, administered by the FDIC. The Savings Bank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta. The Company and the Savings Bank are subject to the supervision, regulation and examination of the OTS and the FDIC. The Savings Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.


Business Strategy

         The Company's strategies are: (i) maintaining the strong commitment to loan underwriting and servicing standards; (ii) expanding direct retail lending;
(iii) increasing the number of brokers in its network and increasing the amount of loans originated from brokers; (iv) building on the Company's initial investment in the Savings Bank; (v) prudent management of cash flow; (vi) acquiring additional loan production capability through acquisitions and strategic alliances; (vii) broadening its product offerings; and (viii) diversifying loan sale strategies.


         Maintenance of Quality Underwriting and Loan Servicing. The Company's underwriting and servicing staff have experience in the non-conforming home equity loan industry. The Company's management believes that the experience of its underwriting and servicing staff provide the Company with the infrastructure necessary to sustain its recent growth and maintain its commitment to high standards in its underwriting and servicing of portfolio and warehouse loans.


         Expansion of Retail (Direct to Consumer) Lending. The Company intends to expand its retail (direct to consumer) lending efforts by opening additional retail branch offices in the next twelve months. The use of retail branch offices allows the Company to focus on developing contacts with individual borrowers and referral sources such as accountants, attorneys and financial planners, with a view toward expanding its retail loan business.

         The Company generally enters a new target market by way of the broker network. The Company targets cities where the population density and economic indicators are favorable for home equity lending, the foreclosure rate is within normal ranges and the non-conforming loan market has been under-served. Before establishing a branch office, the Company may test the target market, where local regulations permit, via newspaper, radio and direct mail advertising and through a toll-free telephone number which routes a borrower directly to a loan officer in the Virginia Beach, Virginia office. The Company will generally establish a small branch office, generally with an initial staff of one or two business development representatives. These sales centers do not require heavy investments which allows the Company to exit the market easily if the office does not meet expectations. The branch office network is used for marketing and meeting with the Company's local borrowers. The Company has also successfully used targeted outbound telemarketing and direct mail to reach potential loan customers.

         The Company currently utilizes targeted out-bound telemarketing to obtain leads for potential customers. Most of the telemarketing activity has previously been performed in the retail branches. The Company is planning to centralize all of its telemarketing activities in the Virginia Beach, Virginia area to achieve economies of scale and to obtain greater quality control over this operation. Also, in-bound telemarketing (customer responses to mailings and advertisements) will be added in 1998.


         Expansion of Broker Networks. In 1997 and 1996, 54.7% and 62.9%, respectively, of the dollar volume of the Company's loan production was originated through its broker network. The Company intends to continue to increase its loan production brokers by expanding its networks to include new brokers and increasing the efficiency and production of the brokers that are a part of the Company's network. The Company plans to implement this strategy of increasing its market share through geographic expansion, tailored marketing strategies and a continued focus on servicing smaller brokers in cities which have historically been under-served. The Company believes that relationships with brokers are strengthened by providing attractive products and responsive service in conjunction with consistent underwriting, substantial funding sources and competitive prices.


         Building on the Company's Initial Investment in the Savings Bank. The principal reason for the acquisition of the Savings Bank was to allow the Company to utilize the opportunities offered by the federal thrift charter to compliment the products and services currently being offered by the Company. The Savings Bank's ability to raise FDIC-insured deposits and to obtain FHLB advances secured by its loan portfolio to finance its activities should serve over time to reduce the cost of funds.

         In future periods, the Company expects the Savings Bank to develop the capability to originate loans in the "conforming" segment of the mortgage loan market. Most of the Savings Bank's fixed rate conforming loans would be sold in the secondary market, while its adjustable rate conforming loans could either be sold or held in the Savings Bank's loan portfolio. As a FHLB member, the Savings Bank will be able to pledge qualifying loans to obtain additional funds to expand its lending operations.

         On July 10, 1997, the Savings Bank formed a title insurance agency subsidiary named Global Title Insurance Agency, Inc. ("Global"), and has obtained regulatory approval to begin title policy sales operations. Global has negotiated to issue title policies through First American Title Insurance Company. It is expected that Global will eventually be offering title policies to all of the Company's loan customers. However, in 1998 Global will focus its sales efforts on the Company's retail customers in Virginia. The Company's management believes that Global will be successful in gaining a substantial portion of the title insurance business for the Company's retail customers whose loans require such coverage, and should also be moderately successful in penetrating the title insurance market for its originations through mortgage brokers.

         The Savings Bank is expected to introduce additional products that compliment the Company's menu of offerings. Future product offerings by the Savings Bank may include consumer installment loans. There is a secondary market for consumer finance paper, and it is expected that the Savings Bank will sell a substantial portion of these loans rather than hold them in its portfolio.

         The Savings Bank may enter other lines of business that could provide complimentary benefits, or synergies, with the Company's main strategic goals.

         At a time when banks and savings institutions are using branch networks to attract deposits as a primary source of funding, the Savings Bank instead relies primarily upon certificates of deposit obtained through direct solicitation of institutional investors and brokered certificates of deposit obtained from customers of Wall Street investment banks. The Savings Bank's management believes that certificates of deposit raised in this manner are a more efficient and cost effective approach to obtain funds as compared to a branch network with its salaries and overhead costs.


         Prudent Management of Financial Cash Flow. The Company intends to maximize its financial flexibility in a number of ways, including maintaining a significant quantity of mortgage loans for sale on its balance sheet. Maintenance of a substantial amount of mortgage loans held for sale, which the Company can sell when necessary or desirable, permits the Company to improve management of its cash flow by increasing its net interest income and to reduce its exposure to the volatility of the capital markets.


         Expansion through Acquisitions. The Company intends to strengthen its loan production capabilities not only through internal growth, but from time to time through acquisitions and the establishment of strategic alliances. The Company's management believes that acquisitions not only accelerate the pace of growth, but also are often the most cost-effective growth strategy, enabling the Company to realize significant operational economies of scale. The Company will continue to seek out candidates for acquisition which operate in geographic and product areas that complement its existing businesses. These candidates may include both brokers and retail offices of other non-conforming lenders, which exhibit management styles compatable with the Company's management team.

         The Company will also seek to develop additional business units that can compliment the current business. The Company's recent acquisition of the Savings Bank is an example of such a strategic acquisition.

         See the discussion below regarding the January 26, 1998 acquisition of the assets of a Georgia-based mortgage lender, Funding Center of Georgia, Inc.


         Expand Product Offerings. The Company frequently reviews its pricing and loan offerings for competitiveness relative to the market. The Company introduces new loan products to meet the needs of its brokers and borrowers and to expand its market share to new customers who are not traditionally part of the Company's market.


         Diversify Loan Sale Strategies. In future periods, the Company may sell a portion of the loans it originates through a securitization program and retain the rights to service the loans. The sale of loans through a securitization program would be a significant departure from the Company's previous business operations. The Company would apply the net proceeds of the securitizations to pay down its warehouse credit facilities in order to make these facilities available for future funding of mortgage loans. Recent operational improvements allow the Company to efficiently originate, underwrite and service securitized loans and meet the requirements of rating agencies, credit enhancers and investors. In order to fund its securitization program, the Company would likely have to obtain an additional line of credit facility and other residual financing. To the extent that the Company is not successful in maintaining or replacing existing financing, it would not be able to hold a large volume of loans pending securitization and therefore would have to curtail its loan production activities or sell loans either through whole loan sales or in smaller securitizations, thereby having a material adverse effect on the Company's results of operations.


Purchase of the Assets of Funding Center of Georgia, Inc.

         Effective January 26, 1998, ARMI purchased substantially all of the assets of Funding Center of Georgia, Inc. ("FCGI"), a Georgia corporation. FCGI is originating approximately $4,500,000 in mortgage loans per month. All of the employees of FCGI have become employees of ARMI, and the business will be conducted under the assumed name of "Funding Center of Georgia." The purchase price for FCGI's assets was $3,300,000. ARMI paid $600,000 at closing, will pay $300,000 in semi-monthly installments for a period of 36 months, and the balance of $2,400,000 is payable in three annual installments on January 1, 1999, 2000 and 2001, with interest at 6%. The $2,400,000 in deferred payments is subject to reduction in the event of a failure to meet agreed-upon pre-tax profit targets each year. The two principal owners of FCGI entered into three-year employment agreements with ARMI, and they will manage the office.

The Company's Borrowers and its Loan Products

         The Company has committed the majority of its resources to serving the non-conforming residential mortgage market. The Company caters to individuals who do not meet the strict qualification guidelines established by most government insured lending programs. These customers usually have limited access to sources of available credit, but their financial needs are none the less real. By consolidating their debts with a loan from the Company, these customers can often save several hundred dollars per month in cash flows, amounts that can make a significant difference in a customer's financial situation and quality of life. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing will often impair an applicant's credit record. Among the Company's specialties is the ability to identify and assist this type of borrower in the establishment of improved credit. In this segment of the mortgage loan business, the interest rate charged on loans is not the overriding concern of customers, who are less rate-sensitive than conforming loan customers. Rather, what differentiates lenders is the level, quality and speed of service.

         Loans made to such credit-impaired borrowers generally entail a higher risk of delinquency and possibly higher losses than loans made to more creditworthy borrowers. No assurance can be given that the Company's underwriting policies and collection procedures will substantially reduce such risks. In the event that warehoused loans or pools of loans sold and serviced by the Company experience higher delinquencies, foreclosures or losses than anticipated, the Company's results of operations or financial condition would be adversely affected.

         Most loans made by the Company are used by the borrowers for debt consolidation, property improvement, home purchase and other purposes. Borrowers can gain income tax advantages of real estate-secured debt, instead of paying higher-rate credit cards on which interest payments are generally not tax-deductible. Most of the loans carry fixed interest rates and are usually made for a 20- to 30-year term. The average loan size during 1997 was approximately $56,000.

         In evaluating loan requests, several risk management strategies are employed. Currently, the Company limits its credit exposure by securing all loans with real estate. The loans are usually for less than the unencumbered appraised value of the real estate. The loan-to-value ratio will fluctuate in accordance with borrower qualifications. Favorable credit and low risk factors yield higher loan-to-value ratios and lower interest rates. The opposite is true for poor credit and high risk factors. Occasionally, a loan secured by real estate is made for an amount greater than the collateral value. These loans are underwritten based on the borrower's creditworthiness according to underwriting criteria of lenders who specialize in and purchase high loan-to-value loans. Such loans are immediately sold in the secondary market on a whole loan basis.

         In future periods, the Company intends to offer products not fully secured by real estate collateral. This may include consumer installment debt. If offered, these future products will be underwritten based on the borrower's credit worthiness. As is the case with its other loan products, the Company intends to sell these loans in the secondary market, to limit its exposure to future losses.

         In order to compensate the Company for the increased credit risks associated with its borrowers, higher interest rates and more points are charged than on conforming real estate loans. There is an active secondary market for most types of mortgage loans originated by the Company. The majority of the loans originated by the Company are sold to other mortgage and finance companies. The loans are sold for cash as whole loans on a servicing-released basis. Consistent with industry practices, the loans are sold with certain representations and warranties. By originating loans for subsequent sale in the secondary mortgage market, the Company is able to obtain funds which may be used for lending and investment purposes. This practice frees funds for additional lending and increases revenues. For 1997, the weighted-average premium realized by the Company on its loan sales was 6.39%.

         A smaller portion of the loans originated by the Company is retained for the Company's loan portfolio. In future periods, the Savings Bank will be building a portfolio of loans held for investment. The income generated by a loan portfolio is used to help offset overhead and operational costs. Growing a loan portfolio is an ongoing strategy and an important part of the Savings Bank's long-term, income-producing plans. As the loan portfolio grows, management will address the need to hedge against interest rate risk as deemed prudent.

         The Company has invested in technology to further streamline loan processing and servicing procedures. New software has enhanced the Company's ability to manage the loan portfolio and analyze pools of loans for sale in the secondary market. Such investments in technology have supported growth objectives including originating higher loan volumes, increasing profit margins and reducing loan acquisition costs. The Company expects that it would have to invest in additional capabilities if it enters the securitization business.


         Broker Loan Originations. ARMI originates residential mortgage loans through a network of independent mortgage brokers who offer the Company's products to their clients.

         During 1996 and 1997, the broker division increased the number of account executives and the states of operations. The Company began doing business in Illinois, Ohio, Michigan, Wisconsin, and Tennessee in 1996. These new additions and increased performance from existing business helped increase 1996 broker loan originations 165.4% from 1995. The Company began doing business in Kentucky in 1997, and those new additions and increased performance from existing business helped increase broker loan originations in 1997 by 57.4% over the previous year.

         In cultivating this broker network, the Company stresses its superior service, efficiency, flexibility and professionalism. Due to concentrated size and centrally-organized operations, the Company offers one business day turnaround on underwriting decisions and can close loans in as few as two business days. A wide variety of loan products has been designed to assist brokers in supporting a broader spectrum of borrowers. A team of regional sales managers and account executives assist mortgage brokers in the field, but the majority of the loans are currently underwritten at the Company's Virginia Beach, Virginia headquarters.

         The Company's geographic focus for broker operations includes the Southeast and Midwest. Management intends to strengthen the broker origination channel in these regions by developing new markets and capturing a greater share of existing ones. The Company uses modern technology to accommodate its growing service area. This minimizes overhead without compromising operations. It also allows for easy expansion through the further development of the mortgage broker network.

         Management plans to continue to develop the broker sales force with ongoing training programs. Management intends to continue to expand this division.


         Retail Loan Originations. In December 1994, ARMI formed a joint venture to originate mortgage loans through retail branches. The joint venture, Armada Residential Mortgage, LLC ("Armada LLC "), opened its first office in Lanham, Maryland. Armada LLC's senior officer was a 17% owner of the joint venture. The Armada LLC legal entity has since been folded into ARMI. Armada's senior officer has remained with the Company in a management capacity.

         Using the service mark "Armada" in most of its markets, ARMI expanded its retail mortgage origination sources in 1996, opening seven new offices, which brought the total retail branch network to twelve at the end of 1996. These new additions and increased performance from existing business helped increase 1996 retail loan originations 91.4% over the previous year. In 1997, ARMI opened retail locations, in South Carolina, Illinois, Indiana, Virginia and Maryland. These new additions and increased performance from existing business helped increase 1997 retail loan originations 121.5% over the previous year. There are currently plans to open new retail centers in Georgia, Indiana, Virginia, Kentucky and North Carolina. Management expects to build the value of its franchise by increasing the "Armada" Residential Mortgage name recognition in its markets.

         The Company's retail offices are the result of developing successful relationships with established industry professionals who want to work in an entrepreneurial setting and can participate in the growth and profitability of our retail business. The use of retail branch offices allows the Company to focus on developing contacts with individual borrowers and referral sources such as accountants, attorneys and financial planners, with a view toward expanding its retail loan business.

         To support the retail expansion, integrated marketing programs have been designed to generate new business. Retail customer demand is generated through targeted outbound telemarketing, direct mail and multimedia advertising. As these programs are tested and refined, they will be implemented in all retail locations. In future periods, the Company plans to market the Savings Bank's loan products and other services through its retail loan network.


         Strategic Alliances. In order to increase volume and to diversify its sources of loan originations, the Company seeks to enter into strategic alliances with selected mortgage lenders, pursuant to which the Company provides working capital and financing arrangements and a commitment to purchase qualifying loans. In return, the Company expects to receive a more predictable flow of loans and, in some cases, an option or obligation to acquire an equity interest in the related strategic participant. To date, the Company has completed a strategic alliance with American Family Services, a mortgage company based in Atlanta, Georgia.

Underwriting Guidelines

         The following is a general description of the underwriting guidelines currently employed by the Company with respect to mortgage loans it originates or purchases from others. The Company revises such guidelines from time to time in connection with changing economic and market conditions. The Company may make exceptions to these guidelines for special types of loans, including loans with loan-to-value ratios over 80%, and for other reasons. The Company relies on the judgment of the underwriting staff in making these exceptions. Also, the Company will substitute underwriting guidelines of other lenders to which the Company anticipates it will sell such loans under an established buy-sell agreement.

         Loan applications received from retail offices and brokers are classified according to certain characteristics including available collateral, loan size, debt ratio, loan-to-value ratio and the credit history of the applicant. Loan applicants with less favorable credit ratings generally are offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. The Company's underwriting standards are designed to provide a program for all qualified applicants in an amount and for a period of time consistent with each applicant's demonstrated willingness and ability to repay. All of the Company's underwriting determinations are made without regard to sex, marital status, race, color, religion, age or national origin. Each application is evaluated on its individual merits, applying the guidelines set forth below, to ensure that each application is considered on an equitable basis.

         A current credit report by an independent and nationally recognized credit reporting agency reflecting the applicant's complete credit history is required. The credit report will disclose whether any instances of adverse credit appear on the applicant's record. Such information might include delinquencies, repossessions, judgements, foreclosures, bankruptcies and similar instances of adverse credit that can be discovered by a search of public records. An applicant's recent credit performance weighs heavily in the evaluation of risk by the Company. A lack of credit history will not necessarily preclude a loan if the borrower has sufficient equity in the property. Slow payments on the borrower's credit report must be satisfactorily explained and will normally reduce the amount of the loan for which the applicant can be approved.

         The Company maintains a staff of experienced underwriters, the majority of whom are based in its Virginia Beach, Virginia office. The Company's loan application and approval process generally is conducted via facsimile submission of the credit application to the Company's underwriters. An underwriter reviews the applicant's employment history and financial status as contained in the loan application, current bureau reports and the real estate property characteristics as presented on the application in order to determine if the loan is acceptable under the Company's underwriting guidelines. Based on this review, the underwriter assigns a preliminary rating to the application. The proposed terms of the loan are then communicated to the retail loan officer or broker responsible for the application who in turn discusses the proposal with the loan applicant. When a potential borrower applies for a loan through a branch office, the underwriter may discuss the proposal directly with the applicant. The Company endeavors to respond with preliminary proposed loan terms, and in most cases does respond, to the broker or borrower within one business day from when the application is received. If the applicant accepts the proposed terms, the underwriter will contact the broker or the loan applicant to gather additional information necessary for the closing and funding of the loan.

         All loan applicants must have an appraisal of their collateral property prior to closing the loan. The Company requires loan officers and brokers to use licensed appraisers that are listed on or qualify for the Company's approved appraiser list. The Company approves appraisers based upon a review of sample appraisals, professional experience, education, membership in related professional organizations, client recommendations and review of the appraiser's experience with the particular types of properties that typically secure the Company's loans.

         The decision to provide a loan to an applicant is based upon the value of the underlying collateral, the applicant's creditworthiness and the Company's evaluation of the applicant's willingness and ability to repay the loan. A number of factors determine a loan applicant's creditworthiness, including debt ratios (the borrower's average monthly expenses for debts, including fixed monthly expenses for housing, taxes and installment debt, as a percentage of gross monthly income), payment history on existing mortgages and the combined loan-to-value ratio for all existing mortgages on a property.

         Assessment of the applicant's demonstrated willingness and ability to pay is one of the principal elements in distinguishing the Company's lending specialty from methods employed by traditional lenders. All lenders utilize debt ratios and loan-to-value ratios in the approval process. Many lenders simply use software packages to score an applicant for loan approval and fund the loan after auditing the data provided by the borrower. The Company primarily relies upon experienced non-conforming mortgage loan underwriters to scrutinize an applicant's credit profile and to evaluate whether an impaired credit history is a result of previous adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing will often impair an applicant's credit record. The willingness to identify and assist this type of borrower in establishing and improving their credit gives the Company access to a market that has traditionally been under-served by the financial community.

         Upon completion of the loan's underwriting and processing, the closing of the loan is scheduled with a closing attorney or agent approved by the Company. The closing attorney or agent is responsible for completing the loan transaction in accordance with applicable law and the Company's operating procedures.

         The Company requires title insurance coverage issued by an approved ALTA title insurance company of all property securing mortgage loans it originates or purchases. The Company and its assignees are generally named as the insured. Title insurance policies indicate the lien position of the mortgage loan and protect the Company against loss if the title or lien position is not as indicated. The applicant is also required to secure hazard and, in certain instances, flood insurance in an amount sufficient to cover the building securing the loan for the entire term of the loan, for an amount that is at least equal to the outstanding principal balance of the loan or the maximum limit of coverage available under applicable law, whichever is less. Evidence of adequate homeowner's insurance naming the Company as an additional insured is required on all loans.

         The Company has established classifications with respect to the credit profiles of loans based on certain of the applicant's characteristics. Each loan applicant is placed into one of four letter ratings "A" through "D," with sub-ratings within those categories. Ratings are based upon a number of factors including the applicant's credit history, the value of the property and the applicant's employment status. The Company also relies on the judgment of its underwriting staff, which may make exceptions to the general criteria and upgrade a rating due to factors considered appropriate to the underwriting staff. Terms of loans made by the Company, as well as the maximum loan-to-value ratio and debt service-to-income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher rates and loan origination fees.

         Subject to the judgment of the Company's underwriting staff to make exceptions to the general criteria, the general criteria currently used by the Company in classifying loan applicants are set forth below:

         "A" Risk. Under the "A" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

         o Existing mortgage loans: required to be current at the time the application is submitted, with a maximum of one (or two on a case-by-case basis) 30-day late payment(s) within the last 12 months being acceptable.

         o Non-mortgage credit: minor derogatory items are allowed, but a letter of explanation is required; any recent open collection accounts or open charge-offs, judgements or liens would generally disqualify a loan applicant from this category.

         o Bankruptcy filings: must have been discharged more than four years prior to closing with credit re-established.

         o Maximum loan-to-value ratio: up to 80% (or 90% on an exception basis with compensating factors) is permitted for a loan secured by an owner-occupied one- to four-family residence; 80% for a loan secured by an owner-occupied condominium; and 70% (or up to 80% on an exception basis with compensating factors) for a loan secured by a non-owner occupied one- to four-family residence.

         o    Debt service-to-income ratio:  generally 45% or less.

         "B" Risk. Under the "B" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

         o Existing mortgage loans: required to be current at the time the application is submitted, with a maximum of three (or four on a case-by-case basis) 30-day late payments within the last 12 months being acceptable.

         o Non-mortgage credit: some prior defaults may have occurred, but major credit paid or installment debt paid as agreed may offset some delinquency; any open charge-offs, judgements or liens would generally disqualify a loan applicant from this category.

         o Bankruptcy filings: must have been discharged more than two years prior to closing with credit re-established.

         o Maximum loan-to-value ratio: up to 80% (or 85% on an exception basis with compensating factors) is permitted for a loan secured by an owner-occupied one- to four-family residence; and 70% (or 80% on an exception basis with compensating factors) for a loan secured by a non-owner occupied one- to four-family residence.

         o Debt service-to-income ratio: generally 45% or less (up to 50% on an exception basis with compensating factors).

         "C" Risk. Under the "C" risk category, a loan applicant may have experienced significant credit problems in the past.

         o Existing mortgage loans: must be brought current from loan proceeds; applicant is allowed a maximum of four 30-day late payments and one 60-day late payment within the last 12 months.

         o Non-mortgage credit: significant prior delinquencies may have occurred, but major credit paid or installment debt as agreed may offset some delinquency; all delinquent credit must be current or paid off.

         o Bankruptcy filings: must have been discharged, and a minimum one-year of re-established credit is required.

         o Maximum loan-to-value ratio: up to 75% (or 80% on an exception basis with compensating factors for first liens only) is permitted for a loan secured by an owner-occupied one- to four-family residence; 65% for a loan secured by an owner-occupied condominium; and 65% for a non-owner occupied one- to four- family residence.

         o    Debt service-to-income ratio: generally 50% or less.

         "D" Risk. Under the "D" risk category a loan applicant may have experienced significant credit problems in the past.

         o Existing mortgage loans: must be brought current from loan proceeds and no more than 149 days delinquent at closing; an explanation for such delinquency is required.

         o Non-mortgage credit: significant prior defaults may have occurred, but the applicant must be able to demonstrate regularity in payment of some credit obligations; all charge-offs, judgements, liens or collection accounts must be paid off.

         o Bankruptcy filings: open Chapter 13 bankruptcies will be considered with evidence that the plan is being paid according to terms; outstanding balance must be paid in full and discharged from loan proceeds.

         o Maximum loan-to-value ratio: generally 65% (or 70% on an exception basis with compensating factors for first liens only) for a loan secured by an owner-occupied one- to four-family residence; 60% for a loan secured by an owner-occupied condominium; and 60% for a non-owner occupied one- to four-family residence.

         o Debt service-to-income ratio: generally 50% or less (up to 55% on an exception basis with compensating factors).

         The Company uses the foregoing categories and characteristics only as guidelines. On a case-by-case basis, the underwriting staff may determine that the prospective borrower warrants a risk category upgrade, a debt service-to-income ratio exception, a pricing exception, a loan-to-value exception or an exception from certain requirements of a particular risk category. An upgrade or exception may generally be allowed if the application reflects certain compensating factors, among others: low loan-to-value ratio; stable employment or length of occupancy at the applicant's current residence. For example, a higher debt ratio may be acceptable with a lower loan-to-value ratio. An upgrade or exception may also be allowed if the applicant places a down payment in escrow equal to at least 20% of the purchase price of the mortgaged property, or if the new loan reduces the applicant's monthly aggregate debt load. Accordingly, the Company may classify in a more favorable risk category certain mortgage loans that, in the absence of such compensating factors, would satisfy only the criteria of a less favorable risk category. The foregoing examples of compensating factors are not exclusive. The underwriting staff has discretion to make exceptions to the criteria and to upgrade ratings on case-by-case basis.

         In future periods the Company intends to offer products not fully secured by real estate collateral, such as consumer installment debt. If offered, these future products will nevertheless be underwritten based on the borrower's credit worthiness. As is the case with its other loan products, the Company intends to sell these loans in the secondary market, to limit its exposure to future losses.


Mortgage Loan Servicing

         The Company has been servicing its portfolio and warehouse loans for many years. Since January 1, 1997, the Savings Bank's portfolio of loans for sale and for investment has been serviced by the Company under a contractual arrangement.

         The Company's loan servicing operation has two functions: collections and customer service for borrowers. The servicing department monitors loans, collects current payments due from borrowers. The collections specialists furnish reports and enforce the holder's rights, including recovering delinquent payments, instituting loan foreclosures and liquidating the underlying collateral.

         The Company closes loans  throughout  the month.  Most of the Company's loans require a first payment thirty to forty-five days after funding. Accordingly, the Company's servicing portfolio consists of loans with payments due at varying times each month. This system ameliorates the cyclical highs and lows that some servicing companies experience as a result of heavily concentrated payment dates.

         The Company's collections policy is designed to identify payment problems sufficiently early to permit the Company to address delinquency problems quickly and, when necessary, to act to preserve equity before a property goes to foreclosure. The Company believes that these policies, combined with the experience level of independent appraisers engaged by the Company, help to reduce the incidence of charge-offs on a first or second mortgage loan.

         Collection procedures commence upon identification of a past due account by the Company's automated servicing system. Five days before the first payment is due on every loan, the borrower is contacted by telephone to welcome the borrower, to remind the borrower of the payment date and to answer any questions the borrower may have. If the first payment due is delinquent, a collector will telephone to remind the borrower of the payment. Five days after any payment is due, a written notice of delinquency is sent to the borrower. Eleven days after payment is due, the account is automatically placed in the appropriate collector's queue and the collector will send a late notice to the borrower. During the delinquency period, the collector will continue to frequently contact the borrower. Company collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, is entered into a permanent collection history for each account. Additional guidance with respect to the collection process is derived through frequent communication with the Company's senior management.

         The Company's loan servicing software also tracks and maintains homeowners' insurance information. Expiration reports are generated weekly listing all policies scheduled to expire within 30 days. When policies lapse, a letter is issued advising the borrower of the lapse and that the Company will obtain force-placed insurance at the borrower's expense. The Company also has an insurance policy in place that provides coverage automatically for the Company in the event the Company fails to obtain force-placed insurance.

         Notwithstanding the above, there are occasions when a charge-off occurs. Prior to a foreclosure sale, the Company performs a foreclosure analysis with respect to the mortgaged property to determine the value of the mortgaged property and the bid that the Company will make at the foreclosure sale. This analysis includes: (i) a current valuation of the property obtained through a drive-by appraisal conducted by an independent appraiser; (ii) an estimate of the sales price of the mortgaged property by sending two local realtors to inspect the property; (iii) an evaluation of the amount owed, if any, to a senior mortgagee and for real estate taxes; and (iv) an analysis of the marketing time, required repairs and other costs, such as for real estate broker fees, that will be incurred in connection with the foreclosure sale.

         All foreclosures are assigned to outside counsel located in the same state as the secured property. Bankruptcies filed by borrowers are also assigned to appropriate local counsel who are required to provide monthly reports on each loan file.

         At the present time the Company does not service mortgage loans for other investors. However, in future periods the Company may securitize loans and retain the servicing component on those securities. In this event, the Company would need to enhance its servicing capabilities. The Company may engage one or more companies to sub-service a portion of its servicing portfolio.

Marketing

         Marketing to Broker Networks. Marketing to brokers is conducted through the Company's business development representatives, who establish and maintain relationships with the Company's principal sources of loan purchases and originations, including financial institutions and mortgage brokers. The business development representatives provide various levels of information and assistance to brokers, provide training to the loan originators regarding the Company's products and non-traditional prospecting strategies, and are principally responsible for maintaining the Company's relationships with its clients. Business development representatives endeavor to increase the volume of loan originations from brokers located within the geographic territory assigned to that representative. The representatives and broker sales managers visit customers' offices, attend trade shows and supervise advertisements in broker trade magazines. The representatives also provide the Company with information relating to borrowers and brokers, and products and pricing offered by competitors and new market entrants, all of which assist the Company in refining its programs in order to offer competitive products. The business development representatives are compensated with a base salary and commissions based on the volume of loans that are purchased or originated as a result of their efforts.


         Marketing of Retail Lending Products. The Company markets its direct consumer lending services through branch offices in several states. The Company generally enters a new target market by way of the broker network. The Company targets cities where the population density and economic indicators are favorable for home equity lending, the foreclosure rate is within normal ranges and the non-conforming loan market has been under-served. When broker marketing efforts are successful in a new geographic area, the Company will generally establish a small branch office, generally with an initial staff of three to five business development representatives. These sales centers do not require heavy investments and allow the Company to exit the market easily if the office does not meet expectations. The branch office network is used for marketing to and meeting with the Company's local borrowers. The Company has also successfully used targeted outbound telemarketing and direct mail to reach potential loan customers. Occasionally, when a potential customer applies for a loan and does not fall within the Company's underwriting guidelines, the Company may submit the application to other lending institutions. If the loan is approved by another lending institution, the Company will not fund the loan but will act as a mortgage broker, receiving a broker fee at the time the loan is closed.

Company's Sources of Funds and Liquidity

         Warehouse Lines of Credit. The Company funds substantially all of the loans which it originates and purchases through borrowings under warehouse facilities, secured by pledges of its loans and through internally generated funds. These borrowings are in turn repaid with the proceeds received by the Company from selling such loans through whole loan sales. In future periods, other loan sale strategies including securitizations may be adopted to supplement the current whole loan sale program.

         On December 10, 1997, the Company obtained a $100,000,000 warehouse line of credit from a commercial bank syndicate. The line is secured by loans originated by the Company and bears interest at a rate of 1.5% over the one-month LIBOR rate. This line of credit replaced three existing lines of credit. The line expires on December 31, 1999 and is subject to renewal. The Company may receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. Also on December 10, 1997, the Company obtained a $25,000,000 seasoned loan line of credit from a commercial bank syndicate. This line is secured by loans originated by the Company. The seasoned loan line of credit bears interest at a rate of 2.5% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans.

         The Company draws on its revolving warehouse lines of credit as needed to fund loan production. As of December 31, 1997, the Company had issued loan funding checks totaling $6,364,000 which had not cleared the Company's checking account and for which the Company had not drawn funds from its warehouse line. These checks cleared the Company's bank accounts in the first few business days of January 1998 and most were funded with new warehouse line draws.

         Prior to December 10, 1997, the Company had three warehouse facilities. The Company had a $70,000,000 warehouse and seasoned loan line of credit with a commercial bank. The line was secured by loans originated by the Company and bears interest at a rate of 1.75% over the one-month LIBOR rate. As of September 30, 1997, the outstanding balance on this line was $33,189,000 and the interest rate was 7.41%. The Company could receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. If a mortgage loan was not sold within 180 days after it is originated, it was transferred to the seasoned loan sublimit within the line of credit. The seasoned loan sublimit had a maximum capacity of $15,000,000 and bore interest at a rate of 2.5% over the one-month LIBOR rate. As of September 30, 1997, the outstanding balance on the seasoned loan sublimit was $6,227,000 and the interest rate was 8.41%. The Company could receive advances under the seasoned loan sublimit up to 90% of current principal balance, and loans could be financed in this manner for an indefinite period.

         The Company also had a $25,000,000 warehouse line of credit with a commercial bank. The line was secured by loans originated by the Company and bore interest at a rate of 1.75% over the one-month LIBOR rate or the prime interest rate. As of September 30, 1997, the outstanding balance on this line was $3,788,000 and the interest rate was 7.41%. The Company could receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 120 days after origination.

         The Company also had an $8,000,000 warehouse line of credit with IMC. The line was secured by loans originated by the Company and bore interest at a rate of 1.75% over the one-month LIBOR rate. There was no outstanding balance on this line at September 30, 1997. The Company could receive warehouse credit advances of 100% of the original principal balances on pledged mortgage loans for a maximum period of 30 days after origination.


         Dependence on Funding Sources. The Company is dependent upon a few lenders to provide the primary credit facilities for its loan originations. At December 31, 1997, the Company had warehouse and other credit facilities with certain financial institutions with aggregate commitments of $125,000,000. The Company's warehouse and other credit facilities expire on December 31, 1999. In addition, the Company's growth strategies are expected to require significant increases in the amount of the Company's warehouse and other credit facilities. The Company expects to be able to maintain existing warehouse and other credit facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. Any failure to renew or obtain adequate funding under these warehouse facilities or other financings, or any substantial reduction in the size of or pricing in the markets for the Company's loans, could have a material adverse effect on the Company's operations.

         The Company's management is currently considering the securitization of some of its mortgage loan production. In order to fund its securitization program, the Company would likely have to obtain an additional line of credit facility and other residual financing. To the extent that the Company is not successful in maintaining or replacing existing financing, it would not be able to hold a large volume of loans pending securitization and therefore would have to curtail its loan production activities or sell loans either through whole loan sales or in smaller securitizations, thereby having a material adverse effect on the Company's results of operations.


Savings Bank Sources of Funds

         Deposits. The primary source of deposits for the Savings Bank has been brokered certificates of deposit obtained through national investment banking firms, which, pursuant to agreements with the Savings Bank, solicit funds from their customers for deposit with the Savings Bank ("brokered deposits"). Such deposits amounted to $4,443,000, or 24.9%, of the Savings Bank's deposits at December 31, 1997. The Savings Bank solicits deposits via a computer bulletin board where the rates of many other banks and savings institutions are advertised. At December 31, 1997, the Savings Bank had deposits of $12,876,000, or 72.3%, of total deposits from this source. The Savings Bank also directly solicits certificates of deposit from institutional investors. At December 31, 1997, $496,000, or 2.8%, of the Savings Bank's total deposits consisted of deposits obtained by the Savings Bank from such efforts.

         The fees paid to deposit brokers are amortized using the interest method and included in interest expense on certificates of deposit.

         The Savings Bank's management believes that the effective cost of brokered and other wholesale deposits is more attractive than deposits obtained on a retail basis from branch offices after the general and administrative expense associated with the maintenance of branch offices is taken into account. Moreover, brokered and other wholesale deposits generally give the Savings Bank more flexibility than retail sources of funds in structuring the maturities of its deposits and in matching liabilities with comparable maturing assets. At December 31, 1997, $13,268,000 of the Savings Bank's certificates of deposit were scheduled to mature within one year (74.5% of total deposits).

         Although management of the Savings Bank believes that brokered and other wholesale deposits are advantageous in certain respects, such funding sources, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and are more likely to be compared by the investor to competing instruments. In addition, such funding sources may be more sensitive to significant changes in the financial condition of the Savings Bank. There are also various regulatory limitations on the ability of all but well-capitalized insured financial institutions to obtained brokered deposits; see "Regulation of the Savings Bank - Brokered Deposits." These limitations currently are not applicable because the Savings Bank is a well-capitalized financial institution under applicable laws and regulations. There can be no assurances, however, that the Savings Bank will not become subject to such limitations in the future.

         As a result of the Savings Bank's reliance on brokered and other wholesale deposits, significant changes in the prevailing interest rate environment, in the availability of alternative investments for individual and institutional investors or in the Savings Bank's financial condition, among other factors, could affect the Savings Bank's liquidity and results of operations much more significantly than might be the case with an institution that obtained a greater portion of its funds from retail or core deposits attracted through a branch network.

         The following table sets forth various interest rate categories for the certificates of deposit of the Savings Bank as of the dates indicated.

(Dollars in thousands)
                                December 31, 1997             December 31, 1996
                            ------------------------         -------------------
                            Weighted                         Weighted
                            Average                          Average
                              Rate          Amount             Rate      Amount
                            --------      ----------         --------   --------

     5.24% or less               -         $      -            5.18%    $   396
     5.25 - 5.49%             5.30%             198            5.34         495
     5.50 - 5.74              5.56              300            5.65         288
     5.75 - 5.99              5.91            8,318            5.93         397
     6.00 - 6.24              6.11            8,010               -           -
     6.25 - 6.49              6.32              989               -           -
                             -----         --------           -----     -------

                              6.01%        $ 17,815            5.50%    $ 1,576
                             =====         ========           =====     =======


         The following table sets forth the amount and maturities of the certificates of deposit of the Savings Bank at December 31, 1997.

(Dollars in thousands)

                                Over Six Months    Over One        Over
                    Six Months   and Less than   Year and Less      Two
                      Or Less       One Year    Than Two Years     Years          Total
                      -------       --------    --------------     -----          -----

   5.25 - 5.49%        $   99        $   99         $   --        $    --        $   198
   5.50 - 5.74            300            --             --             --            300
   5.75 - 5.99          5,945         2,373             --             --          8,318
   6.00 - 6.24             99         4,353          3,558             --          8,010
   6.25 - 6.49             --            --            791            198            989
                       ------        ------         ------        -------        -------

                       $6,443        $6,825         $4,349        $   198        $17,815
                       ======        ======         ======        =======        =======

         At December 31, 1997, twenty-four certificates of deposit totaling $2,400,000 were in amounts of $100,000.

         Borrowings. The Savings Bank is able to obtain advances from the FHLB of Atlanta upon the security of certain of its residential first mortgage loans, and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Savings Bank have been met. FHLB advances are available to member institutions such as the Savings Bank for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and which has its own range of maturities. FHLB members are required to hold shares of the capital stock of the regional FHLB in which they are a member in an amount at least equal to the greater of 1% of the member's home mortgage loans or 5% of the member's advances from the FHLB. The Savings Bank did not obtain any advances from the FHLB of Atlanta during the period September 12, 1996 through December 15, 1997. On December 16, 1997, the Savings Bank borrowed $1,000,000 from the FHLB, and this amount was outstanding at December 31, 1997. The Savings Bank held $50,000 of the FHLB stock at December 31, 1997. Management expects to utilize FHLB advances as the Savings Bank builds a portfolio of loans.


Taxation

         General. The Company and all of its subsidiaries currently file, and expect to continue to file, a consolidated federal income tax return based on a calendar year. Consolidated returns have the effect of eliminating intercompany transactions, including dividends, from the computation of taxable income.

         The Company's income is subject to tax in most of the states in which it is making loans. The Company's taxable income in most states is determined based on certain apportionment factors.

         For taxable years beginning prior to January 1, 1996, a savings institution such as the Savings Bank that met certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifying savings institution") was permitted to establish reserves for bad debts and to claim annual tax deductions for additions to such reserves. A qualifying savings institution was permitted to make annual additions to such reserves based on the institution's loss experience. Alternatively, a qualifying savings institution could elect, on an annual basis, to use the "percentage of taxable income" method to compute its addition to its bad debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real estate). The percentage of taxable income method permitted the institution to deduct a specified percentage of its taxable income before such deduction, regardless of the institution's actual bad debt experience, subject to certain limitations.

         The Small Business Job Protection Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995 and provides for recapture of a portion of the reserves existing at the close of the last taxable year beginning before January 1, 1996. As of December 31, 1997, the retained earnings of the Savings Bank were deemed to include $143,000 of bad debt reserves for income tax purposes for which deferred taxes of $49,000 have been provided. The deferred taxes are payable over a six-year period, or are subject to immediate tax if removed from such bad debt reserve status for purposes other than absorbing losses. For its tax years beginning on or after January 1, 1996, the Savings Bank is required to account for its bad debts under the specific charge-off method. Under this method, deductions may be claimed only as and to the extent that loans become wholly or partially worthless.

         Alternative Minimum Tax. In addition to the regular corporate income tax, corporations, including qualifying savings institutions, are subject to an alternative minimum tax. The 20% tax is computed on Alternative Minimum Taxable Income ("AMTI") and applies if it exceeds the regular tax liability. AMTI is equal to regular taxable income with certain adjustments. For taxable years beginning after 1989, AMTI includes an adjustment for 75% of the excess of "adjusted current earnings" over regular taxable income. Net operating loss carrybacks and carryforwards are permitted to offset only 90% of AMTI. Alternative minimum tax paid can be credited against regular tax due in later years.


Employees

         As of December 31, 1997, the Company and its subsidiaries had a total of 443 full-time employees. None of the Company's employees were covered by a collective bargaining agreement. The Company considers its relations with its employees to be good. Several members of senior management have previously worked as a team at other lending institutions. Many employees have been associated with senior management in previous employment positions. The Company's management believes that these long-term working relationships will continue to contribute to its growth and success.


Service Marks

         The Company has two service marks that have become federally registered. They are "Armada," which became registered on July 23, 1996, and "Approved Residential Mortgage," which became registered on May 15, 1995. The Company also has two service marks that are in the process of registration; they are "Approved Financial Corp." and "Approved Federal Savings Bank."


Effect of Adverse Economic Conditions

         The Company's business may be adversely affected by periods of economic slowdown or recession which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions.

Reliance on IMC Mortgage Company

         During 1997 and 1996, the Company sold 55.9% and 43.7%, respectively, of its loans to IMC. The Company's contract with IMC requires the Company to sell a minimum of $2.0 million of loans to IMC each month. These loan sale transactions are subject to prevailing secondary market terms for pools of non-conforming mortgage loans. Historically, these transactions have resulted in the payment of a cash premium from IMC to the Company. From time to time, various other purchasers purchase more than 10% of the Company's loan production. While there are several other major purchasers of non-conforming mortgage loans as large or larger than IMC, the Company maintains a good working relationship with IMC. IMC offers to buy a wide range of the Company's loan products at competitive prices. However, there can be no assurance that IMC will be in a position to continue to purchase the Company's loan production at margins favorable to the Company. The Company owned approximately 3.2% of the outstanding common stock of IMC at December 31, 1997, and the Company's Chairman and Chief Executive Officer, Allen D. Wykle, is a member of IMC's Board of Directors. Also, Jean S. Schwindt, a member of the Company's Board of Directors and Executive Committee, is an officer of IMC.


Concentration of Operations in Seven States

         During 1997, 81.6% of the aggregate principal balance of the loans originated by the Company were secured by properties located in seven states
(Florida, Georgia, South Carolina, North Carolina, Virginia, Maryland and Delaware). Although the Company has expanded its wholesale and retail mortgage origination networks outside this region, the Company's origination business is likely to remain concentrated in those states for the foreseeable future. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the economy and the residential real estate markets in those states.


Asset/Liability Management

         Management strives to manage the maturity or repricing match between assets and liabilities. The degree to which the Company is "mismatched" in its maturities is a primary measure of interest rate risk. In periods of stable interest rates, net interest income can be increased by financing higher yielding long-term mortgage loan assets with lower cost short-term Savings Bank deposits and borrowings. Although such a strategy may increase profits in the short run, it increases the risk of exposure to rising interest rates and can result in funding costs rising faster than asset yields. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate mortgage loans that it originates.

         Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average lives of mortgage loans are substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

         In future periods, it is expected that the Savings Bank will build a portfolio of loans for investment, while the majority of the loans currently being held by the Company are expected to be sold through the Company's loan sale strategies.


Interest Rate Risk

         Profitability may be directly affected by the levels of and fluctuations in interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect the ability of the Company to purchase and originate loans and would reduce the value of loans held for sale. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent mortgage loan servicing rights in future periods have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of these assets, adversely affecting earnings.

         In an environment of stable interest rates, the Company's gains on the sale of mortgage loans would generally be limited to those gains resulting from the yield differential between mortgage loan interest rates and rates required by secondary market purchasers. A loss from the sale of a loan may occur if interest rates increase between the time the Company establishes the interest rate on a loan and the time the loan is sold. Fluctuating interest rates also may affect the net interest income earned by the Company, resulting from the difference between the yield to the Company on loans held pending sale and the interest paid by the Company for funds borrowed, including the Company's warehouse facilities and the Savings Bank's FHLB advances and FDIC-insured customer deposits. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize gains on the sale of financial assets in future periods.

         The Savings Bank is building a portfolio of loans to be held for net interest income. The sale of fixed rate product is intended to protect the Savings Bank from precipitous changes in the general level of interest rates. The valuation of adjustable rate mortgage loans is not as directly dependent on the level of interest rates as is the value of fixed rate loans. Decisions to hold or sell adjustable rate mortgage loans are based on the need for such loans in the Savings Bank's portfolio, which is influenced by the level of market interest rates and the Savings Bank's asset/liability management strategy. As with other investments, the Savings Bank regularly monitors the appropriateness of the level of adjustable rate mortgage loans in its portfolio and may decide from time to time to sell such loans and reinvest the proceeds in other adjustable rate investments.

Asset Quality

         The following table summarizes all of the Company's delinquent loans at December 31, 1997, 1996 and 1995:

(in thousands)                                    1997        1996        1995
                                                -------     -------     -------

Delinquent 31 to 60 days                        $   866     $ 1,519     $ 1,039
Delinquent 61 to 90 days                          1,124         390         670
Delinquent 91 to 120 days                           970         363         245
Delinquent 121 days or more                       1,567         794         624
                                                -------     -------     -------

Total delinquent loans (1)                      $ 4,527     $ 3,066     $ 2,578
                                                =======     =======     =======

Total loans receivable outstanding, gross of
  the allowance for loan losses (1)             $82,383     $46,347     $29,024
                                                =======     =======     =======

Delinquent loans as a percentage of
  total loans outstanding:
Delinquent 31 to 60 days                           1.05%       3.28%       3.58%
Delinquent 61 to 90 days                           1.36        0.84        2.31
Delinquent 91 to 120 days                          1.19        0.78        0.84
Delinquent 121 days or more                        1.90        1.71        2.15
                                                -------     -------     -------

Total delinquent loans as a percentage
  of total loans outstanding                       5.50%       6.61%       8.88%
                                                =======     =======     =======

-------------
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

         Interest on most loans is accrued until they become 31 days or more past due. Interest on loans held for investment by the Savings Bank is accrued until the loans become 90 days or more past due. The amount of additional interest that would have been recorded had the loans not been placed on nonaccrual status was approximately $154,000, $91,000, and $69,000 in 1997, 1996 and 1995, respectively.

         Effective January 1, 1995, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Statement was issued in May 1993 and is effective for fiscal years beginning after December 15, 1994. Statement 114 was amended in October 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Statement 114, as amended by SFAS 118, requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan, or at the fair value of the loan's collateral for "collateral dependent" loans. A loan is considered impaired when it is probable that a creditor will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. A valuation allowance is required to the extent that the measure of the impaired loans is less than the recorded investment.

         SFAS 114 does not apply to larger groups of homogeneous loans such as consumer installment and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property and construction real estate loans. Most of the Company's loans are collectively evaluated for impairment. The Company's impaired loans are nonaccrual loans, as generally loans are placed on nonaccrual status on the earlier of the date that principal or interest amounts are 30 days or more past due (90 days or more in the case of loan held by the Savings Bank) or the date that collection of such amounts is judged uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower.

         The adoption of SFAS 114 and 118 did not result in any additional provision for credit losses at January 1, 1995. At December 31, 1997 and 1996, the recorded investment in loans for which impairment has been determined in accordance with SFAS 114 totaled $2,500,000 and $1,200,000. The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996 was approximately $780,000 and $64,000, respectively.

         SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. Consistent with the Company's method for nonaccrual loans, interest receipts for impaired loans are recognized as interest income or are applied to principal when the ultimate collectibility of principal is in doubt. Interest income recognized related to these loans was approximately $47,000 and $13,000 during 1997 and 1996, respectively. Due to the homogenous nature and the collateral securing these loans, there is no corresponding valuation allowance.


Future Risks Associated with Loan Sales through Securitizations

         In future periods, the Company may sell a portion of the loans it originates through a securitization program and retain the rights to service the loans. The sale of loans through a securitization program would be a significant departure from the Company's previous business operations.

         Adverse changes in the securitization market could impair the Company's ability to originate and sell loans through securitizations on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's results of operations and financial condition. Furthermore, the Company's quarterly operating results in future periods may fluctuate significantly as a result of the timing and level of securitizations. If securitizations do not close when expected, the Company's results of operations may be adversely affected for that period.


Liquidity - Negative Cash Flow

         As a result of its increased volume of loan originations, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During 1997, 1996 and 1995, the Company operated on a negative cash flow basis, using $30,830,000, $15,040,000 and $9,502,000 respectively, more in operations than was generated, due primarily to an increase in mortgage loans originated. While the sale of loans through whole loan sales generates immediate cash flows on the date of sale, the increases in originations have been outpacing its sales. If the available capital sources of the Company were to decrease significantly, the rate of growth of the Company would be negatively affected.


Year 2000 Issues

         The Company's management is aware of the Year 2000 issues and is currently assessing how these issues will affect the Company. The Company's "mission-critical" applications are supplied by outside vendors with which the Company maintains current relationships. Most of the Company's mission-critical systems already accommodate four-digit year values. The most recent release of the mortgage loan origination and processing system is being used by the Company and has been certified by the vendor as Year 2000 compliant. The Company is in the process of implementing a new accounting system that has been certified by the vendor as Year 2000 compliant. The Company is currently reviewing its hardware systems, and will upgrade as needed for Year 2000 compliance. The Company is also working with key loan sale customers, vendors, brokers and service providers to determine whether data systems utilized by these parties are Year 2000 compliant. The Company is developing lists of alternative providers in the event any of the current customers or providers cannot be certified as Year 2000 compliant. The estimated cost of compliance is not considered material to the Company's financial condition.


Contingent Risks

         In the ordinary course of its business, the Company is subject to claims made against it by borrowers and private investors arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees, officers, and agents of the Company (including its appraisers), incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business.

         Although the Company sells substantially all loans that it originates and purchases on a non-recourse basis, during the period of time that loans are held pending sale, the Company is subject to the various business risks associated with lending, including the risk of borrower default, loan foreclosure and loss, and the risk that an increase in interest rates would result in a decline in the value of loans to potential purchasers.


Competition

         The Company faces intense competition from other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers, and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and financial resources than the Company. Also, the larger national finance companies and originators of conforming mortgage loans have been adapting their conforming origination programs to expand into the non-conforming loan business and are targeting the Company's prime customer base. There can be no assurance that the Company will not face increased competition from such institutions. Further, a number of the Company's competitors have recently increased their access to the capital markets, which helps foster their growth and therefore increases competition.

         Competition can take on many forms, including convenience in obtaining a loan, service, marketing and distribution channels and interest rates. The current level of loan sale gains realized by the Company and its competitors is attracting additional potential competitors, including at least one quasi-governmental agency, to this market segment, and this additional competition may lower the gains that the Company can realize in future periods.

         The quantity and quality of competition for the Company may also be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have "locked in" low borrowing costs may have a competitive advantage. During periods of declining interest rates, competitors may solicit the Company's borrowers to refinance their mortgage loans. During an economic slowdown or recession, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors.

         The Company depends largely on mortgage brokers, for purchases and originations of new loans. The Company's competitors also seek to establish relationships with the brokers with which the Company does business. The Company's future results may become more exposed to fluctuations in the volume and costs of its wholesale loans resulting from competition from other purchasers of such loans, market conditions and other factors.

Regulation

         The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local government authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Regulated matters include loan origination, credit activities, maximum interest rates and finance and other charges, disclosure to customers, the terms of secured transactions, the collection, repossession and claims-handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices. The following discussion and other references to and descriptions of the regulation of financial institutions contained in this document constitute brief summaries of the regulations as currently in effect. This discussion is not intended to constitute a complete statement of all the legal restrictions and requirements applicable to the Company and the Savings Bank and all such descriptions are qualified in their entirety by reference to applicable statutes, regulations and other regulatory pronouncements.

         The Company's consumer lending activities are subject the federal Truth-in-Lending Act ("TILA") and Regulation Z (including the Home Ownership and Equity Protection Act of 1994); the federal Equal Credit Opportunity Act and Regulation B, as amended (the "ECOA"); the Home Mortgage Disclosure Act and the Fair Credit Reporting Act of 1970, as amended ("FCRA"); the federal Real Estate Settlement Procedures Act ("RESPA") and Regulation X; the federal Home Mortgage Disclosure Act; and the federal Fair Debt Collection Practices Act. The Company is also subject to state statutes and regulations affecting its activities.

         TILA  and  Regulation  Z  promulgated   thereunder  contain  disclosure
requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions including loans of the type originated by the Company. Management of the Company believes that it is in compliance with TILA in all material respects.

         In September 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was enacted. Among other things, the Riegle Act made certain amendments to TILA. The TILA Amendments, which became effective in October 1995, generally apply to mortgage loans with (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $424 or (ii) an annual percentage rate of more than ten percentage points higher than comparable maturing U.S. Treasury securities. Loans covered by the TILA Amendments are known as "Section 32 Loans."

         The TILA Amendments impose additional disclosure requirements on lenders originating Section 32 Loans and prohibit lenders from originating
Section 32 Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. In accordance with TILA Amendments, the Company applies underwriting criteria that take into consideration the borrower's ability to repay all Section 32 Loans.

         The TILA Amendments also prohibit lenders from including prepayment fee clauses in Section 32 loans to borrowers with a debt-to-income ratio in excess of 50%. In addition, a lender that refinances a Section 32 Loan previously made by such lender will not be able to enforce any prepayment penalty clause contained in such refinanced loan. The Company will continue to collect prepayment fees on loans originated prior to the effectiveness of the TILA Amendments and on non-Section 32 Loans as well as on Section 32 Loans in permitted circumstances following the effectiveness of the TILA Amendments. The TILA Amendments impose other restrictions on Section 32 Loans, including restrictions on balloon payments and negative amortization features, which the Company believes will not have a material impact on its operations.

         The Company is also required to comply with the ECOA, which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for a loan increases as a result of information obtained from a consumer credit agency, another statute, the FCRA requires the lender to supply the applicant with a name and address of the reporting agency. The Company is also subject to the Real Estate Settlement Procedures Act and is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.

         The Company is also subject to the rules and regulations of, and examinations by, the U.S. Department of Housing and Urban Development and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, and mandate certain loan amounts.

         Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. There can be no assurance that the Company will maintain compliance with these requirements in the future without additional expenses, or that more restrictive federal, state or local laws, rules and regulations will not be adopted that would make compliance more difficult for the Company. Management believes that the Company is in compliance in all material respects with applicable federal and state laws and regulations.

         The Company is also subject to various other federal and state laws regulating the issuance and sale of securities, relationships with entities regulated by the Employee Retirement Income Security Act of 1974, as amended, and other aspects of its business.

         The laws, rules and regulations applicable to the Company are subject to regular modification and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate, purchase, broker or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated or sold by the Company, or otherwise adversely affect the business or prospects of the Company.


OTS Regulation of the Company

         General. The Company is a registered savings and loan holding company under the federal Home Owner's Loan Act ("HOLA") because of its ownership of the Savings Bank. As such, the Company is subject to the regulation, supervision and examination of the OTS.


         Activities Restriction. There are generally no restrictions on the activities of a savings and loan holding company, such as the Company, which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including the limitation of: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to the permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test set forth in OTS regulations, then such unitary holding company shall become subject to the activities and regulations applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restriction applicable to, a bank holding company. See "Regulation of the Savings Bank - Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution other than through merger or other business combination with the Savings Bank, the Company would become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisition and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Savings Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution generally shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in clause (vii) above also must be approved by the Directors of the OTS prior to being engaged in by a multiple savings and loan holding company.


         Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies such as the Company are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the proper approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state only if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provision of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered savings institutions located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).


         Restrictions on Transactions with Affiliates. Transactions between the Company or any of its non-bank subsidiaries and the Savings Bank are subject to various restrictions, which are described under "Regulation of the Savings Bank-Affiliate Transactions."

Regulation of the Savings Bank

         General. The Savings Bank is a federally chartered savings bank organized under the HOLA. As such, the Savings Bank is subject to regulation, supervision and examination by the OTS. The deposit accounts of the Savings Bank are insured up to applicable limits by the SAIF administered by the FDIC and, as a result, the Savings Bank also is subject to regulation, supervision and examination by the FDIC. The Savings Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits. The Savings Bank is a member of the FHLB of Atlanta.

         The business and affairs of the Savings Bank are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the Savings Bank may make, transactions with affiliates, community and consumer lending laws, internal policies and controls, reporting by and examination of the Savings Bank and changes in control of the Savings Bank.


         Insurance of Accounts. Deposit accounts of the Savings Bank up to $100,000 are insured by the Savings Association Insurance Fund (the "SAIF"), administered by the FDIC. Pursuant to legislation enacted in September 1996, a fee was paid by all SAIF insured institutions at the rate of $0.657 per $100 of deposits held by such institutions at March 31, 1995. The money collected recapitalized the SAIF reserve to the level of 1.25% of insured deposits as required by law. In 1996, the Savings Bank paid $23,000 for this assessment.

         The new legislation also provides for the merger, subject to certain conditions, of the SAIF into the Bank Insurance Fund ("BIF") by 1999 and also requires BIF-insured institutions to share in the payment of interest on the bonds issued by a specially created government entity ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Beginning on January 1, 1997, in addition to the insurance premium that is paid by SAIF-insured institutions to maintain the SAIF reserve at its required level pursuant to the current risk classification system, SAIF-insured institutions pay deposit insurance premiums at the annual rate of 6.4 basis points of their insured deposits and BIF-insured institutions will pay deposit insurance premiums at the annual rate of 1.3 basis points of their insured deposits towards the payment of interest on the FICO bonds. Under the current risk classification system, institutions are assigned on one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates currently range from zero basis points for well capitalized, healthy institutions to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

         The recapitalization of the SAIF is expected to result in lower deposit insurance premiums in the future for most SAIF-insured financial institutions, including the Savings Bank.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Savings Bank's deposit insurance.


         Regulatory Capital Requirements. Federally-insured savings associations are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. At December 31, 1997, the Savings Bank's regulatory capital exceeded applicable requirements for categorization as "well-capitalized."

         Federally-insured savings associations are subject to three capital requirements: a tangible capital requirement, a core or leverage capital requirement and a risk-based capital requirement. All savings associations currently are required to maintain tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), core capital equal to 3% of adjusted total assets and total capital (a combination of core and supplementary capital) equal to 8% of risk-weighted assets (as defined in the regulations). For purposes of the regulation, tangible capital is core capital less all intangibles other than qualifying purchased mortgage servicing rights, of which the Savings Bank had none at December 31, 1997. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital generally is reduced by the amount of a savings association's intangible assets, other than qualifying mortgage servicing rights.

         A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, including subordinated debt which meets specified requirements, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets currently range from 0% to 100%, depending on the type of asset.

         OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Savings Bank's regulatory capital at December 31, 1997.

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its inherent rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. Although the final rule was originally scheduled to be effective as of January 1994, the OTS has indicated that it will delay invoking its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until appeal procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Management of the Company does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Savings Bank if it becomes effective in its current form.

         In April 1991, the OTS proposed to modify the 3% of adjusted total assets core capital requirement in the same manner as was done by the Comptroller of the Currency for national savings banks. Under the OTS proposal, only savings associations rated composite 1 under the CAMEL rating system will be permitted to operate at the regulatory minimum core capital ratio of 3%. For all other savings associations, the minimum core capital ratio will be 3% plus at least an additional 100 to 200 basis points, which will increase the 4% core capital ratio requirement to 5% of adjusted total assets or more. In determining the amount of additional capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis.

         Prompt Corrective Action. Federal law provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "under-capitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to adjusted total assets that is equal to or less than 2.0%. The regulations also permit the appropriate federal Savings Banking regulator to downgrade an institution to the next lower category (provided that a significantly undercapitalized institution may not be downgraded to critically undercapitalized) if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. At December 31, 1997, the Savings Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

         Depending upon the capital category to which an institution is assigned, the regulators' corrective powers, many of which are mandatory in certain circumstances, include prohibition on capital distributions; prohibition on payment of management fees to controlling persons; requiring the submission of a capital restoration plan; placing limits on asset growth; limiting acquisitions, branching or new lines of business; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates that the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution.

         Qualified Thrift Lender Test. All savings associations are required to meet the QTL test set forth in the HOLA and regulations to avoid certain restrictions on their operations. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). The Savings Bank met the QTL test throughout 1997.


         Restrictions on Capital Distributions. The OTS has promulgated a regulation governing capital distributions by savings associations, which include cash dividends, stock redemption's or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association as a capital distribution.
Generally, the regulation creates three tiers of associations based on regulatory capital, with the top two tiers providing a safe harbor for specified levels of capital distributions from associations so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Associations that do not qualify for the safe harbor provided for the top two tiers of associations are required to obtain prior OTS approval before making any capital distributions.

         Tier 1 associations may make the highest amount of capital distributions, and are defined as savings associations that before and after the proposed distribution meet or exceed their fully phased-in regulatory capital requirements. Tier 1 associations may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year and (ii) 75% of its net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its "fully phased-in capital requirement" to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. At December 31, 1997, the Savings Bank was a Tier 1 association under the OTS capital distribution regulation.

         In December 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, the three tiered approach contained in existing regulations would be replaced and institutions would be permitted to make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "Prompt Corrective Action."

         Loan-to-One Borrower. Under applicable laws and regulations the amount of loans and extensions of credit which may be extended by a savings institution such as the Savings Bank to any one borrower, including related entities, generally may not exceed the greater of $500,000 or 15% of the unimpaired capital and unimpaired surplus of the institution. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. An institution's "unimpaired capital and unimpaired surplus" includes, among other things, the amount of its core capital and supplementary capital included in its total capital under OTS regulations.

         At December 31, 1997, the Savings Bank's unimpaired capital and surplus amounted to $3,242,000, resulting in a general loans-to-one borrower limitation of $500,000 under applicable laws and regulations.


         Brokered Deposits. Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interest in those deposits to third parties. In addition, the term "deposit broker" includes any insured depository institution, and any employee of any insured depository institution, which engages, directly or indirectly, in the solicitation of deposits by offering rates of interest (with respect to such deposits) which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions have the same type of charter in such depository institution's normal market area. As a result of the definition of "deposit broker," all of the Savings Bank's brokered deposits, as well as possibly its deposits obtained through customers of regional and local investment banking firms and the deposits obtained from the Savings Bank's direct solicitation efforts of institutional investors and high net worth individuals, are potentially subject to the restrictions described below. Under FDIC regulations, well-capitalized institutions are subject to no brokered deposit limitations, while adequately-capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) by 120% for retail deposits and 130% for wholesale deposits, respectively, of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering any effective yield that exceeds by more than 75 basis points, the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1997, the Savings Bank was a well-capitalized institution which was not subject to restrictions on brokered deposits. See "Business - Savings Bank Sources of Funds - Deposits."

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets, which include specified short-term assets and certain long-term assets, equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. Historically, the Savings Bank has operated in compliance with these requirements.


         Affiliate Transactions. Under federal law and regulation, transactions between a savings association and its affiliates are subject to quantitative and qualitative restrictions. Affiliates of a savings association include, among other entities, companies that control, are controlled by or are under common control with the savings association. As a result, the Company and its non-bank subsidiaries are affiliates of the Savings Bank.

         Savings associations are restricted in their ability to engage in "covered transactions" with their affiliates. In addition, covered transactions between a savings association and an affiliate, as well as certain other transactions with or benefiting an affiliate, must be on terms and conditions at least as favorable to the savings association as those prevailing at the time for comparable transactions with non-affiliated companies. Savings associations are required to make and retain detailed records of transactions with affiliates.

         Notwithstanding the foregoing, a savings association is not permitted to make a loan or extension of credit to any affiliate unless the affiliate is engaged only in activities the Federal Reserve Board has determined to be permissible for bank holding companies. Savings associations also are prohibited from purchasing or investing in securities issued by an affiliate, other than shares of a subsidiary of the savings association.

         Savings associations are also subject to various limitations and reporting requirements on loans to insiders. These limitations require, among other things, that all loans or extensions of credit to insiders (generally executive officers, directors or 10% stockholders of the institution) or their "related interest" be made on substantially the same terms (including interest rates and collateral) as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with the general public and not involve more than the normal risk of repayment or present other unfavorable features.

         Community Investment and Consumer Protection Laws. In connection with its lending activities, the Savings Bank is subject to the same federal and state laws applicable to the Company generally, laws designed to protect borrowers and promote lending to various sectors of the economy and population. In addition, the Savings Bank is subject to the federal Community Reinvestment Act ("CRA"). The CRA requires each bank or savings association to identify the communities it serves and the types of credit or other financial services the bank or savings association is prepared to extend to those communities. The CRA also requires the OTS to assess a savings association's record of helping to meet the credit needs of its community and to take the assessment into consideration when evaluating applications for mergers, applications and other transactions. The OTS may assign a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." A less than satisfactory CRA rating may be the basis for denying such applications. The OTS has not conducted a CRA review of the Savings Bank since the Company acquired the Savings Bank on September 11, 1996. However, management believes the OTS will have a favorable view of the Savings Bank's recent CRA record.

         Under the CRA and implementing OTS regulations, a savings association has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. Until July 1, 1997, the OTS implementing regulations required the board of directors of each savings association to adopt a CRA statement for each delineated local community that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. Under new standards, the OTS will assign a CRA rating based on a Lending Test, Investment Test and Service Test keyed to, respectively, the number of loans, the number of investments, and the level of availability of retail banking services in a savings association's assessment area. The Lending Test will be the primary component of the assigned composite rating. An "outstanding" rating on the Lending Test automatically will result in at least a "satisfactory" rating in the composite, but an institution cannot receive a "satisfactory" or better rating on the composite if it does not receive at least a "low satisfactory" rating on the Lending Test. Alternatively, a savings association may elect to be assessed by complying with a strategic plan approved by the OTS. Evaluation under the new rules is mandatory after June 30, 1997; however, a savings association could elect to be evaluated under the new rules beginning on January 1, 1996, although the Savings Bank did not elect to do so. Data collection requirements became effective January 1, 1996.


         Safety and Soundness. Other regulations which were recently adopted or are currently proposed to be adopted pursuant to recent legislation include: (i) real estate lending standards for insured institutions, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) revisions to the risk-based capital rules to account for interest rate risk, concentration of credit risk and the risks posed by "non-traditional activities;" (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; and (iv) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal stockholders of the insured institution.

Legislative Risk

         Members of Congress and government officials from time to time have suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for loans of the kind offered by the Company.


Environmental Factors

         To date, the Company has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. In the ordinary course of its business, the Company from time to time forecloses on properties securing loans. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and could be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and cleanup costs incurred by such parties in connection with the contamination. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not the facility is owned or operated by such person. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

         In the course of its business, the Company may acquire properties as a result of foreclosure. There is a risk that hazardous or toxic waste could be found on such properties. In such event, the Company could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

Dependence on Key Personnel

         The Company's growth and development to date have been largely dependent upon the services of Allen D. Wykle, Chairman of the Board, President and Chief Executive Officer, Neil W. Phelan, Executive Vice President in charge of the broker lending division, and Barry C. Diggins, a key member of the retail lending management team. The loss of Mr. Wykle's, Mr. Phelan's or Mr. Diggins' services for any reason could have a material adverse effect on the Company. Certain of the Company's principal credit agreements contain a provision which permit the lender to accelerate the Company's obligations in the event that Mr. Wykle were to leave the Company for any reason and not be replaced with an executive acceptable to such lender.


Control by Certain Shareholders

         As of March 15, 1998, Allen D. Wykle, Chairman of the Board, President and Chief Executive Officer and Leon H. Perlin, Director, beneficially own an aggregate of 50.1% of the outstanding shares of Common Stock of the Company. Accordingly, such persons, if they were to act in concert, would have majority control of the Company, with the ability to approve certain fundamental corporate transactions and the election of the entire Board of Directors.

                               ITEM 2 - PROPERTIES


Properties

         The Company's executive and administrative offices are located at 3420 Holland Road, Virginia Beach, Virginia. The building consists of approximately 15,000 square feet and is owned by the Company. In June 1997, the Company purchased a building adjacent to its headquarters to accommodate its growth plans. The second building consists of approximately 20,000 square feet. The Company occupies approximately 17,000 square feet in this building, and the remainder is leased to third-party tenants. The two buildings are subject to total mortgage debt of $1,216,000 as of December 31, 1997.

         As of December 31, 1997 the Company had leases for regional broker lending offices, retail lending offices, and the Savings Bank's administrative office. These facilities aggregate approximately 57,000 square feet and are leased under terms which vary as to duration. In general, the leases expire between January 1998 and October 2002, and provide rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographic area.

         The Company anticipates that it may need to obtain additional space to accommodate its growth plans for 1998.



                           ITEM 3 - LEGAL PROCEEDINGS


         The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.



                    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

   None.

                                     PART II

                 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS


Market Price of and Cash Dividends on the Company's Common Equity

         The following table shows the quarterly high, low and closing prices of the Company's common stock for 1997, 1996 and the second six months of 1995 and cash dividends paid per share. Stock prices for the first six months of 1995 are not available. All stock price and dividend data has been adjusted to reflect two-for-one stock splits which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend which occurred on November 21, 1997.

                                   Stock Prices
                        --------------------------------        Cash
                         High          Low         Close      Dividends
                        ------       ------       ------      ---------
   1997:
   Fourth Quarter       $17.00       $12.75       $14.75       $   --
   Third Quarter         17.00         8.00        15.00           --
   Second Quarter        10.00         6.00         8.25           --
   First Quarter         13.50         8.50         9.75           --

   1996:
   Fourth Quarter        11.50         8.00         8.50          .01
   Third Quarter          9.13         3.75         9.00          .01
   Second Quarter         4.75         2.13         3.88          .01
   First Quarter          2.25         2.06         2.19          .01

   1995:
   Fourth Quarter         2.14         1.84         2.14          .01
   Third Quarter          1.78         1.46         1.71          .01


         The Company did not pay any cash dividends on its Common Stock in 1997. The Company intends to retain all of its earnings to finance its operations and does not anticipate paying cash dividends for the foreseeable future. Any decision made by the Board of Directors to declare dividends in the future will depend on the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Board.

Absence of Active Public Trading Market and Volatility of Stock Price

         The Company's Common Stock is traded on the National Quotation Bureau, Inc. OTC Bulletin Board under the symbol "APFN." Historically, there has been a limited market for the Company's Common Stock. As a result, the prices reported for the Company's Common Stock reflect the relative lack of liquidity and may not be reliable indicators of market value. There can be no assurance that an active public trading market for the Company's Common Stock will be created in the future.

         The  Company   intends  to  file  an  application   with  the  National
Association of Securities Dealers in Washington, D.C. to request a listing on the NASDAQ National Market.

         The market price of the Common Stock may experience fluctuations that are unrelated to the operating performance of the Company. In particular, the price of the Common Stock may be affected by general market price movements as well as developments specifically related to the residential mortgage lending industry such as, among other things, interest rate movements, delinquencies, loan payment speeds, and loss trends.


Transfer Agent and Registrar

         The Transfer Agent for the Company's Common Stock is First Union National Bank, 230 South Tryon Street, 11th Floor, Charlotte, North Carolina 28288-1153.


Recent Sales of Unregistered Securities

         In connection with the offering of 225,000 new shares of Common Stock in the State of Virginia, pursuant to Section 3(a)(11) of the Securities Act of 1933 and Rule 147 issued thereunder, the Company in 1992 also issued warrants to its existing eleven shareholders, also in Virginia, to purchase 47,601 shares of Common Stock for $7.50 per share. The warrants were convertible for a five year period expiring April 20, 1997. Nine of the eleven shareholders exercised the warrants prior to their expiration. Taking into account all prior stock splits, 362,968 shares were issued at $0.935 per share for an aggregate price of $339,375.

         Of the 362,968 shares issued, 305,712 were purchased by the two largest shareholders of the Company: Allen D. Wykle, President and Chief Executive Officer, and Leon H. Perlin. Both are directors. Three other shareholders who purchased shares upon the exercise of the warrants were also directors, and one shareholder was the spouse of a director. Most were accredited investors at the time of exercise. The Company relied on a private exemption from registration under Section 4(2) of the Securities Act of 1933, and the regulations issued thereunder. The stock bears a restrictive legend, is subject to an administrative stop, may not be resold without an opinion of the Company's legal counsel, and is subject to the resale requirements of Rule 144.

         Since December 1994, the Company had conducted a portion of its retail lending business through Armada Residential Mortgage, LLC ("Armada LLC"), which was owned 1% by the Company, 82% by ARMI and 17% by Armada LLC's senior officer. In connection with terminating Armada LLC, in September 1997 the Company agreed to issue 106,146 shares of its Common Stock to purchase the senior officer's ownership interest in Armada LLC. The Company issued 2,000 shares to the senior officer on October 10, 1997 and 104,146 shares on January 5, 1998. The senior officer terminated his employment with Armada LLC and became an employee of ARMI. He also became a Director of the Company. The Company also agreed to issue 6,780 shares to a key employee of Armada LLC. The Company issued 1,000 shares to the key employee on October 10, 1997 and 13,560 shares on January 5, 1998. The key employee terminated his employment with Armada LLC and became an employee of ARMI. The stock bears a restrictive legend, is subject to an administrative stop, may not be resold without an opinion of the Company's legal counsel, and is subject to the resale requirements of Rule 144. No broker or general solicitation was involved. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, and the regulations issued thereunder, and Rule 701. The share figures have been adjusted for the 100% stock dividend, which occurred on November 21, 1997.

                        ITEM 6 - SELECTED FINANCIAL DATA


         The historical consolidated financial data for the five years ended December 31, 1997 were derived from the consolidated financial statements of the Company included elsewhere herein. The historical consolidated financial data are not necessarily indicative of the results of operations for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and notes thereto included elsewhere herein. Unless otherwise indicated, all financial data has been adjusted to reflect two-for-one stock splits which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend which occurred on November 21, 1997.

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS

(In thousands, except share and per share data)

Years Ended
December 31                              1997           1996             1995           1994           1993
-----------                            --------       --------         -------        -------        -------
Revenue:
     Gain on sale of loans             $ 33,501       $ 17,955         $ 7,298        $ 2,184        $ 2,641
     Interest income                     10,935          4,520           3,065          2,556          3,338
     Gain on sale of securities           2,796              -               -              -              -
     Other fees and income                4,934          2,407           1,535            639            227
                                       --------       --------         -------        -------        -------
        Total revenue                    52,166         24,882          11,898          5,379          6,206
                                       --------       --------         -------        -------        -------

Expenses:
     Compensation  (1)                   16,447          8,017           3,880          1,452          1,040
     General and administrative          14,188          6,853           3,050          1,337          1,122
     Interest expense                     6,157          3,121           2,194          1,700          1,781
     Provision for loan and
       foreclosed property losses         1,676          1,308             731            191            426
                                       --------       --------         -------        -------        -------
        Total expenses                   38,468         19,299           9,855          4,680          4,369
                                       --------       --------         -------        -------        -------

Income before income taxes               13,698          5,583           2,043            699          1,837

Income taxes                              5,638          2,259             876            328            761
                                       --------       --------         -------        -------        -------

Net income                             $  8,060        $ 3,324         $ 1,167       $    371        $ 1,076
                                       ========        =======         =======       ========        =======

Net income per share (diluted) (2)     $   1.51        $  0.63         $  0.23       $   0.07        $  0.21
                                       ========        =======         =======       ========        =======

Cash dividends per share (2)           $      -        $  0.04         $  0.04       $   0.04        $  0.04
                                       ========        =======         =======       ========        =======

Weighted average number
    of shares outstanding (diluted)   5,345,957      5,281,103       5,062,809      5,035,350      5,077,440
                                      =========      =========       =========      =========      =========

-------------
(1) This document reclassifies "minority interests in consolidated subsidiaries" as "compensation."
(2) All per-share data has been adjusted to reflect two-for-one stock splits which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend which occurred on November 21, 1997.

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS

(In thousands, except per share data)

Years Ended
December 31                              1997           1996            1995           1994           1993
-----------                            --------       --------        --------       --------       --------

SELECTED BALANCES AT YEAR END

Loans receivable, net                  $ 80,696       $ 45,423        $ 28,430       $ 18,021       $ 16,216
Securities                               15,201         20,140               -              -              -
Total assets                            118,125         75,143          34,485         23,109         21,663
Revolving warehouse loans                52,488         32,030          19,566          7,727          5,790
FDIC-insured deposits                    17,815          1,576               -              -              -
Subordinated debt                         9,080          9,183           6,905          8,546          9,561
Total liabilities  (1)                   93,070         53,934          28,250         17,465         16,291
Shareholders' equity                     25,055         21,209           6,236          5,645          5,372


SELECTED LOAN DATA

Loans originated                       $468,955       $258,833        $111,505       $ 43,079       $ 56,972
Loans sold                              420,498        228,918          83,328         34,409         56,909
Amount of loans serviced
      at year-end                        83,512         48,785          29,249         18,482         16,434
Loans delinquent 31 days or
     more as percent of
     loans at year-end                     5.50%          6.61%           8.88%          7.03%         12.07%


SELECTED RATIOS

Return on average assets                   7.68%          7.32%          4.06%           1.67%          4.61%
Return on average
    shareholders' equity                  32.69%         36.44%          19.86%          6.80%         21.83%
Shareholders' equity
    to assets                             21.21%         28.22%          18.08%         24.43%         24.80%
Book value per share  (2)              $   4.64       $   4.21        $   1.28       $   1.09       $   1.06

-------------
(1)  Includes minority interests in subsidiaries.
(2) All per-share data has been adjusted to reflect two-for-one stock splits which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend which occurred on November 21, 1997.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


General

         The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for each year in the three-year period ended December 31, 1997 and its consolidated financial position at December 31, 1997, 1996 and 1995. The discussion includes some forward-looking statements involving estimates and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors such as reduced demand for loans, competitive forces, limits on available funds and market forces affecting the price of the Company's common stock. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's 1997 audited financial statements.


Results of Operations for the Years Ended December 31, 1997, 1996 and 1995

         Net Income. The Company's net income for 1997 was $8,060,000 compared to net income of $3,324,000 in 1996 and $1,167,000 in 1995. On a per share basis (diluted), income for 1997 was $1.51, compared to $0.63 for 1996 and $0.23 for 1995.

         The per-share figures have been adjusted to reflect two-for-one stock splits of the Company's common stock, which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend which occurred on November 21, 1997.

         The following table shows changes in net income per share (diluted):

                                             1997          1996          1995
                                         Versus 1996   Versus 1995   Versus 1994
                                         -----------   -----------   -----------

Net income per share for 1996,
   1995 and 1994, respectively              $ .63         $ .23         $ .07

Increase (decrease) attributable to:
  Gains on sale of loans                     2.79          2.10          1.02
  Net interest income                         .62           .11            --
  Other income                                .98           .18           .17
  Compensation expense                      (1.53)         (.81)         (.48)
  Other expenses                            (1.39)         (.86)         (.45)
  Income taxes                               (.62)         (.28)         (.10)
  Average shares outstanding                  .03          (.04)           --
                                            -----         -----         -----

    Net increase                              .88           .40           .16
                                            -----         -----         -----

Net income per share for 1997,
   1996 and 1995, respectively              $1.51         $ .63         $ .23
                                            =====         =====         =====

         The return on average assets was 7.68% in 1997, compared to 7.32% in 1996 and 4.06% in 1995. Return on average shareholders' equity was 32.69% in 1997, compared to 36.44% in 1996 and 19.86% in 1995.


         Origination of Mortgage Loans. The following table shows the loan originations in dollars and units for the Company's broker and retail units in 1997, 1996 and 1995:

(Dollars in thousands)
Years Ended
December 31                                1997          1996          1995
-----------                              --------      --------      --------

Dollar Volume of Loan Originations:
         Broker                          $256,417      $162,887      $ 61,378
         Retail                           212,538        95,946        50,127
                                         --------      --------      --------

         Total                           $468,955      $258,833      $111,505
                                         ========      ========      ========

Number of Loans Originated:
         Broker                             4,399         2,670         1,023
         Retail                             4,022         1,683           835
                                         --------      --------      --------

         Total                              8,421         4,353         1,858
                                         ========      ========      ========


The increases in the dollar volume of loan originations of 81.2% in 1997, 132.2% in 1996 and 158.8% in 1995 reflect strong growth in both broker and retail lending operations.

         The Company's broker lending division originated $256,417,000 of residential mortgage loans during 1997, compared to $162,887,000 in 1996 and $61,378,000 in 1995. The 57.4% increase in originations in 1997 compared to 1996 and the 165.4% increase in 1996 compared to 1995 were due to additional broker account representatives, and back-office capabilities. On a unit basis, the Company originated 4,399 loans in its broker operation in 1997, compared to 2,670 loans in 1996 and 1,023 in 1995.

         The Company's retail lending division originated $212,538,000 of residential mortgage loans in 1997, compared to $95,946,000 in 1996 and $50,127,000 in 1995. The 121.5% increase in 1997 compared to 1996 and the 91.4%
increase in 1996 compared to 1995 is attributed to additional retail loan offices and back-office capabilities. On a unit basis, the Company originated 4,022 loans in its retail operation in 1997, compared to 1,683 loans in 1996 and 835 in 1995.

         In addition to originating residential mortgage loans, the Company also purchases loans to obtain geographic diversity and yields not obtainable in the Company's normal lending areas. However, purchases during 1997, 1996 and 1995 were minimal.

         The following tables summarize mortgage loan originations, by state, for the years ended December 31, 1997, 1996 and 1995:

(In thousands)
Years Ended
December 31                                 1997                      1996                     1995
-----------                         --------------------      --------------------      -------------------
                                    Dollars      Percent      Dollars      Percent      Dollars     Percent
                                    --------     -------      --------     -------      --------    -------
Broker Division:
     Maryland                       $ 29,997        6.4%      $  9,609        3.7%      $ 10,626        9.5%
     North and South Carolina         33,420        7.1         33,568       13.0          1,477        1.3
     Georgia                          59,792       12.8         54,488       21.1         26,831       24.1
     Florida                          61,897       13.2         36,711       14.2         18,101       16.2
     Ohio                             32,578        6.9          3,314        1.3             --         --
     Virginia                          5,415        1.2          9,405        3.6          2,320        2.1
     Illinois                         12,781        2.7          8,631        3.3             --         --
     Indiana                           9,131        1.9          2,761        1.1          2,023        1.8
     Tennessee                         7,826        1.7            886        0.3             --         --
     Michigan                          3,680        0.8          3,514        1.4             --         --
                                    --------      -----       --------      -----       --------      -----

         Total Broker Division      $256,417       54.7%      $162,887       63.0%      $ 61,378       55.0%
                                    ========      =====       ========      =====       ========      =====

Retail Division:
     Maryland                       $ 66,954       14.4%      $ 45,089       17.3%      $ 30,444       27.4%
     North and South Carolina         57,618       12.3         12,353        4.8          2,020        1.8
     Georgia                          12,886        2.7         25,599        9.9         13,862       12.4
     Florida                           4,141        0.9             --         --             --         --
     Ohio                             12,666        2.7             61         --             --         --
     Virginia                         34,442        7.3         11,108        4.3          3,801        3.4
     Illinois                          4,877        1.0             --         --             --         --
     Delaware                         16,056        3.4          1,736        0.7             --         --
     Indiana                           2,813        0.6             --         --             --         --
     Kentucky                             85         --             --         --             --         --
                                    --------      -----       --------      -----       --------      -----

         Total Retail Division      $212,538       45.3%      $ 95,946       37.0%      $ 50,127       45.0%
                                    ========      =====       ========      =====       ========      =====

Total originations:
     Maryland                       $ 96,951       20.8%      $ 54,698       21.0%      $ 41,070       36.9%
     North and South Carolina         91,038       19.4         45,921       17.8          3,497        3.1
     Georgia                          72,678       15.5         80,087       31.0         40,693       36.5
     Florida                          66,038       14.1         36,711       14.2         18,101       16.2
     Ohio                             45,144        9.6          3,375        1.3             --         --
     Virginia                         39,857        8.5         20,513        7.9          6,121        5.5
     Illinois                         17,658        3.7          8,631        3.3             --         --
     Delaware                         16,056        3.4          1,736        0.7             --         --
     Indiana                          11,944        2.5          2,761        1.1          2,023        1.8
     Tennessee                         7,826        1.7            886        0.3             --         --
     Michigan                          3,680        0.8          3,514        1.4             --         --
     Kentucky                             85         --             --         --             --         --
                                    --------      -----       --------      -----       --------      -----

         Total originations         $468,955      100.0%      $258,833      100.0%      $111,505      100.0%
                                    ========      =====       ========      =====       ========      =====

         Gain on Sale of Loans. The largest component of the Company's net income is the gain from the sale of mortgage loans, which is the premium paid by investors to purchase the loans and the origination fees and points received at the time of origination on those loans. There is an active secondary market for most types of mortgage loans originated by the Company. The majority of the loans originated by the Company are sold to other mortgage and finance companies. The loans are sold for cash as whole loans on a servicing-released basis. Consistent with industry practices, the loans are sold with certain representations and warranties. By originating loans for subsequent sale in the secondary mortgage market, the Company is able to obtain funds which may be used for lending and investment purposes.

         Gains from the sale of mortgage loans is comprised of several components, as follows: (a) the difference between the sales price and the net carrying value of the loan; plus (b) loan origination fee income collected at loan closing and deferred until the loan is sold; less (c) recapture premiums and loan selling costs.

         The Company sold $420,498,000 of mortgage loans during 1997, compared to $228,918,000 in 1996 and $83,328,000 in 1995. Sales volume increased by 83.7%
in 1997, by 174.7% in 1996 and by 142.2% in 1995. The magnitudes of the period-to-period changes in loan sales are consistent with and reflect the percentage changes in mortgage loan originations in those periods.

         For 1997, gain on the sale of loans was $33,501,000, which compares with $17,955,000 and $7,298,000 in 1996 and 1995, respectively. The year-to-year increases in the gain on loan sales were the direct result of increased loan originations, which enabled the Company to sell more loans.

         The weighted-average premium realized by the Company on its loan sales increased to 6.39% in 1997, compared to 6.34% in 1996 and 6.15% in 1995. These premiums do not include loan fees collected by the Company at the time the loans are closed and included in the computation of gain when the loans are sold.

         The Company defers fees it receives in loan origination, commitment and purchase transactions. Loan origination fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans in 1997 was $8,198,000, compared to $3,935,000 in 1996 and $3,180,000 in 1995. The increases of 104.4% and 25.8% in
1997 and 1996, respectively, are the result of the Company originating and selling more loans generated by the retail lending division. The Company's retail originations increased by $116,592,000, or 121.5%, in 1997 and increased by $45,819,000, or 91.4%, in 1996. The Company's retail loan sales in 1997 comprised 48.5% of total loan sales, with an average loan origination fee income earned of 4.2%. For 1996, the Company's retail loan sales were 35.0% of total loan sales with an average loan fee income earned of 4.9%. Total recapture premium and fees associated with selling loans represented approximately 35 basis points of loans sold in 1997 compared with 30 basis points in 1996.

         A substantial portion of the Company's loan sales during the three-year period ended December 31, 1997 were to Industry Mortgage Company ("IMC"), a non-conforming residential mortgage lender. The Company was the owner of approximately 3.2% of the issued and outstanding stock of IMC at December 31, 1997. The Company sold IMC 3,791 loans totaling $235,228,000 in 1997, compared to 1,536 loans totaling $100,095,000 in 1996 and 504 loans totaling $37,993,000 in 1995. The loans sold to IMC represented 55.9%, 43.7% and 45.6% of the dollar volume of the Company's loan sales in 1997, 1996 and 1995, respectively. The Company's Chairman and Chief Executive Officer, Allen D. Wykle, is a member of IMC's Board of Directors. Also, Jean S. Schwindt, a member of the Company's Board of Directors and Executive Committee, is an officer of IMC.


         Interest Income and Expense. Interest income in 1997 was $10,935,000, compared with $4,520,000 and $3,065,000 in 1996 and 1995, respectively. The 141.9% increase in interest income in 1997 was primarily due to a higher average balance of loans held for sale resulting from the increase in loan originations. The average holding period in 1997 for mortgage loans in inventory remained consistent with the average 1996 holding period.

         Interest expense in 1997 was $6,157,000, compared with $3,121,000 and $2,194,000 in 1996 and 1995 respectively. The year-to-year increases in interest expense were the direct result of increased borrowings under the Company's warehouse lines of credit, which were used to fund the increase in loan origination volume.

         The Company's net interest income for 1997 was $4,778,000, compared to $1,399,000 in 1996 and $871,000 in 1995. Net interest income increased by $3,379,000 or 141.5% in 1997 compared to 1996, and increased by $528,000 or
60.7% in 1996 compared to 1995.

         The Company's net earnings are highly dependent on the difference, or "spread," between the income it receives from its loan and investment portfolios and its cost of funds, consisting principally of the interest paid on the revolving warehouse loans and other borrowings and the Savings Bank's deposit accounts.

         The average yield received on the Company's loan portfolio may not change at the same pace as the interest rates it must pay on its revolving warehouse loans and other borrowings and the Savings Bank's FDIC-insured deposits. As a result, in times of rising interest rates, decreases in the difference between the yield received on loans and other investments and the rate paid on borrowings and the Savings Bank's deposits usually occur. However, interest received on short-term investments and adjustable rate mortgage loans also increase as a result of upward trends in short-term interest rates, which enables the Company to partially compensate for increased borrowing and deposit costs.

         The following tables reflect the average yields earned and rates paid by the Company during 1997 and 1996. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)
                                                     1997                                 1996
                                        -----------------------------        -----------------------------
                                                              Average                              Average
                                        Average               Yield/         Average               Yield/
                                        Balance    Interest    Rate          Balance    Interest    Rate
                                        -------    --------   -------        -------    --------   ------
Interest-earning assets:
     Loans receivable  (1)             $ 74,116     $10,662    14.39%       $ 36,519     $ 4,464   12.22%
     Cash and other interest-
       earning assets                     4,240         273     6.44           1,107          56    5.06
                                       --------     -------    -----        --------     -------   -----
                                         73,356      10,935    13.96          37,626       4,520   12.01
                                                    -------    -----                     -------   -----
Non-interest-earning assets:
     Allowance for loan losses           (1,231)                                (754)
     Investment in IMC                   17,376                                2,438
     Premises and equipment, net          3,372                                1,671
     Other                                7,112                                4,423
                                       --------                             --------

     Total assets                     $ 104,985                             $ 45,404
                                      =========                             ========

Interest-bearing liabilities:
     Revolving warehouse lines         $ 59,681       4,834     8.10        $ 25,810       2,373    9.19
     FDIC-insured deposits                6,076         357     5.88             470          21    4.47
     Other interest-bearing
       liabilities                       10,307         966     9.37           8,690         727    8.37
                                       --------     -------    -----        --------     -------   -----
                                         76,064       6,157     8.09          39,970       3,121    8.92
                                                    -------    -----                     -------   -----

Non-interest-bearing liabilities          4,264                                1,314
                                       --------                             --------
     Total liabilities                   80,328                               36,284
Shareholders' equity                     24,657                                9,120
                                       --------                             --------

     Total liabilities and equity     $ 104,985                             $ 45,404
                                      =========                             ========

Average dollar difference between
  interest-earning assets and interest-
  bearing liabilities                  $  2,292                             $  2,656
                                       ========                             ========

Net interest income                                 $ 4,778                              $ 1,399
                                                    =======                              =======

Interest rate spread  (2)                                       5.87%                               3.09%
                                                               =====                               =====

Net annualized yield on average
  interest-earning assets                                      6.10%                                3.72%
                                                               =====                               =====

-------------
(1)  Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

         The Company's net interest income is affected by changes in both average interest rates and the average volumes of interest-earning assets and interest-bearing liabilities. Total interest income increased by $6,415,000 in 1997 compared to 1996. Total interest expense increased by $3,036,000 in 1997 compared to 1996. The 1997 increases in both interest income and interest expense are due primarily to increases in average interest-earning assets and interest-bearing liabilities.

         The following table shows the amounts of the changes in interest income and expense which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for 1997. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the $3,379,000 increase in net interest income in 1997 was the net result of a growing balance sheet positively affected by lower rates on borrowed funds.


                                                      1997 Versus 1996
                                                 Increase (Decrease) Due to
                                             -----------------------------------
(in thousands)                               Volume         Rate          Total
                                             ------         ----         -------

Total interest-earning assets
       Loans receivable                      $ 5,289       $   909       $ 6,198
       Cash and other
         interest-earning assets                 198            19           217
                                             -------       -------       -------
                                               5,487           928         6,415
                                             -------       -------       -------

Total interest-bearing liabilities
       Revolving warehouse loans               2,706          (245)        2,461
       FDIC-insured deposits                     327             9           336
       Other                                     145            94           239
                                             -------       -------       -------
                                               3,178          (142)        3,036
                                             -------       -------       -------

Net interest income                          $ 2,309       $ 1,070       $ 3,379
                                             =======       =======       =======

         Provision for Loan Losses. The Company provided $1,534,000 during 1997 as additions to the allowance for loan losses, compared to $1,145,000 in 1996 and $629,000 in 1995.

         The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for 1997, 1996 and 1995:

(In thousands)
Years Ended
December 31                                        1997            1996            1995
-----------                                      --------        --------        --------
Balance at beginning of year                     $    924        $    594        $    567
Provision charged to expense                        1,534           1,145             629
Acquisition of the Savings Bank                        --              20              --
Loans charged off                                    (953)           (863)           (662)
Recoveries of loans previously charged off            182              28              60
                                                 --------        --------        --------

Balance at end of year                           $  1,687        $    924        $    594
                                                 ========        ========        ========

Loans receivable at year-end, gross
    of allowance for losses                      $ 82,383        $ 46,347        $ 29,024

Ratio of allowance for loan losses to gross
    loans receivable at year-end                     2.05%           1.99%           2.05%

         The Company's acquisition of the Savings Bank in September 1996 included $2,531,000 of mortgage loans subject to a $20,000 allowance for loan losses.

         All  charge-offs  and  recoveries   related  to  mortgage  loans,   and
writedowns  of  foreclosed   properties  to  appraised  value  at  the  time  of
repossession, are recorded in the allowance for mortgage loan losses.

         The Company's management evaluates the allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, loan covenants and general economic conditions and trends. While management believes that its present allowance for loan losses is adequate, future adjustments may be necessary.

         Provision for Foreclosed Property Losses. The Company provided $142,000 during 1997 as additions to the allowance for foreclosed property losses, compared to $163,000 in 1996 and $101,000 in 1995.

         Sales of real estate owned yielded net losses of $666,000 in 1997, $192,000 in 1996 and $129,000 in 1995.

         The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for 1997, 1996 and 1995:

(In thousands)
Years Ended
December 31                                            1997        1996        1995
-----------                                           ------      ------      ------
Balance at beginning of year                          $  529      $  366      $  265
Provision charged to expense                             142         163         101
                                                      ------      ------      ------

Balance at end of year                                $  671      $  529      $  366
                                                      ======      ======      ======

Real estate owned at year-end, gross
    of allowance for losses                           $3,038      $2,606      $1,509

Ratio of allowance for foreclosed property losses
    to gross real estate owned at year-end             22.09%      20.30%      24.25%


         While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

         Income from the IMC Partnership and IMC Mortgage Company. The Company was an original limited partner in Industry Mortgage Company, L.P. (the "IMC Partnership"), a non-conforming residential mortgage company based in Tampa, Florida. The Company's initial ownership interest represented approximately 9.09% of the IMC Partnership and was accounted for under the equity method of accounting. Therefore, the Company recognized the portion of the IMC
Partnership's net income equal to its ownership percentage in the IMC Partnership. In 1996, the Company recognized $480,000 of income from its investment in the IMC Partnership, compared to $596,000 in 1995.

         The IMC Partnership converted to a corporation, IMC Mortgage Company ("IMC"), immediately before its initial public offering on June 24, 1996. The limited partners received common stock of IMC in exchange for their IMC Partnership interests as of June 24, 1996. The Company was issued 1,199,768 shares of IMC common stock at that time. Shares of IMC common stock are traded on the NASDAQ National Exchange under the trading symbol "IMCC." However, the shares received by the Company have not been registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933. Sales of IMC stock by the Company are subject to SEC Rule 144 and a lock-up agreement. The lock-up agreement limits sales of IMC stock by the Company to approximately 96,000 shares per month between August 1997 and August 1998. The share figures above reflect a two-for-one split of IMC shares on February 13, 1997.

         Following the partnership's conversion to corporate form, the Company's investment in IMC is accounted for as an investment security available for sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such securities are reported on a fair value basis, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity, net of any deferred tax provision. As of December 31, 1997, the Company owned 975,592 shares of IMC stock. The Company's stock position represented approximately 3.2% of IMC's outstanding stock at that date. The market value of the Company's investment in IMC was $11,585,000 and the unrealized holding gain, net of deferred income taxes, was $6,854,000. During 1997, the Company sold 233,241 shares of IMC stock for $3,729,000, which resulted in a pre-tax gain of $2,796,000. The Company is likely to experience volatility in its capital account in future periods because of market price fluctuations of this investment security.

         Other Income. In addition to interest on the loan portfolio and gains from the sale of loans, the Company derives income from broker fees, document preparation fees, underwriting service fees, prepayment penalties, late charge fees for delinquent loan payments and rental income on office space. For 1997, other income totaled $4,934,000, compared to $1,927,000 in 1996 and $939,000 in 1995. The increases of $3,007,000, or 56.0%, in 1997 and $988,000, or 105.2%, in
1996 were due to several factors.

         Underwriting service and document preparation fees increased by $2,000,000 in 1997 and by $885,000 in 1996 as a direct result of additional loan origination volume. These fees are charged to a borrower at the time a loan is closed. The unit volume of loan closings increased by 4,034 loans to 8,421 in 1997, and increased by 2,529 loans to 4,387 in 1996.

         The Company brokers to various lenders loans that do not meet the its underwriting guidelines. Broker fee income increased by $543,000 to $992,000 in 1997 and increased by $320,000 to $449,000 in 1996.

         Increases in prepayment penalty and late charge income are attributed to the Company's larger loan portfolio.


         Compensation Expenses. The largest component of expenses is compensation expense. Compensation expense in 1997 increased by $8,430,000 to $16,447,000, and 1996 compensation expense increased by $4,137,000 to $8,017,000. The increases of 105.2% in 1997 and 106.6% in 1996 were directly attributable to the addition of new employees. The Company had 552 full-time equivalent employees at December 31, 1997 (443 full-time and 217 part-time employees), compared to 287 at December 31, 1996 and 84 at December 31, 1995. The Company's corporate office staff increased by 122.3% in 1997, with a corresponding increase in base salaries of approximately $1,700,000. The broker division increased its staffing by 63.6% and the increase in base salaries associated with the new employees was approximately $500,000. The Company opened twelve retail lending offices in 1997, and the retail lending staff increased by 100.7%, resulting in a base salary increase in the retail division of approximately $3,000,000. Commission and bonus expense in 1997 increased by approximately $2,500,000 due to increased production. Finally, additional 1997 costs due to merit and cost of living increases were approximately $700,000.


         General and Administrative Expenses. General and administrative expenses in 1997 increased by $7,335,000 to $14,188,000, and 1996 general and administrative expenses increased by $3,803,000 to $6,853,000. The increases of 107.0% in 1997 and 124.7% in 1996 were attributed to the growth of the Company. The Company opened nine retail offices in 1997. In addition, seven offices opened in 1996 operated for a full year in 1997. The total general and administrative expenses associated with the new retail offices was $1,800,000 in 1997. For offices open for all of 1997 and 1996, general and administrative expenses increased by $900,000 to $2,100,000 in 1997, as a result of a 32.0% loan production volume increase in those offices. General and administrative expenses related to the Company's corporate office staff increased by $3,000,000 to $5,600,000 in 1997, as the Company increased corporate staff expenditures to support the increased loan volume. These expenses included increases in utilities, postage, office supplies, travel & entertainment, depreciation on office equipment, and professional fees.

         The broker division began paying fees to brokers in 1997 for services rendered in the preparation of loan packages. The total expense associated with those fees was $1,426,000 in 1997.


         Minority Interest in Net Income of Subsidiary. Contained in the consolidated statements of income for 1996 and1995 were minority interests in earnings of a subsidiary. This portion of the subsidiary's earnings was an element of compensation paid to an officer of the Company. In 1997, the Company has recharacterized this item as compensation expense. See the discussion under
Item 11, "Executive Compensation."


         Income Taxes. Income tax expense for 1997 was $5,638,000, resulting in an effective tax rate of 41.2%. By comparison, the Company had income tax expense of $2,259,000 for an effective tax rate of 40.5% in 1996 and an income tax expense of $876,000 for an effective tax rate of 42.9% in 1995.

         The effective tax rates differ from the statutory federal rates due primarily to state income taxes and certain nondeductible expenses.

Financial Condition at December 31, 1997, 1996 and 1995

         Assets. The total assets of the Company were $118,125,000 at December 31, 1997, compared to total assets of $75,143,000 at December 31, 1996 and $34,485,000 at December 31, 1995.

         The 57.2% increase in assets in 1997 is primarily attributable to the increase in loans receivable. The 117.9% increase in assets during 1996 is primarily attributable to the increase in loans receivable, the increase in the carrying value of the company's ownership interest in IMC, and the Company's purchase of the Savings Bank, while the 49.2% increase in assets in 1995 is primarily attributable to the increase in loans receivable.

         The primary uses of funds by the Company is funding of loan originations and the expenses associated with loan production. Net mortgage loans receivable increased by $35,273,000 to $80,696,000 at December 31, 1997, and increased by $16,993,000 to $45,423,000 at December 31, 1996. The 77.7%
increase in 1997 and the 59.8% increase in 1996 reflect the Company's growth during the past two years. The Company generally sells loans within sixty days after origination. The Company's loan originations in the final two months of 1997 were 58.2% higher than loan originations in the final two months of 1996, which resulted in the higher balance of loans on hand and awaiting sale at December 31, 1997 compared to December 31, 1996.

         In 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS 115 had no effect on the operations of the Company at that time. SFAS No. 115 addressed the accounting and reporting of investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in securities are classified under SFAS No. 115 as held to maturity, trading or available-for-sale. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" securities and reported at amortized cost. Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Following the conversion of the IMC Partnership to corporate form, the Company's investment in IMC is accounted for as an equity security under SFAS No. 115 and is carried at the market value of the stock. The market value of this stock was $11,585,000 at December 31, 1997 and $20,096,000 at December 31, 1996. At December 31, 1995, the Company's investment in the IMC Partnership was carried at a cost of $713,000.

         Cash and cash equivalents increased by $8,429,000 to $11,869,000 at December 31, 1997, and increased by $2,656,000 to $3,440,000 at December 31, 1996. The principal reason for the 1997 increase was the receipt of proceeds from loan sales in the final week of 1997. These proceeds were used to fund new loans in the first week of 1998.

         The purchase of the Savings Bank resulted in a $2,950,000 increase in cash and a $1,724,000 increase in other assets at December 31, 1996. The Company acquired 87.3% of the common stock of the Savings Bank on September 11, 1996. The remaining 12.7% of the Savings Bank's stock was acquired in 1997. The Company paid a premium of $150,000 over the Savings Bank's book value.

         Premises and equipment increased by $2,306,000 to $4,530,000 at December 31, 1997, and increased by $813,000 to $2,224,000 at December 31, 1996. The primary reason for the 1997 increase was the purchase of a new office building. In addition, the increases in 1997 and 1996 were due to expansion of the Company's retail lending network, increases in the office support staff, and the associated investments in technology, equipment and improvements.

         Real estate owned increased by $290,000 to $2,367,000 at December 31, 1997, and increased by $935,000 to $2,077,000 at December 31, 1996. The 14.0%
increase in real estate owned in 1997 and the 81.9% increase in 1996 were the result of higher average loans held for sale because of the increase in loan originations.

         Other assets increased by $1,623,000 to $3,462,000 at December 31, 1997, and increased by $1,247,000 to $1,839,000 at December 31, 1996. The 1997
increase is primarily the result of $700,000 of goodwill associated with the purchase of the 17% increase in Armada Residential Mortgage LLC. Also, prepaid assets increased by $800,000 in 1997 and by $15,000 in 1996. Prepaid assets include syndicated bank fees, insurance, taxes and rent. Accrued interest receivable increased by $200,000 in 1997 and by $100,000 in 1996. The increases in accrued interest receivable were the result of higher average loans held for sale due to the increases in loan originations in those years.


         Liabilities. Revolving warehouse loans increased by $20,458,000 to $52,488,000 at December 31, 1997, and increased by $12,464,000 to $32,030,000 at
December 31, 1996. The 63.9% increase in 1997 and the 63.7% increase in 1996 were primarily attributable to the increases in loans receivable.

         The Company draws on its revolving warehouse lines of credit as needed to fund loan production. As of December 31, 1997, the Company had issued loan funding checks totaling $6,364,000 which had not cleared the Company's checking account and for which the Company had not drawn funds from its warehouse lines. These checks cleared the Company's bank accounts in the first few business days of January 1998 and most were funded with cash on hand or new warehouse line draws.

         The Savings Bank's deposits totaled $17,815,000 at December 31, 1997, compared to $1,576,000 at December 31, 1996 and $1,379,000 at the September 11, 1996 acquisition date. The Savings Bank substantially increased its deposits in 1997 in order to fund loans. During the period from September 11, 1996 to December 31, 1996, the Savings Bank did not actively solicit new deposits, as it was closing down its Annandale, Virginia-based loan production operations and was making its transition to Virginia Beach, Virginia. Of the certificate accounts as of December 31, 1997, a total of $13,268,000 was scheduled to mature in the twelve-month period ending December 31, 1998.

         On December 16, 1997, the Savings Bank borrowed $1,000,000 from the FHLB, and this amount was outstanding at December 31, 1997. The Savings Bank held $50,000 of FHLB stock at December 31, 1997. Management expects to utilize FHLB advances as the Savings Bank builds a portfolio of loans.

         Mortgage loans payable increased by $738,000 to $1,126,000 at December 31, 1997, and decreased by $46,000 to $478,000 at December 31, 1996. The
Company's executive and administrative offices are located in Virginia Beach, Virginia. In June 1997 the Company purchased a second building adjacent to its headquarters to accommodate its growth plans. The new building was purchased with a mortgage debt of $800,000. The Company made total principal payments of $62,000 and $46,000 on its mortgage loans in 1997 and 1996, respectively. The weighted-average rate of the mortgage loans at December 31, 1997 was 8.40%.

         Promissory notes and certificates of indebtedness totaled $9,080,000 at December 31, 1997, compared to $9,182,000 at December 31, 1996 and $6,905,000 at
December 31, 1995. The Company has utilized promissory notes and certificates of indebtedness to help funds its operations. These borrowings are subordinated to the Company's warehouse lines of credit. The promissory notes are loans from insiders (shareholders, directors and employees) for periods of one to five years and interest rates between 8.00% and 10.25%, with a weighted-average rate of 9.59% at December 31, 1997. The certificates of indebtedness are uninsured deposits authorized for financial institutions like the Company which have Virginia industrial loan association charters. The certificates of indebtedness are loans from Virginia residents for periods of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 9.46% at December 31, 1997. The Company is not currently soliciting new promissory notes or certificates of indebtedness. The 1996 net increase of $2,277,000 is primarily due to the issuance of a $1,500,000 promissory note issued to a single investor.

         Accrued and other liabilities increased by $636,000 to $2,837,000 at December 31, 1997, and increased by $266,000 to $985,000 at December 31, 1996. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The increases of 64.6% in 1997 and 37.0% in 1996 were associated with the increases in the Company's loan origination volume.


         Shareholders' Equity. Total shareholders' equity at December 31, 1997 was $25,055,000 at December 31, 1997, compared to $21,209,000 at December 31, 1996. The $3,846,000 increase in 1997 was primarily due to net income of $8,060,000 and the reduction of $4,547,000 in the unrealized gain on securities. The $14,973,000 increase in 1996 was primarily due to net income of $3,324,000 and the unrealized gain on securities of $11,401,000.

         Also during 1997, the Company issued 176,836 split-adjusted shares of common stock upon the exercise of stock warrants for $332,000. During 1996, the Company paid cash dividends of $199,000, sold 44,000 shares of common stock for proceeds of $440,000, and issued 9,296 split-adjusted shares of common stock upon the exercise of stock warrants for $9,000.

         Liquidity and Capital Resources. The Company's operations require access to short- and long-term sources of cash. The Company uses cash flow from the sale of loans through whole loan sales, loan origination fees, processing and underwriting fees, net interest income, and borrowings under its warehouse facilities and other debt to meet its working capital needs. The Company's primary operating cash requirements include the funding of mortgage loan originations pending their sale, operating expenses, income taxes and capital expenditures.

         Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to the Company's ability to continue to originate loans. The Company has operated, and expects to continue to operate, on a negative cash flow basis due to the increased volume of loan originations. For the years ended December 31, 1997 and 1996, the Company used cash from operating activities of $31,212,000 and $15,041,000, respectively. The net cash used from operating activities was primarily used to fund mortgage loan originations.

         The Company finances its operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the years ended December 31, 1997 and 1996, the Company received cash from financing activities of $38,666,000 and $17,289,000, respectively.

         The Company's borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on Company office buildings, FHLB advances, subordinated debt and loan proceeds payable) at December 31, 1997 were 74.5%, compared to 60.4% of assets at December 31, 1996.


         Warehouse and Other Credit Facilities. On December 10, 1997, the Company obtained a $100,000,000 warehouse line of credit from a commercial bank syndicate. The line is secured by loans originated by the Company and bears interest at a rate of 1.5% over the one-month LIBOR rate. This line of credit replaced three existing lines of credit. The line expires on December 31, 1999 and is subject to renewal. The Company may receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. As of December 31, 1997, $46,734,000 was outstanding under this facility.

         Also on December 10, 1997, the Company obtained a $25,000,000 seasoned loan line of credit from a commercial bank syndicate. This line is secured by loans originated by the Company. The seasoned loan line of credit bears interest at a rate of 2.5% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans. As of December 31, 1997, $5,754,000 was outstanding under this facility.

         Whole Loan Sale Program. The Company's most important capital resource for generating cash to fund new loans and for making payments on its warehouse facilities has been its ability to sell its loans in the secondary market. The market value of the Company's loans is dependent on a number of factors, including general economic conditions, market interest rates and governmental regulations. Adverse changes in these conditions may affect the Company's ability to sell loans in the secondary market for acceptable prices. The ability to sell loans in the secondary market is essential to the continuation of the Company's loan origination operations.


         Other Capital Resources. The Savings Bank's deposits totaled $17,815,000 at December 31, 1997, compared to $1,576,000 at December 31, 1996.
The Savings Bank substantially increased its deposits in 1997 in order to fund loans. The Savings Bank currently utilizes funds from the deposits and a line of credit with the FHLB of Atlanta to fund first-lien and junior lien mortgage loans.

         The Company has utilized promissory notes and certificates of indebtedness to help funds its operations. Promissory notes and certificates of indebtedness totaled $9,080,000 at December 31, 1997, compared to $9,182,000 at December 31, 1996. These borrowings are subordinated to the Company's warehouse lines of credit. The Company is not currently soliciting new promissory notes or certificates of indebtedness.

         The Company had cash and cash equivalents of $11,869,000 at December 31, 1997. The Company has sufficient cash resources to fund its operations at current levels through the end of 1998. However, loan origination volume is expected to continue to grow in 1998, and management anticipates that it will need additional capital to fund this growth and to continue its expansion. New debt financing, equity financing, and lines of credit will be evaluated with consideration for maximizing shareholder value. Management expects that the Company and the industry will be challenged by competition and rising delinquencies.

         Savings Bank Regulatory Liquidity. Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or savings banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to withdrawable savings and borrowings due in one year or less is 5.0%. Penalties are assessed for noncompliance. In 1997 and 1996, the Savings Bank maintained liquidity in excess of the required amount, and management anticipates that it will continue to do so.


         Savings Bank Regulatory Capital. At December 31, 1997, the Savings Bank's book value under generally accepted accounting principles ("GAAP") was $3,242,000. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of December 31, 1997, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Savings Bank's GAAP capital to regulatory capital:

                                                   Tangible        Core       Risk-Based
(In thousands)                                      Capital       Capital       Capital
                                                    -------       -------       -------
    GAAP capital                                    $ 3,242       $ 3,242       $ 3,242
    Add: unrealized loss on securities                    2             2             2
    Nonallowable asset:  goodwill                      (132)         (132)         (132)
    Additional capital item:  general allowance          --            --            73
                                                    -------       -------       -------

    Regulatory capital - computed                     3,112         3,112         3,185
    Minimum capital requirement                         336           895         1,249
                                                    -------       -------       -------

    Excess regulatory capital                       $ 2,776       $ 2,217       $ 1,936
                                                    =======       =======       =======

    Ratios:
        Regulatory capital - computed                 13.91%        13.91%        20.40%
        Minimum capital requirement                    1.50          4.00          8.00
                                                    -------       -------       -------

    Excess regulatory capital                         12.41%         9.91%        12.40%
                                                    =======       =======       =======

         Management believes that the Savings Bank can remain in compliance with its capital requirements.

         The Company is not aware of any other trends, events or uncertainties which will have or that are likely to have a material effect on the Company's or the Savings Bank's liquidity, capital resources or operations. The Company is not aware of any current recommendations by regulatory authorities which if they were implemented would have such an effect.


New Accounting Standards

         In October 1995, SFAS No. 123, "Accounting for Stock Based Compensation," was issued, effective for fiscal years beginning after December 15, 1995. The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules. The Company is currently following Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for employee equity instruments. Prospectively, the Company has determined that it will not adopt SFAS 123 for expense recognition purposes. The Company will continue to follow the provisions of APB 25 and make the pro forma disclosures as required by SFAS 123. Pro forma disclosures are not required for awards issued prior to December 15, 1994. The statement did not have a material impact on results of operations or financial position.

         In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued. This statement supercedes SFAS No. 122, "Accounting for Mortgage Servicing Rights" and requires that after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company adopted this statement on January 1, 1997 and has determined that this statement did not have a material effect on the results of operations or financial position for the year ended December 31, 1997.

         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which superseded APB Opinion No. 15, "Earnings per Share." This new statement requires that "basic earnings per share" be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted earnings per share," if different, reflects potential dilution if stock options or other contracts would result in the issue or exercise of additional shares of common stock that shared in the earnings. "Basic earnings per share" and "diluted earnings per share" will replace "primary earnings per share" and "fully diluted earnings per share," respectively, as described under APB Opinion No. 15, and must be reported on the income statement. There was no material change in the earnings per share amounts as a result of adopting this new standard.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, effective for fiscal years beginning after December 15, 1997. The new statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the statement of financial condition. The Company is currently evaluating the effect this statement will have on the financial statements.

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued, effective for fiscal years beginning after December 15, 1997. The new statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating the effect this statement will have on the financial statements.


Hedging Activities

         The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. In addition, certain loans must be "seasoned" for periods of six to twelve months before they can be sold. The majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale, the Company in certain cases will enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. Prior to entering into a hedge transaction, the Company performs an analysis of its loans, taking into account such factors as interest rates and maturities, to determine the proportion of contracts to sell so that the risk value of the loans will be most effectively hedged. The Company in 1997 used one of the commercial banks in its syndicated bank group to arrange hedge contracts.

         If the value of a hedge decreases, offsetting an increase in the value of the hedged loans, the Company, upon settlement with its counter-party, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans. Conversely, if the value of a hedge increases, offsetting a decrease in the value of the hedged loans, the Company will receive the hedge gain in cash at settlement.

         The Company's management believes that its current hedging strategy using Treasury rate lock contracts is an effective way to manage interest rate risk on fixed rate loans prior to sale.


Impact of Inflation and Changing Prices

         The consolidated financial statements and related data presented in this document have been prepared in accordance with generally accepted accounting principles, which require the measurement of the financial position and operating results of the Company in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Virtually all of the assets of the Company are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

         Because the Company sells a significant portion of the loans it originates, inflation and interest rates have a diminished effect on the Company's results of operations. The Savings Bank is expected to continue to build its portfolio of loans held for investment, and this portfolio will be more sensitive to the effects of inflation and changes in interest rates.

         Profitability may be directly affected by the level and fluctuation of interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate and purchase loans and affect the mix of first and junior lien mortgage loan products. Generally, first mortgage production increases relative to junior lien mortgage production in response to low interest rates and junior lien mortgage loan production increases relative to first mortgage loan production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's future loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights and interest-only and residual classes of certificates are capitalized on the Company's books from future loan sales through securitization, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely affecting earnings. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow the Company to increase the value of interest-only and residual certificates, which could have a favorable effect on the Company's results of operations and financial condition. Fluctuating interest rates may also affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Reference is made to the financial statements, the report thereon, the notes thereon and the supplementary data commencing on page F-1 of this report, which financial statements, report, notes and data are incorporated by reference.



           ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III


                   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS


Directors and Executive Officers

         The directors and executive officers of the Company are as follows:

                                             Position(s) and Offices Presently
               Name                Age             Held with the Company
         ---------------           ---       ---------------------------------

         Allen D. Wykle            51       Chairman of the Board, President and
                                            Chief Executive Officer,  and member
                                            of   Executive   and    Compensation
                                            Committees
         Leon H. Perlin            69       Director,  member of the  Executive,
                                            Audit,   Compensation   and   Option
                                            Committees
         Oscar S. Warner           80       Director,   member  of  the   Audit,
                                            Compensation and Option Committees
         Arthur Peregoff           78       Director
         Stanley W. Broaddus       48       Director,    Vice    President   and
                                            Secretary,   and   member   of   the
                                            Executive Committee
         Robert M. Salter          49       Director, member of the Compensation
                                            and Option Committees
         Jean S. Schwindt          42       Director,  member  of the  Executive
                                            and Audit Committees
         Neil W. Phelan            40       Director, Executive Vice President
         Barry C. Diggins          34       Director,   President  of  a  retail
                                            lending division of ARMI
         Eric S. Yeakel            33       Treasurer   and   Chief    Financial
                                            Officer
         Gregory W. Gleason        45       President,  Approved Federal Savings
                                            Bank

         Except for Allen D. Wykle, who is a director of IMC, none of the directors of the Company hold other directorships in a company, or have any been nominated to become a director in a company, with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940.

         The following table sets forth the principal occupations and business experience for the directors and executive officers. The date shown for first election as a director in the information below represents the year in which the director was first elected to the Board of Directors of the Company. Unless otherwise indicated, the business experience and principal occupations shown for each director or executive officer has extended for five or more years.

     Allen D. Wykle,  51, has been a director since 1984.
          Mr. Wykle has served as Chairman of the Board, President and Chief Executive Officer of the Company since September 1984.


     Leon H. Perlin, 69, has been a director since 1984.
          Mr. Perlin has served as President and Chief Executive Officer of Leon
          H. Perlin Company, Inc., a commercial construction concern, for over 30 years.


     Oscar S. Warner, 80, has been a director since 1984.
          Mr. Warner has been retired for the past five years. Previously, he was owner and operator of Oscar Warner Corporation, an import company.


     Arthur Peregoff, 78, has been a director since 1985.
          Mr. Peregoff has served as Chief Executive Officer of Globe Iron Construction Company, Inc., a commercial construction company, for over 25 years.


     Stanley W. Broaddus, 48, has been a director since 1985.
          Mr. Broaddus has served as Secretary and Vice President of the Company since April 1987. Previous experience includes fourteen years as Regional Sales Manager with the building products unit of Atlantic Richfield Co.


     Robert M. Salter, 49, has been a director since 1989.
          Mr. Salter has served as President of Salter and Hall, P.C. since 1979. Mr. Salter is a Certified Public Accountant and a Certified Financial Planner.

     Jean S. Schwindt, 42, has been a director since 1992.
          Ms. Schwindt has been Vice President and Director of Investor Relations and Strategic Planning for IMC Mortgage Company since March 1996. From April 1989 to March 1996 she served as Senior Vice President/Director and Secretary of Anderson and Strudwick, Inc., a member of the New York Stock Exchange. Ms. Schwindt is a Chartered Financial Analyst and is a Registered Investment Advisor affiliated with the firm of Mills Value Adviser, Inc. since January 1995.


     Neil W. Phelan, 40, has been a director since 1997.
          Mr. Phelan is Executive Vice President and has been with the Company since April 1995. He manages the Company's wholesale lending unit, Approved Residential Mortgage. Immediately prior to joining the Company, Mr. Phelan served on the senior management team of ITT Financial Services for 17 years.


     Barry C. Diggins, 34, has been a director since 1997.
          Mr. Diggins oversees a large portion of the Company's retail lending unit, Armada Residential Mortgage. Mr. Diggins has been with the Company since October 1994. He was Regional Marketing Director of ITT Financial Services from September 1985 to October 1994.


     Eric S. Yeakel, 33, is Treasurer and Chief Financial Officer.
          Mr. Yeakel has been with the Company since June 1994. He served as Assistant Controller with Office Warehouse, Inc. from October 1989 to August 1992. Mr. Yeakel is a Certified Public Accountant who worked with Ernst & Young from July 1987 to October 1989.


     Gregory W. Gleason, 45, is President of Approved Federal Savings Bank.
          Mr. Gleason joined the Company in November 1996 with more than 20 years of savings institution management. Mr. Gleason was Senior Vice President with Virginia First Savings Bank from February 1984 through June 1996, and was on the management team of BankAtlantic from May 1977 to January 1984.

Board of Directors

         The Company has nine directors as of December 1, 1997. The directors held an organizational meeting following the Annual Meeting of the Company's Stockholders on July 25, 1997. At the organizational meeting, the Board of Directors ratified the Company's Amended and Restated Articles of Incorporation, which provides that the Board of Directors shall consist of at least five directors. The Company's Amended and Restated Bylaws, also ratified by the Board at its meeting of July 25, 1997, provides that the number of Directors shall be no less than five and not more than fifteen, as shall be fixed for the ensuing year by the shareholders at the annual election. The Directors are elected by the shareholders at the Annual Meeting for a term of one year and until his successor is duly elected and qualified. A Director may be removed at any time, with or without cause, at a special meeting of shareholders called for that purpose, by a vote of a majority of the shares of stock represented and entitled to vote at such meeting. At any such meeting, a successor to such Director may be elected for his unexpired term. In the event of any vacancy caused by death, resignation, retirement, disqualification or removal from office of a Director, or by failure of the shareholders to elect a successor to a Director who has been removed, or otherwise, the Board of Directors may fill such vacancy by vote of a majority of all the Directors then in office, though less than a quorum. Directors so elected shall serve for the unexpired term of their predecessors, and until their successor is duly elected and qualified, unless sooner displaced.

         Meetings of the Board of Directors are held regularly, and there is also an organizational meeting following the conclusion of the Annual Meeting of Shareholders. The Board of Directors held nine meetings in 1996 and four meetings in 1997. For 1996 and 1997, none of the Company's directors attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of committees on which the respective directors served.


         Committees of the Board of Directors. The Board of Directors has four committees: the Executive Committee, the Audit Committee, the Compensation Committee and the Option Committee.

         The Executive Committee consists of Mr. Wykle, as Chairman, Mr. Perlin, Ms. Schwindt and Mr. Broaddus. The Executive Committee acts for the Board when the Board is not in session.

         The Audit Committee consists of Ms. Schwindt, as Chairman, Mr. Perlin and Mr. Warner. The Audit Commitee makes recommendations concerning the engagements of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. It also reviews and accepts the reports of the Company's regulatory examiners.

         The Compensation Committee, which determines the compensation of the Company's senior management, and reviews and sets guidelines for compensation for all employees, consists of Mr. Warner, Chairman, Mr. Wykle, Mr. Perlin and Mr. Salter. Mr. Wykle abstains from voting on his own compensation.

         The Option Committee, which administers the Company's stock option plans and grants options under those plans, consists of Mr. Warner, Chairman, Mr. Perlin and Mr. Salter.

                        ITEM 11 - EXECUTIVE COMPENSATION


Summary of Cash and Other Compensation

         The following table sets forth the compensation paid to the Company's Chief Executive Officer and the three most highly-compensated Executive Officers other than the Chief Executive Officer whose 1997 compensation exceeded $100,000 (collectively, the "Named Executive Officers") during the three years ended December 31, 1997:

                           Summary Compensation Table

                                     Annual Compensation (1)
                                  ----------------------------
                                                                   All Other
Name and Principal Position       Year     Salary       Bonus   Compensation (2)
---------------------------       ----    --------    --------  ----------------

Allen D. Wykle                    1997    $421,218    $575,000      $ 4,750
President and Chief               1996     300,000     400,000        4,750
Executive Officer                 1995     200,000          --       49,062

Barry C. Diggins (3)              1997     132,638     209,564        6,821
Retail Lending                    1996      75,000     175,092           --
                                  1995      75,000      64,415           --

Neil W. Phelan                    1997     110,000      75,000        3,383
Executive Vice President,         1996     100,000      75,000        1,500
Marketing and Broker Lending      1995      75,000          --       10,000

Stanley W. Broaddus               1997      85,000     100,000        2,437
Secretary and                     1996      85,000      45,000        2,100
Vice President                    1995      58,000          --        6,072

-----------------------
(1) All benefits that might be considered of a personal nature did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for the officer named in the table.
(2) Amounts reflect the Company's matching contribution under its 401(k) retirement plan. The table also includes contributions to the Company's non-qualified retirement plan of $47,000 in 1995 for Mr. Wykle and $5,000 in 1995 for Mr. Broaddus. The table also reflects $10,000 paid to reimburse Mr. Phelan in 1995 for moving expenses.
(3) Mr. Diggins was paid an annualized base salary of $75,000 in 1996 and 1995. In addition, Mr. Diggins was paid an incentive based on the earnings of the retail lending division. His incentive amounts were $209,564 in 1997, $175,092 in 1996 and $64,415 in 1995.

Stock Option/Stock Appreciation Right Grants in the Last Year

         The Company did not grant any stock options or stock appreciation rights in 1996, other than the stock appreciation rights issued to Ms. Schwindt. See "Board of Directors - Directors' Compensation."

         On January 27, 1997, the Company issued options to key employees to purchase up to 9,200 shares of the Company's common stock. The employees have a ten-year period to exercise the options at an exercise price of $9.75 per share. The number of shares and exercise price for these options have been adjusted for the 100% stock dividend on November 21, 1997.

         The following table contains information regarding options to purchase the Company's common stock granted to three Named Executive Officers. Mr. Diggins did not receive an option grant. No stock appreciation rights were granted to Named Executive Officers during 1997 or 1996.

                                      Individual Grant                          Potential Realizable
                        -----------------------------------                        Value at Assumed
                         Number of  Percent of                                  Annual Rates of Stock
                        Securities Total Options                                Price Appreciation for
                        Underlying  Granted to    Per Share                         Option Term (2)
                         Options    Employees     Exercise    Expiration   -------------------------------
        Name             Granted     in Year      Price (1)       Date        0%           5%        10%
-------------------     ---------   ---------     ---------    ---------   -------      -------    -------
Allen D. Wykle            1,000       10.9%         $9.75      1-27-2007   $     -      $ 6,132    $15,538
Neil W. Phelan            1,000       10.9%         $9.75      1-27-2007         -        6,132     15,538
Stanley W. Broaddus       1,000       10.9%         $9.75      1-27-2007         -        6,132     15,538

-------------------
(1) These shares are based on $9.75, the closing price of Common Stock on January 26, 1997 (as adjusted for the 100% stock dividend on November 21,
     1997). The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the date of exercise or pursuant to a cash-less exercise involving the same-day sale of the purchased shares.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are permitted by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants to executive officers.

Aggregate Option Exercises and Period-End Values

         The following table sets forth information concerning the value of unexercised options held by three of the Company's Named Executive Officers at March 1, 1998. No options of stock appreciation rights were exercised during 1996 or 1997, and no stock appreciation rights were outstanding at December 31, 1997.

                                           Number of Securities               Value of Unexercised
                                          Underlying Unexercised                  In-the-Money
                                               Options at                          Options at
                                             Fiscal Year End                   Fiscal Year End (1)
                                       ----------------------------        ---------------------------
             Name                      Exercisable    Unexercisable        Exercisable   Unexercisable
     --------------------              -----------    -------------        -----------   -------------
     Allen D. Wykle                         -              1,000                -              -
     Neil W. Phelan                         -              1,000                -              -
     Stanley W. Broaddus                    -              1,000                -              -

-----------------------
     (1) Based on the closing price of $14.75 per share, for the Common Stock on December 29, 1997.


1996 Incentive Stock Option Plan

         On June 28, 1996, the Company adopted the 1996 Incentive Stock Option Plan (the "Incentive Plan"), pursuant to which key employees of the Company are eligible for awards of stock options. The following sections summarize some of the principle features of the Incentive Plan.


         Purpose. The Board of Directors believes that long-term incentive compensation is one of the fundamental components of compensation for the Company's key employees and that stock options under the Incentive Plan will play an important role in encouraging employees to have a greater financial investment in the Company. The Board of Directors believes that the Incentive Plan will help promote long-term growth and profitability by further aligning stockholder and employee interests.

         The purpose of the Incentive Plan is to promote the interests of the Company and its shareholders by affording participants an opportunity to acquire a proprietary interest in the Company and by providing participants with long-term financial incentives for outstanding performance. Under the terms of the Incentive Plan, the Option Committee has a great deal of flexibility in the types and amounts of awards that can be made and the terms and conditions applicable to those awards.


         Description of the Incentive Plan. The aggregate number of shares of Common Stock that are available for grants under the Incentive Plan is 126,000 shares, as adjusted for the two-for-one stock split on December 16, 1996 and the 100% stock dividend on November 21, 1997. All shares allocated to awards under the Incentive Plan that are cancelled or forfeited are available for subsequent awards.

         Administration. The Incentive Plan is administered by the Option Committee. The members of the Option Committee are not eligible to receive awards under the Incentive Plan. The Option Committee has the full power to: (a) designate the key employees to receive awards from time to time; (b) determine the sizes and types of awards; (c) determine the terms and provisions of awards as it deems appropriate; (d) construe and interpret the Incentive Plan and establish, amend or waive rules and regulations relating to the administration of the Incentive Plan; (e) amend the terms and provisions of any outstanding award to the extent such terms and provisions are within the discretion of the Option Committee; and (f) make all other decisions and determinations necessary or advisable for the administration of the Incentive Plan. All determinations and decisions made by the Option Committee pursuant to the Incentive Plan are final, conclusive and binding.


         Eligible Participants. Only "key employees" of the Company and its subsidiaries are eligible to participate in the Incentive Plan. An employee who is a director is eligible for an award unless he or she is a member of the Option Committee. The selection of the key employees is entirely within the discretion of the Option Committee. The concept of a "key employee" is, however, somewhat flexible and it is anticipated that such factors as the duties and responsibilities of employees, the value of their services, their present and potential contributions to the success of the Company and other relevant factors will be considered. Accordingly, the number of persons who ultimately may be eligible to participate in the Incentive Plan cannot presently be determined.


         Option Price of Stock. The Incentive Plan provides for the grant of options to purchase shares of Common Stock at option prices to be determined by the Option Committee as of the date of grant. The option price may not be less than the fair market value (or in the case of a 10% stockholder not less than 110% of the fair market value) of the shares of Common Stock on the date of grant. For such purpose "fair market value" means the average of the bid and asked price per share of the Common Stock as reported by the NASDAQ Stock Market or the OTC Bulletin Board, whichever is applicable at the time, on the date on which the fair market value is determined or, if Common Stock is not traded on such exchange or system on such date, then on the immediately preceding date on which Common Stock was traded on such exchange or system. Each grant of options is to be evidenced by an option agreement which is to specify the option price, the term of the option, the number of shares subject to the option and such other provisions as the Committee may determine.


         Exercise of Options. The shares subject to an option may be purchased as follows: none in the first year after the grant of option; one-third in each of the second, third and fourth years. Options granted under the Incentive Plan will expire not more than ten years (or in the case of a 10% stockholder not more than five years) from the date of grant.


         Awards of Options. Awards of options under the Incentive Plan are to be determined by the Option Committee at its discretion. Notwithstanding the foregoing, the Option Committee may not grant options to any participant that, in the aggregate, are first exercisable during any one calendar year to the extent that the aggregate fair market value of the shares subject to such options, at the time of grant, exceeds $100,000.

         Payments for shares issued pursuant to the exercise of any option may be made either in cash or by tendering shares of Common Stock of the Company with a fair market value at the date of the exercise equal to the portion of the exercise price which is not paid in cash.


         No Rights as Stockholder. A participant granted an option under the Incentive Plan will have no rights as a stockholder of the Company with respect to the shares subject to such option except to the extent shares are actually issued.


         Non-transferability. Options may not be sold, transferred, pledged or assigned, except as otherwise provided by law or in an option agreement. The Option Committee may impose restrictions on the transfer of shares acquired pursuant to the exercise of options as it may deem advisable.


         Termination of Employment. Except for termination for cause, death or disability, options terminate three months after the employment terminates or on such earlier date as the participant's option agreement specifies. In the event of termination for cause as defined in the Incentive Plan, the option terminates upon termination (subject to the Option Committee's right to reinstate for 30 days). In the event of death, the option will terminate six months after death, and in the event of disability one year after disability (unless the option period in the participant's option agreement expires earlier).


         Amendment and Termination of the Incentive Plan. The Board of Directors may alter, amend, discontinue, suspend or terminate the Incentive Plan at any time in whole or in part. Notwithstanding the foregoing, stockholder approval is required for any change to the material terms of the Incentive Plan and no amendment or modification of the Incentive Plan may materially and adversely affect any award previously granted without the consent of the participant.


401(k) Retirement Plan

         On January 1, 1995, the Company implemented a 401(k) Retirement Plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan covering all employees who have completed at least one year of service. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company contributes an amount equal to 50% of a participant's payroll savings contribution up to 6% of a participant's annual compensation. The Company's contributions to the 401(k) Plan in 1997 and 1996 were $115,000 and $33,000, respectively.

Employment Agreements

         The Company has employment agreements with three executive officers.

         Neil W. Phelan. The Employment Agreement which commenced April 1, 1995 was for a two year initial term and will automatically renew for additional one-year terms absent six months written notice by either party prior to the end of a term of nonrenewal. He currently receives an annual salary of $110,000. It provides for a bonus of up to 75% of base compensation depending on specified pre-tax net profit goals. He also is entitled to all group employee benefits and a car allowance.

         The Employment Agreement provides for termination "for cause" as defined in the Agreement. Under the Employment Agreement he has agreed not to compete with the Company for a period of two years after termination within a prescribed geographic area and not to solicit or employ Company employees for two years after termination. These restrictive covenants apply upon termination by Mr. Phelan or termination for cause by the Company.


         Stanley W. Broaddus. The Employment Agreement which commenced January 1, 1997 was for a one year initial term and will automatically renew for additional one-year terms absent ninety day written notice by either party prior to the end of a term of nonrenewal. It provides for an annual salary of $85,000 with an annual 6% increase during the initial term. He is entitled to a Company car and all group employee benefits. He is entitled to a quarterly bonus based on 1 1/2% of net profits after taxes not to exceed $100,000. He is also entitled to one year's annual salary in the event that following a change in control of the Company (i.e. Mr. Wykle and Mr. Perlin own less than 51% of the voting stock) Allen D. Wykle is no longer employed and the Company terminates him without cause.

         The Employment Agreement provides for termination "for cause" as defined in the Agreement with notice and for termination upon 90 days prior written notice without cause.

         Under the Employment Agreement he has agreed not to compete with the company for a period of one (1) year after termination within a prescribed geographic area and not to solicit or employ Company employees for two (2) years after termination. These restrictive covenants apply upon termination by either party, with or without cause and upon expiration of the Agreement.

         Barry C. Diggins. The Employment Agreement which commenced September 15, 1997 was for a two year initial term and will automatically renew for additional one-year terms absent 90 day written notice by either party prior to the end of a term of nonrenewal. It provides for an annual salary of $130,000 with an annual 6% increase during the initial term. It provides for a bonus of up to 100% of annual salary if he makes a specified "Profit Target" (net after tax profits) for offices under his supervision. If he meets at least 75% of the Profit Target, he earns a bonus computed by multiplying the percentage of the Profit Target reached times 100% of salary. In addition he is entitled to incentive compensation of 5% of annual after tax net profit attributable to the offices supervised by him. Any such incentive compensation in excess of $150,000 per year may within the discretion of the Company be converted to nonstatutory stock options. He is also entitled to 5% of gross written life insurance premiums as well as the group benefits of other employees.

         The Employment Agreement provides for termination "for cause" as defined in the Agreement. If he terminates his employment or it is terminated for cause as defined in the Agreement or either party elects not to renew at the end of any term with the required notice, the contract ceases, and no further compensation or benefits are paid. If the Employment Agreement is terminated by the Company without cause during the initial term, then in lieu of any other damages or compensation is entitled to severance pay in the amount equal to $300,000 multiplied by a percentage equal to the number of days left at termination in the initial term divided by 730. If terminated without cause in a renewal term, the severance pay shall be equal to the base compensation for that renewal term multiplied by a percentage equal to the number of days remaining in the renewal term at termination divided by 365.

         Under the Employment Agreement he has agreed not to compete with the company for a period of one year after termination within a prescribed geographic area and not to solicit or employ Company employees for two years after termination. These restrictive covenants apply upon termination by either party, with or without cause and upon expiration of the Agreement.

Directors' Compensation.

         Directors who are compensated as employees of the Company receive no additional compensation for service as directors.

         Each director who is not an employee of the Company receives an annual retainer of $9,000, payable in cash in quarterly installments of $2,250. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. For 1997, the outside directors were paid an additional $5,000 for their services.

         During 1996, the Board of Directors approved the grant of stock appreciation rights ("SARs") to Ms. Schwindt. The SARs are for a period of three years and entitle the holder to the appreciated value of 16,000 shares of common stock, which represents the difference between the grant price and the fair market value of the shares at the time of exercise. The grant price is $2.63. The compensation expense associated with issuance of the SARs was approximately $94,000 during 1996.


         Compensation Committee Interlocks and Insider Participation. No interlocking relationships exist between the Company's Board of Directors or officers responsible for compensation decisions and the board of directors or compensation committee of any company, nor has any such interlocking relationship existed in the past.

            ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT


Security Ownership of Certain Beneficial Owners

         Persons who were beneficial owners of 5% or more of the issued and outstanding Common Stock of the Company as of March 15, 1998 are shown in the following table. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the nominee living in such person's home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

              Name and Address              Amount and Nature        Percent of
             of Beneficial Owner          Beneficial Ownership      Common Stock
          --------------------------      --------------------      ------------

          Allen D. Wykle   (1)(2)               1,822,357               33.06%
          1062 Normandy Trace Road
          Tampa, Florida 33602

          Leon H. Perlin (3)                      938,256               17.02
          3360 South Ocean Boulevard
          Apartment 5H2
          Palm Beach, Florida 33480

          JAM Partners, L.P. (4)
          One Fifth Avenue
          New York, New York 10003                290,800                5.28

---------------------
(1) Mr. Wykle's shares exclude 4,000 shares registered to his adult children and his grandchildren, as to which Mr. Wykle disclaims beneficial ownership. Also includes beneficial ownership of 333 shares issuable upon the exercise of stock options exercisable within 60 days of March 15, 1998, and excludes 667 shares subject to stock options that cannot be exercised within 60 days of March 15, 1998.
(2) Mr. Wykle and Mr. Stanley W. Broaddus are Co-Trustees of the Company's Profit-Sharing Plan, which owns 39,680 of the Company's Common Stock. They share voting power. Mr. Wykle's ownership interest is 65%. Mr. Broaddus' share is 15%. All of the 39,680 shares owned by the Profit-Sharing Plan are included under Mr. Wykle's shares for the purposes of this disclosure, except for the 15% owned by Mr. Broaddus. Mr. Wykle disclaims beneficial ownership of all but the 65% he owns in the Profit-Sharing Plan.
(3)  Mr. Perlin's shares include 594,000 shares owned by his wife.
(4) JAM Partners, L.P. is a Delaware limited partnership. It is an investment partnership managed by Jacobs Asset Management LLC. The General Partner is JAM Managers, LLC. The capital of JAM Partners, L.P. at January 1, 1998 was approximately $35,500,000. JAM Partners, L.P.'s shares include 260,000 it owns directly. Also included are 20,000 shares owned directly by Sy Jacobs and 10,800 shares owned directly by Bernard Sucher and his wife. Mr. Jacobs and Mr. Sucher are general partners in JAM Managers LLC.

Security Ownership of Directors and Executive Officers

         The following table sets forth information as of March 15, 1998 regarding the number of shares of Common Stock beneficially owned by all directors and executive officers:

                                            Common Stock           Percentage of
         Name                            Beneficially Owned            Class
         ----                            ------------------            -----
Directors:
     Allen D. Wykle (1)(2)(6)                1,822,357                 33.06%
     Leon H. Perlin (3)                        938,256                 17.02
     Oscar S. Warner (4)                        64,000                  1.16
     Arthur Peregoff (5)                        81,800                  1.48
     Stanley W. Broaddus (1)(6)                133,805                  2.31
     Robert M. Salter                            4,464                   *
     Jean S. Schwindt  (7)                      62,400                  1.13
     Neil W. Phelan (1)                         10,453                   *
     Barry C. Diggins                          111,034                  2.01

Executive officers who are
    not directors:
     Eric S. Yeakel (1)                            333                   *
     Gregory W. Gleason                          1,000                   *

All present executive
     officers and directors
     as a group (11 persons) (1)             3,229,902                 55.58%

---------------------
  * Owns less than 1% of class.
(1) Includes beneficial ownership of 333 shares issuable upon the exercise of stock options exercisable within 60 days of March 15, 1998, and excludes 667 shares subject to stock options that cannot be exercised within 60 days of March 15, 1998.
(2) Mr. Wykle's shares excludes 4,000 shares registered to his adult children and his grandchildren, as to which Mr. Wykle disclaims beneficial ownership.
(3)  Mr. Perlin's shares include 594,000 shares owned by his wife.
(4) Mr. Warner's shares include 4,000 shares owned by his wife, and excludes 30,000 shares registered to his adult children and his grandchildren, as to which Mr. Warner disclaims beneficial ownership.
(5) Mr. Peregoff's shares are held jointly with his wife. The shares exclude 4,648 shares registered to Mr. Pergoff's adult children and his grandchildren, as to which Mr. Peregoff disclaims beneficial ownership.
(6) Mr. Wykle and Mr. Broaddus are Co-Trustees of the Company's Profit-Sharing Plan, which owns 39,680 of the Company's Common Stock. They share voting power. Mr. Wykle's ownership interest is 65%. Mr. Broaddus' share is 15%. All of the 39,680 shares owned by the Profit-Sharing Plan are included under Mr. Wykle's shares for the purposes of this disclosure, except for the 5,952 shares owned by Mr. Broaddus. Mr. Wykle disclaims beneficial ownership of all but the 65% he owns in the Profit-Sharing Plan
(7) Ms. Schwindt also has stock appreciation rights on 16,000 shares. Excluded are 8,000 shares owned by her parents to which Ms. Schwindt disclaims beneficial ownership.
(8)  Mr. Diggins' shares include 4,888 shares owned jointly with his wife.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has maintained business relationships and engaged in certain transactions with affiliated companies and the parties as described below. It is the policy of the Company to engage in transactions with related parties only on terms that, in the opinion of the Company, are no less favorable to the Company than could be obtained from unrelated parties and each of the transactions described below conforms to that policy.


Agreement with IMC Mortgage Company

         The Company has an agreement for the sale of mortgage loans to IMC Mortgage Company ("IMC"). During 1997 and 1996, the Company sold 55.9% and 43.7%, respectively, of its loans to IMC. The Company's contract with IMC requires the Company to sell a minimum of $2.0 million of loans to IMC each month. These loan sale transactions are subject to prevailing secondary market terms for pools of non-conforming mortgage loans. Historically, these transactions have resulted in the payment of a cash premium from IMC to the Company. From time to time, various other purchasers purchase more than 10% of the Company's loan production. While there are several other major purchasers of non-conforming mortgage loans as large or larger than IMC, the Company maintains a good working relationship with IMC. IMC offers to buy a wide range of the Company's loan products at competitive prices. However, there can be no assurance that IMC will be in a position to continue to purchase the Company's loan production at margins favorable to the Company. The Company owned approximately 3.2% of the outstanding common stock of IMC at December 31, 1997. The Company has had since January 1996 a warehouse financing facility under which IMC agreed to lend the Company $8,000,000 secured by the Company's mortgage loans. Borrowings under the facility bore interest at a rate of LIBOR plus 1.75%. There was no outstanding balance on this line at December 31, 1997. The line was due to expire on January 29, 1998 and was subject to renewal. However, the Company terminated this credit line and replaced it with a new credit line agreement with another party, effective December 10, 1997. The Company's Chairman and Chief Executive Officer, Allen D. Wykle, is a member of IMC's Board of Directors. Also, Jean S. Schwindt, a member of the Company's Board of Directors and Executive Committee, is an officer of IMC.


Agreement with Mills Value Adviser, Inc.

         The Company entered into an investment management agreement on March 28, 1996, with Mills Value Adviser, Inc. ("MVAI"), a registered investment advisor. Under the agreement, MVAI manages a portion of the Company's non-qualified Profit-Sharing Plan. The Plan's trustees retain all proxy voting rights for securities managed by MVAI. During 1997, the Company paid $3,436 in advisory fees to MVAI. Jean S. Schwindt, a member of the Company's Board of Directors and Executive Committee, is a portfolio manager for MVAI.

Termination of Armada Residential Mortgage, LLC

         Since December 1994, the Company had conducted a portion of its retail lending business through Armada Residential Mortgage, LLC ("Armada LLC"), which was owned 1% by the Company, 82% by ARMI and 17% by Armada LLC's senior officer. In connection with terminating Armada LLC in September 1997, the Company agreed to issue 106,146 shares of its Common Stock to purchase the senior officer's ownership interest in Armada LLC. The senior officer terminated his employment with Armada LLC and became an employee of ARMI. He also a Director of the Company. The shares have been adjusted for the 100% stock dividend on November 21, 1997.


Indebtedness of Management

         The Company and the Savings Bank have no outstanding extensions of credit to members of the Board of Directors or management at December 31, 1997. On June 30, 1994, the Company made a loan to Director Leon H. Perlin. The original principal balance on the loan was $300,000 and the loan bore an interest rate of 9.50% . Mr. Perlin paid the loan off in full on September 2, 1997. During 1997, the Company made a loan to Stanley W. Broaddus consisting of three promissory notes totaling $165,000. These notes bore interest rates ranging from 9% to 12%. All notes were paid off in full on August 29, 1997.


Promissory Notes

         The Company has, from time to time, issued promissory notes to assist in cash flow. The notes are callable on 30 days notice from the holder and may be prepaid by the Company. The notes are usually issued to Directors, officers or shareholders. As of December 31, 1997, the following Directors and Executive Officers were holders of promissory notes in the amounts and interest rates specified below:


         Allen D. Wykle                      $539,220          10.00%
         Stanley W. Broaddus                  231,830           9.00
         Stanley W. Broaddus                   75,378           8.25
         Leon H. Perlin                       257,891           9.00
         Oscar S. Warner                       54,124           8.00
         Arthur Peregoff                      397,236           9.00

                                     PART IV


               ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K


Audited Financial Statements

         The following 1997 Consolidated Financial Statements of Approved Financial Corp. and Subsidiaries are included:

         - Report of Independent Public Accountants...................F - 2
         - Consolidated Balance Sheets................................F - 3
         - Consolidated Statements of Income..........................F - 4
         - Consolidated Statements of Shareholders' Equity........F - 5 - F - 6
         - Consolidated Statements of Cash Flows..................F - 7 - F - 8
         - Notes to Consolidated Financial Statements.............F - 9 - F - 34

Exhibit Index

Exhibit
Number                            Description
------                            -----------

  3.1    Amended  and  Restated   Articles  of   Incorporation  of  the  Company
         (Incorporated by Reference to Appendix A of the Form 10 Registration Statement Filed February 11, 1998)

  3.2 Bylaws of the Company (Incorporated by Reference to Appendix B of the Form 10 Registration Statement Filed February 11, 1998)

 10.1 Approved Financial Corp. Incentive Stock Option Plan (Incorporated by Reference to Appendix C of the Form 10 Registration Statement Filed February 11, 1998)

 10.2    Employment   Agreement   between   the   Company  and  Neil  W.  Phelan
         (Incorporated by Reference to Appendix D of the Form 10 Registration Statement Filed February 11, 1998)

 10.3 Employment Agreement between the Company and Stanley W. Broaddus (Incorporated by Reference to Appendix E of the Form 10 Registration Statement Filed February 11, 1998)

 10.4    Employment   Agreement   between  the  Company  and  Barry  C.  Diggins
         (Incorporated by Reference to Appendix F of the Form 10 Registration Statement Filed February 11, 1998)

 10.5 Purchase Agreement of Barry C. Diggins' Interest in Armada Residential Mortgage, LLC, and related Nonqualified Stock Option Agreement (Incorporated by Reference to Appendix G of the Form 10 Registration Statement Filed February 11, 1998)

 10.6    Employment   Agreement   between   the   Company  and  Eric  S.  Yeakel
         (Incorporated by Reference to Appendix H of the Form 10 Registration Statement Filed February 11, 1998)

 10.7 Mills Value Adviser, Inc, Investment Management Agreement/Contract with the Company (Incorporated by Reference to Appendix I of the Form 10 Registration Statement Filed February 11, 1998)

 10.8 Share Purchase Agreement for Purchase of Controlling Interest in Approved Federal Savings Bank (Formerly First Security Federal Savings Bank, Inc.) (Incorporated by Reference to Appendix J of the Form 10 Registration Statement Filed February 11, 1998)

Exhibit
Number                            Description
------                            -----------

 10.9 Stock Appreciation Rights Agreement with Jean S. Schwindt (Incorporated by Reference to Appendix K of the Form 10 Registration Statement Filed February 11, 1998)

 10.10   Asset  Purchase   Agreement  with  Funding  Center  of  Georgia,   Inc.
         (Incorporated by Reference to Appendix L of the Form 10 Registration Statement Filed February 11, 1998)

 10.11 Gregory J. Witherspoon Registration Rights Agreement (Incorporated by Reference to Appendix M of the Form 10 Registration Statement Filed February 11, 1998)

 21      Subsidiaries of the Company (Appendix N)

 27      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 APPROVED FINANCIAL CORP.
                                 (Registrant)


Date: March 27, 1998                 By:       /s/ Eric S. Yeakel
                                         ------------------------
                                         Eric S. Yeakel
                                         Treasurer and
                                         Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 1998                 By:       /s/ Allen D. Wykle
                                         ------------------------
                                         Allen D. Wykle
                                         Chairman of the Board of Directors
                                         President, and Chief Executive Officer

Date: March 27, 1998                 By:       /s/ Eric S. Yeakel
                                         ------------------------
                                         Eric S. Yeakel
                                         Treasurer and
                                         Chief Financial Officer

Date: March 27, 1998                 By:       /s/ Leon H. Perlin
                                         ------------------------
                                         Leon H. Perlin
                                         Director

Date: March 27, 1998                 By:       /s/ Oscar S. Warner
                                         -------------------------
                                         Oscar S. Warner
                                         Director

Date: March 27, 1998                 By:       /s/ Arthur Peregoff
                                         -------------------------
                                         Arthur Peregoff
                                         Director

Date: March 27, 1998                 By:       /s/ Stanley W. Broaddus
                                         -----------------------------
                                         Stanley W. Broaddus
                                         Director, Vice President
                                         and Secretary

Date: March 27, 1998                 By:       /s/ Robert M. Salter
                                         --------------------------
                                         Robert M. Slater
                                         Director

Date: March 27, 1998                 By:       /s/ Jean S. Schwindt
                                         --------------------------
                                         Jean S. Schwindt
                                         Director

Date: March 27, 1998                 By:       /s/ Neil W. Phelan
                                         ------------------------
                                         Neil W. Phelan
                                         Director, Executive Vice President

Date: March 27, 1998                 By:       /s/ Barry C. Diggins
                                         --------------------------
                                         Barry C. Diggins
                                         Director, President of a retail
                                         lending division of ARMI

Date: March 27, 1998                 By:       /s/ Gregory W. Gleason
                                         ----------------------------
                                         Gregory W. Gleason
                                         President, Approved Federal
                                         Savings Bank

                            APPROVED FINANCIAL CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                      Pages
                                                                      -----

Report of Independent Accountants................................     F - 2

Consolidated Financial Statements:

   Consolidated Balance Sheets as of December 31, 1997 and 1996..     F - 3

   Consolidated Statements of Income for the years ended
      December 31, 1997, 1996 and 1995...........................     F - 4

   Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995..................... F - 5 - F - 6

   Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995........................... F - 7 - F - 8

   Notes to Consolidated Financial Statements.................... F - 9 - F - 34

Report of Independent Accountants


Board of Directors
Approved Financial Corp.

We have  audited  the  accompanying  consolidated  balance  sheets  of  Approved
Financial Corp. and Subsidiaries, as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Approved Financial Corp. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand, L.L.P.

Virginia Beach, Virginia
February 20, 1998

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
(Dollars in thousands, except per share amounts)

                            ASSETS                                         1997      1996
                                                                         --------   -------
Cash                                                                     $ 11,869   $ 3,440
Mortgage loans, net                                                        80,696    45,423
Real estate owned, net                                                      2,367     2,077
Securities, available for sale                                             15,201    20,140
Premises and equipment, net                                                 4,530     2,224
Other assets                                                                3,462     1,839
                                                                         --------   -------
         Total assets                                                    $118,125   $75,143
                                                                         ========   =======
         LIABILITIES AND EQUITY

Liabilities:
     Revolving warehouse loans                                           $ 52,488   $32,030
     Certificates of deposit                                               17,815     1,576
     Federal Home Loan Bank advance                                         1,000        --
     Mortgage loans payable                                                 1,216       478
     Notes payable - related parties                                        6,684     6,839
     Certificates of indebtedness                                           2,396     2,343
     Loan proceeds payable                                                  6,364     2,147
     Accrued and other liabilities                                          2,837     2,201
     Income taxes payable                                                   1,161       985
     Deferred income tax liability                                          1,109     5,335
                                                                         --------   -------
         Total liabilities                                                 93,070    53,934
                                                                         --------   -------
Shareholders' equity:
     Preferred stock - Series A, $10 par value; noncumulative, voting:
         Authorized 100 shares, 90 shares issued and outstanding                1         1
     Preferred stock - Series B, $10 par value; noncumulative, voting:
         Authorized 50,000 shares, none issued and outstanding                 --        --
     Common stock, par value - $1.00 in 1997 and $.25 in 1996:
         Authorized 40,000,000 shares,
         Issued and outstanding 5,395,408 shares in 1997
               and 5,038,736 in 1996                                        5,395       630
     Unrealized gain on securities available for sale,
          net of deferred income taxes                                      6,854    11,401
     Additional capital                                                        --     1,485
     Retained earnings                                                     12,805     7,692
                                                                         --------   -------
         Total equity                                                      25,055    21,209
                                                                         --------   -------

         Total liabilities and equity                                    $118,125   $75,143
                                                                         ========   =======

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 1997, 1996 and 1995
(Dollars in thousands, except share and per share amounts)

                                                           1997      1996      1995
                                                         -------   -------   -------
Revenue:
     Gain on sale of loans                               $33,501   $17,955   $ 7,298
     Interest income                                      10,935     4,520     3,065
     Income from limited partnership                          --       480       596
     Gain on sale of securities                            2,796        --        --
     Other fees and income                                 4,934     1,927       939
                                                         -------   -------   -------
                                                          52,166    24,882    11,898
                                                         -------   -------   -------
Expenses:
     Compensation and related                             16,447     8,017     3,880
     General and administrative                           14,188     6,853     3,050
     Interest expense                                      6,157     3,121     2,194
     Provision for loan and foreclosed property losses     1,676     1,308       731
                                                         -------   -------   -------
                                                          38,468    19,299     9,855
                                                         -------   -------   -------

         Income before income taxes                       13,698     5,583     2,043

Provision for income taxes                                 5,638     2,259       876
                                                         -------   -------   -------

         Net income                                      $ 8,060   $ 3,324   $ 1,167
                                                         =======   =======   =======
Net income per share:
         Basic                                           $  1.52   $  0.67   $  0.24
                                                         =======   =======   =======

         Diluted                                         $  1.51   $  0.63   $  0.23
                                                         =======   =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1997, 1996 and 1995
(Dollars in thousands)

                                        Preferred Stock
                                            Series A            Common Stock
                                         --------------     -------------------
                                         Shares  Amount     Shares       Amount
                                         ------  ------     ------       ------

Balance at December 31, 1994                90   $    1      631,680    $   632

Net income                                  --       --           --         --
Repurchase of common stock                  --       --      (25,000)       (25)
Transfer                                    --       --           --         --
Dividends on common stock                   --       --           --         --
                                          ----   ------   ----------    -------

Balance at December 31, 1995                90        1      606,680        607

Net income                                  --       --           --         --
Reissuance of common stock                  --       --       22,000         22
2:1 stock split                             --       --      628,680         --
2:1 stock split                             --       --    1,257,360         --
Exercise of warrants                        --       --        4,648          1
Change in net unrealized gain on
     securities available for sale
     (net of tax of $7,601,000)             --       --           --         --
Dividends on common stock                   --       --           --         --
                                          ----   ------   ----------    -------

Balance at December 31, 1996                90        1    2,519,368        630

Net income                                  --       --           --         --
Issuance of common stock                    --       --        1,500          1
Exercise of warrants                        --       --      176,836         44
Change in par value of stock                --       --           --      2,022
Stock dividend                              --       --    2,697,704      2,698
Change in net unrealized gain on
     securities available for sale
     (net of tax of $3,033,000)             --       --           --         --
                                          ----   ------   ----------    -------

Balance at December 31, 1997                90   $    1    5,395,408    $ 5,395
                                          ====   ======   ==========    =======


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED for the years ended December 31, 1997, 1996 and 1995
(Dollars in thousands)

                                                 Unrealized
                                                   Gain on
                                                 Securities
                                     Additional   Available    Retained
                                      Capital     for Sale     Earnings       Total
                                      -------     --------     --------       -----
Balance at December 31, 1994          $   598     $     --     $  4,284     $  5,515

Net income                                 --           --        1,167        1,167
Repurchase of common stock               (131)          --          (94)        (250)
Transfer                                  675           --         (675)          --
Dividends on common stock                  --           --         (196)        (196)
                                      -------     --------     --------     --------

Balance at December 31, 1995            1,142           --        4,486        6,236

Net income                                 --           --        3,324        3,324
Reissuance of common stock                336           --           82          440
2:1 stock split                            --           --           --           --
2:1 stock split                            --           --           --           --
Exercise of warrants                        7           --           --            8
Change in net unrealized gain on
     securities available for sale
     (net of tax of $7,601,000)            --       11,401           --       11,401
Dividends on common stock                  --           --         (200)        (200)
                                      -------     --------     --------     --------

Balance at December 31, 1996            1,485       11,401        7,692       21,209

Net income                                 --           --        8,060        8,060
Issuance of common stock                   --           --           --            1
Exercise of warrants                      288           --           --          332
Change in par value of stock           (1,773)          --         (249)          --
Stock dividend                             --           --       (2,698)          --
Change in net unrealized gain on
     securities available for sale
     (net of tax of $3,033,000)            --       (4,547)          --       (4,547)
                                      -------     --------     --------     --------

Balance at December 31, 1997          $    --     $  6,854     $ 12,805     $ 25,055
                                      =======     ========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1997, 1996 and 1995
(In thousands)

                                                              1997          1996          1995
                                                           ---------     ---------     ---------
Operating activities:
     Net income                                            $   8,060     $   3,324     $   1,167
     Adjustments to reconcile net income to net
              cash used in operating activities:
         Depreciation and amortization                           609           133           131
         Provision for loan losses                             1,534         1,145           629
         Provision for losses on real estate owned               142           163           101
         Loss on sale of real estate owned                       654           192           129
         Income from limited partnership                          --          (480)         (596)
         Gain on sale of securities                           (2,796)           --            --
         Gain on sale of loans                               (32,696)      (17,954)       (7,298)
         Proceeds from sales and prepayments of loans        479,499       258,363        97,229
         Loan originations                                  (490,579)     (258,826)     (100,613)
         Changes in operating assets and liabilities:
              Other assets                                    (1,012)         (581)       (1,113)
              Accrued and other liabilities                    6,773          (110)          400
              Income taxes payable                               177           443           332
              Deferred income taxes                           (1,195)         (852)           --
                                                           ---------     ---------     ---------

              Net cash used in operating activities          (30,830)      (15,040)       (9,502)

Investing activities:
     Purchases of securities                                  (4,304)       (1,000)           --
     Sales of securities                                       4,458            --           428
     Distributions from limited partnership                       --         1,098            --
     Proceeds from sales of real estate owned                  3,735         1,501           352
     Purchases of premises and equipment                      (3,113)         (946)         (506)
     Sales of premises and equipment                             199            --            --
     Net cash paid for acquisition of Savings Bank              (382)         (244)           --
                                                           ---------     ---------     ---------

              Net cash provided by investing activities          593           409           274

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended December 31, 1997, 1996 and 1995
(In thousands)

                                                              1997          1996          1995
                                                           ---------     ---------     ---------
Financing activities:
     Proceeds from revolving warehouse loans               $ 471,717     $ 262,854     $ 109,270
     Principal payments on revolving warehouse loans        (451,259)     (248,243)      (97,431)
     Net increase in certificates of deposit                  16,238           197            --
     Proceeds from FHLB advances                               1,000            --            --
     Proceeds from mortgage loans payable                        800            --            --
     Principal payments on mortgage loans payable                (62)          (46)         (145)
     Net increase (decrease) in:
         Notes payable - related parties                        (155)        1,966        (1,369)
         Certificates of indebtedness                             53           311          (272)
     Issuance of common stock                                      2           440            --
     Exercise of common stock warrants                           332             8            --
     Repurchase of common stock                                   --            --          (250)
     Cash dividends paid                                          --          (200)         (196)
                                                           ---------     ---------     ---------

              Net cash provided by financing activities       38,666        17,287         9,607
                                                           ---------     ---------     ---------

Net increase in cash                                           8,429         2,656           379

Cash at beginning of year                                      3,440           784           405
                                                           ---------     ---------     ---------

Cash at end of year                                        $  11,869     $   3,440     $     784
                                                           =========     =========     =========

Supplemental cash flow information:
     Cash paid for interest                                $   5,991     $   3,070     $   2,143
     Cash paid for income taxes                                5,461         2,880         1,264

Supplemental non-cash information:
     Loan balances transferred to real estate owned        $   4,641     $   3,245     $  (1,771)
     Conversion of and recognition of unrealized gains
         of partnership interest to common stock                  --        19,001            --

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 1.    Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") engage in the consumer finance business of originating, servicing and selling home equity loans secured primarily by first and second liens on one-to-four family residential properties. Approved has two wholly-owned subsidiaries. Approved Residential Mortgage, Inc. ("ARMI") had broker operations in eleven states and 22 retail offices in ten states at the end of 1997. Approved Federal Savings Bank (the "Savings Bank") is a federally chartered thrift institution. The Savings Bank has a wholly-owned subsidiary operating as a title insurance agency.

Principles of accounting and consolidation: The consolidated financial statements of the Company include the accounts of Approved and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents: Cash and cash equivalents consist of cash on deposit at financial institutions and short-term investments that are considered cash equivalents if they were purchased with an original maturity of three months or less.

Loans held for sale: Loans, which are all held for sale, are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements.

Allowance for loan losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of current economic conditions, volume, growth, and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Loan losses are charged against the allowance when management believes collectibility is unlikely.

Origination fees: The Company accounts for origination fees on mortgage loans held for sale in conformity with Statement of Financial Accounting Standards ("SFAS") No. 91, "Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The statement requires that net origination fees be recognized over the life of the loan or upon the sale of the loan, if earlier.

Hedging: To offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale, the Company in certain cases will enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. Gains or losses from these contracts are deferred and recognized as an adjustment to gains on sale of loans when the loans are sold or when the related hedge position is closed.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 1. Organization and Summary of Significant Accounting Policies, continued:

Real estate owned: Real estate owned is valued at the lower of cost or fair market value, net of estimated disposal costs. Cost includes loan principal and certain capitalized expenses. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings using a valuation account which has been netted against real estate owned in the financial statements. Income from temporary rental of the properties is credited against the investment when collected. Capital improvements are capitalized to the extent of net realizable value. Additional carrying costs, including taxes, utilities and insurance, are also capitalized to the property.

Premises and equipment: Premises, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. The buildings are depreciated using the straight line method over thirty years. Leasehold improvements are amortized over the lesser of the terms of the lease or the estimated useful lives of the improvements. Depreciation of equipment is computed using the straight line method over the estimated useful lives of three to five years. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

Securities: All investment securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

Realized gains and losses on sales of securities are computed using the specific identification method.

The Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of Atlanta is stated at cost.

Income recognition: Gains on the sale of mortgage loans representing the difference between the sales price and the net carrying value of the loan are recognized when mortgage loans are sold and delivered to investors.

Interest on loans is credited to income based upon the principal amount outstanding. Interest is accrued on loans until they become 31 days or more past due.

Advertising costs:  Advertising costs are expensed when incurred.

Income taxes: Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 1. Organization and Summary of Significant Accounting Policies, continued:

Earnings per share: Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." The new statement requires that "basic earnings per share" be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted earnings per share" reflects potential dilution if stock options would result in the issue or exercise of additional shares of common stock that shared in the earnings. "Basic earnings per share" and "diluted earnings per share" replaced "primary earnings per share" and "fully diluted earnings per share," respectively, as described under APB Opinion No. 15, and are reported on the income statement.

The Company declared two-for-one stock splits effective August 30, 1996, December 16, 1996 and November 21, 1997. The share and per share figures in this report have been adjusted to reflect these splits.

New accounting pronouncements: In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, effective for fiscal years beginning after December 15, 1997. The new statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the statement of financial condition. The Company is currently evaluating the effect this statement will have on the financial statements.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued, effective for fiscal years beginning after December 15, 1997. The new statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating the effect this statement will have on the financial statements.

Reclassifications:   Certain   reclassifications   have  been  made  to  amounts
previously reported in 1996 and 1995 to conform with the 1997 presentation.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 2.  Securities:

The cost basis and fair value of the Company's securities at December 31, 1997 and 1996 are as follows (in thousands):

                                               1997                  1996
                                        ------------------    ------------------
                                         Cost       Fair       Cost       Fair
                                         Basis      Value      Basis      Value
                                        -------    -------    -------    -------
IMC Mortgage Company common stock       $   162    $11,585    $ 1,095    $20,096
Adjustable rate mortgage mutual fund      3,569      3,566         --         --
FHLB stock                                   50         50         44         44
                                        -------    -------    -------    -------

                                        $ 3,781    $15,201    $ 1,139    $20,140
                                        =======    =======    =======    =======

The Company's investment in IMC Mortgage Company ("IMC") common stock had gross unrealized gains of $11,423,000 and $19,001,000 at December 31, 1997 and 1996,
respectively. The Company's investment in the adjustable rate mortgage mutual fund had an unrealized loss of $2,000 at December 31, 1997.

The Company was an original limited partner in Industry Mortgage Company, L.P. (the "IMC Partnership"), a non-conforming residential mortgage company based in Tampa, Florida. The Company's initial ownership interest represented approximately 9.09% of the IMC Partnership and was accounted for under the equity method of accounting. Therefore, the Company recognized the portion of the IMC Partnership's net income equal to its ownership percentage in the IMC Partnership. In 1996 and 1995, the Company recognized income of $480,000 and $596,000, respectively, from the IMC Partnership.

The IMC Partnership converted to a corporation, IMC, immediately before its initial public offering on June 24, 1996. The limited partners received common stock of IMC in exchange for their IMC Partnership interests as of June 24, 1996. The Company was issued 1,199,768 shares of IMC common stock at that time. Following the partnership's conversion to corporate form, the Company's investment in IMC is accounted for as an investment security available for sale under SFAS No. 115. As of December 31, 1997, the Company owned 975,592 shares of IMC stock. The Company's stock position represented approximately 3.2% of IMC's outstanding stock at that date. During 1997, the Company sold 233,241 shares of IMC stock for $3,729,000, which resulted in a pre-tax gain of $2,796,000. The Company also received 9,065 shares of IMC common stock as an incentive award relating to the volume of loans sold by the Company to IMC. All of the share figures above reflect a two-for-one split of IMC shares on February 13, 1997.

Shares of IMC common stock are traded on the NASDAQ National Exchange under the trading symbol "IMCC." However, the shares received by the Company have not been registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933. Sales of IMC stock by the Company are subject to SEC Rule 144 and a lock-up agreement. The lock-up agreement limits sales of IMC stock by the Company to approximately 96,000 shares per month between August 1997 and August 1998.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 3.   Mortgage Loans Held for Sale:

The Company holds first- and second-lien mortgage loans for future sale. The loans are carried at the lower of cost or market. These mortgage loans have been pledged as collateral for the warehouse financing. Loans at December 31, 1997 and 1996 were as follows (in thousands):

                                                        1997         1996
                                                      --------     --------

   Mortgage loans held for sale                       $ 83,512     $ 47,217
   Net deferred origination fees and hedging costs      (1,129)        (870)
   Allowance for loan losses                            (1,687)        (924)
                                                      --------     --------

       Total mortgage loans, net                      $ 80,696     $ 45,423
                                                      ========     ========

As of December 31, 1997, the Company had one open interest rate hedge position of $15,000,000 under a contract expiring on March 2, 1998. The Company had a deferred loss of $91,000 at December 31, 1997 related to this hedge position.

The Company sold to Industry Mortgage Company 3,791, 1,536, and 504 loans totaling $235,228,000, $100,095,000, and $37,993,000 and recognized gains on the sale of these loans of $16,153,000, $6,648,000, and $2,372,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

Included in loans at December 31, 1996 were $456,000 of loans to related parties. Such loans included three demand loans to a shareholder collateralized by certain notes payable to related parties of the Company, and a demand note collateralized by Company stock. These related party loans bore interest at or above market rates when the loans were originated and were made on substantially the same terms as loans to other borrowers. The loans were paid in full before December 31, 1997. Interest income on related party loans was $36,000, $36,000 and $38,000 in 1997, 1996 and 1995, respectively.

At December 31, 1997 and 1996, the recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $2,500,000 and $1,200,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996 was $780,000 and $64,000, respectively. Interest income recognized related to these loans was $94,000 and $13,000 during 1997 and 1996, respectively. Due to the homogeneous nature and collateral for these loans, there is no corresponding valuation allowance.

Nonaccrual loans were $4,511,000 and $3,042,000 at December 31, 1997 and 1996, respectively. The amount of additional interest that would have been recorded had these loans not been placed on nonaccrual status was approximately $154,000, $91,000, and $69,000 in 1997, 1996 and 1995, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 3.   Mortgage Loans Held for Sale, continued:

Changes in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 were (in thousands):

                                     1997        1996        1995
                                   -------     -------     -------

   Balance at beginning of year    $   924     $   594     $   567
   Acquisition of Savings Bank          --          20          --
   Charge-offs                        (953)       (863)       (662)
   Recoveries                          182          28          60
   Provision                         1,534       1,145         629
                                   -------     -------     -------

       Balance at end of year      $ 1,687     $   924     $   594
                                   =======     =======     =======

Note 4.   Real Estate Owned:

Real estate owned is valued at the lower of cost or fair market value, net of estimated disposal costs.

Changes in the real estate owned valuation allowance for the years ended December 31, 1997, 1996 and 1995 were (in thousands):

                                     1997        1996        1995
                                    ------      ------      ------

   Balance at beginning of year     $  529      $  366      $  265
   Provision                           142         163         101
                                    ------      ------      ------

       Balance at end of year       $  671      $  529      $  366
                                    ======      ======      ======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 5.   Premises and Equipment:

Premises and equipment at December 31, 1997 and 1996 were summarized as follows (in thousands):

                                                      1997         1996
                                                     ------       ------

   Land                                              $  240       $  240
   Buildings and improvements                         2,101          734
   Furniture, fixtures and equipment                  1,465          843
   Computer software and equipment                    1,613          778
   Vehicles                                             225          222
                                                     ------       ------

                                                      5,644        2,817
   Less accumulated depreciation and amortization     1,114          593
                                                     ------       ------

       Premises and equipment, net                   $4,530       $2,224
                                                     ======       ======

Depreciation  and  amortization   expense  on  premises  and  equipment  totaled
$609,000, $133,000 and $131,000 in 1997, 1996 and 1995, respectively.


Note 6.   Leases:

The Company leases some of its office facilities and equipment under operating leases which expire at various times through 2003. Lease expense was $955,000, $317,000 and $142,000 in 1997, 1996 and 1995, respectively. Total minimum lease payments under noncancelable operating leases with remaining terms in excess of one year as of December 31, 1997 were as follows (in thousands):

                  1998                     $ 1,173
                  1999                         856
                  2000                         433
                  2001                         211
                  2002                         113
                  Thereafter                    16
                                           -------
                                           $ 2,802
                                           =======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 7.   Revolving Warehouse Facilities:

Amounts outstanding under revolving warehouse facilities at December 31, 1997 and 1996 were as follows (in thousands):

                                                                       1997          1996
                                                                     --------      --------

   Syndicated   warehouse   facility   with   commercial   bank
        collateralized  by  mortgages/deeds  of trust;  expires
        December  31,  1999,   with   interest  at  1.50%  over
        applicable  LIBOR rate (5.71875% at December 31, 1997);
        total credit available $100,000,000.                         $ 46,734      $      -

   Syndicated  seasoned  loan  line of credit  with  commercial
        banks   collateralized  by  mortgages/deeds  of  trust,
        expires  December 31, 1999, with interest at 2.50% over
        applicable  LIBOR rate (5.71875% at December 31, 1997);
        total credit available $25,000,000.                             5,754             -

   Warehouse facility with commercial bank collateralized by
       mortgages/deeds of trust; expired December 10, 1997.                 -        14,999

   Warehouse facility with  commercial bank  collateralized  by
        assets of the Company; expired March 3, 1997.                       -        13,516

   Warehouse   facility   with   investor   collateralized   by
        mortgages/deeds of trust; expired December 10, 1997.                -         3,515
                                                                     --------      --------

                                                                     $ 52,488      $ 32,030
                                                                     ========      ========

On December 10, 1997, the Company obtained a $100,000,000 warehouse line of credit from a commercial bank syndicate. The line is collateralized by loans originated by the Company and bears interest at a rate of 1.5% over the one-month LIBOR rate. This line of credit replaced three existing lines of credit. The line expires on December 31, 1999 and is subject to renewal. The Company may receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. Also on December 10, 1997, the Company obtained a $25,000,000 seasoned loan line of credit from a commercial bank syndicate. This line is secured by loans originated by the Company. The seasoned loan line of credit bears interest at a rate of 2.5% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 8.   Deposits:

The following table sets forth various interest rate categories for the FDIC-insured certificates of deposit of the Savings Bank as of December 31, 1997 and 1996:

(In thousands)
                                1997                1996
                        ------------------   -----------------
                        Weighted             Weighted
                         Average              Average
                          Rate      Amount     Rate     Amount
                        --------    ------   --------   ------

   5.24% or less            --     $    --     5.18%    $  396
   5.25 - 5.49%           5.30%        198     5.34        495
   5.50 - 5.74            5.56         300     5.65        288
   5.75 - 5.99            5.91       8,318     5.93        397
   6.00 - 6.24            6.11       8,010       --         --
   6.25 - 6.49            6.32         989       --         --
                          ----     -------     ----     ------

                          6.01%    $17,815     5.50%    $1,576
                          ====     =======     ====     ======


The following table sets forth the amount and maturities of the certificates of deposit of the Savings Bank at December 31, 1997.

(In thousands)

                         Six     Over Six Months    Over One          Over
                       Months     and Less than   Year and Less        Two
                      Or Less        One Year    Than Two Years       Years         Total
                      -------        --------    --------------       -----         -----
   5.25 - 5.49%        $   99         $   99         $   --         $    --         $   198
   5.50 - 5.74            300             --             --              --             300
   5.75 - 5.99          5,945          2,373             --              --           8,318
   6.00 - 6.24             99          4,353          3,558              --           8,010
   6.25 - 6.49             --             --            791             198             989
                       ------         ------         ------         -------         -------

                       $6,443         $6,825         $4,349         $   198         $17,815
                       ======         ======         ======         =======         =======

At December 31, 1997, twenty four certificates of deposit totaling $2,400,000 were in amounts of $100,000.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 9.   Federal Home Loan Bank Advances:

Advances from the Federal Home Loan Bank ("FHLB") of Atlanta are summarized below by maturity date (in thousands):

                                               1997          1996
                                             --------       ------

         Due in 1998                         $  1,000       $    -
                                             ========       ======

At December 31, 1997, the Savings Bank has pledged its FHLB stock and qualifying residential mortgage loans with an aggregate balance of $1,670,000 as collateral for such FHLB advances under a specific collateral agreement. Interest is computed based on the lender's cost of overnight funds. The interest rate on December 31, 1997 was 6.50%. Interest expense on FHLB advances totaled $3,000 in 1997; the Savings Bank did not borrow from the FHLB in 1996.


Note 10.   Notes Payable - Related Parties:

Notes payable - related parties are amounts due to shareholders, officers and others related to the Company. These notes are subordinate to the line of credit and all other collateralized indebtedness of the Company. Interest expense on notes payable - related parties was $666,000, $547,000 and $530,000 in 1997, 1996 and 1995, respectively. The interest rates on the notes range from 8.00% to 10.25% and the notes mature as follows (in thousands):

            1998                   $1,527
            1999                    3,287
            2000                      742
            2001                      429
            2002                      699
                                   ------
                                   $6,684
                                   ======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 11.   Certificates of Indebtedness:

Certificates of indebtedness are uninsured deposits authorized for financial institutions such as the Company which have Virginia industrial loan association charters. The certificates are loans from Virginia residents for periods of one to five years and interest rates between 6.75% and 10.00%. Interest expense on the certificates was $225,000, $139,000 and $258,000 in 1997, 1996 and 1995,
respectively.

Certificates of indebtedness maturities were as follows as of December 31, 1997 (in thousands):

            1998                   $  523
            1999                       90
            2000                      709
            2001                      545
            2002                      529
                                   ------
                                   $2,396
                                   ======


Note 12.   Mortgage Loans Payable:

The Company has two mortgage loans payable to a commercial bank. The loans are collateralized by two office buildings used by the Company for its corporate headquarters. Payments on the loans are made in monthly installments. The mortgage loans are summarized as follows (in thousands):

                                                                        1997         1996
                                                                      -------      -------
   Mortgage loan with commercial bank  collateralized by office building; original amount of $590,000; monthly payments
        of $7,186; matures May 2004; with interest at 7.99%.          $   428      $   478

   Mortgage loan with commercial bank  collateralized by office building; original amount $800,000; monthly payments of
        $7,953; matures June 2012; with interest at 8.625%.               788            -
                                                                      -------      -------

                                                                      $ 1,216      $   478
                                                                      =======      =======

Interest expense on mortgage loans payable was $73,000, $40,000 and $44,000 in 1997, 1996 and 1995, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 12.   Mortgage Loans Payable, continued:

Aggregate maturities for mortgage loans payable are as follows as of December 31, 1997 (in thousands):

            1998                   $   83
            1999                       90
            2000                       97
            2001                      105
            2002                      114
            Thereafter                727
                                   ------
                                   $1,216
                                   ======

Note 13.   Shareholders' Equity:

Prior to its stock offering in 1992, the Company issued warrants to purchase 190,404 shares of common stock at $1.87 per share to its then existing shareholders. During 1997 and 1996, 176,836 and 4,648 warrants were exercised for $332,000 and $8,000, respectively. The remaining 8,920 warrants expired on April 20, 1997.

The Company has 50,000 shares of Series B Preferred Stock authorized for future issuance. The stock has a stated par value of $10 per share and is noncumulative, nonvoting. There were no shares issued or outstanding at December 31, 1997 or 1996.

In 1995, the Company's Board of Directors approved a transfer of $675,000 from retained earnings to additional capital. After the transfer, the Company cannot make loans in excess of $350,000 under existing regulations.

During 1996, the Board of Directors approved the grant of stock appreciation rights ("SARs") to one board member. The SARs expire in three years and upon expiration of the 16,000 shares of common stock, the holder shall receive cash in an amount equivalent to the difference between the grant price and the fair market value of the shares at the time of expiration. The grant price is $2.63. The compensation expense associated with issuance of the SARs was $100,000 and $94,000 during 1997 and 1996, respectively.

On July 16, 1996, the Company declared a two-for-one split of its common stock, payable August 15, 1996 to shareholders of record on August 29, 1996. On November 11, 1996, the Company declared a two-for-one split of its common stock, payable December 2, 1996 to shareholders of record on December 16, 1996.

In August 1997, the Company changed the par value of its stock to $1.00 per share from $.25 per share.

On October 27, 1997, the Company declared a 100% stock dividend on its common stock, payable November 14, 1997 to shareholders of record on November 7, 1997.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 14.   Stock Options:

On June 28, 1996, the Company adopted the 1996 Incentive Stock Option Plan. The Company's stock option plan provides primarily for the granting of nonqualified stock options to certain key employees. Generally, options are granted at prices equal to the market value of the Company's stock on the date of grant, vest over a three-year period, and expire ten years from the date of the award.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in 1995 and, if fully adopted, changes the method of recognition of cost on plans similar to those of the Company. The Company has adopted the alternative disclosure established by SFAS No. 123. Therefore, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are presented below.

A summary of the Company's stock options as of December 31, 1997 and the changes during the year is presented below:

                                                           Weighted
                                                            Average
                                            Options        Exercise
                                          Outstanding        Price
                                          -----------        -----

Balance, December 31, 1996                       --          $  --
Granted                                       9,200           9.75
                                            -------          -----

Balance, December 31, 1997                    9,200          $9.75
                                            =======          =====


Options available for future grant          116,800
                                            =======
Weighted average fair value of
  options granted during year                                $3.49
                                                             =====


The weighted-average remaining contractual life of options outstanding at December 31, 1997 was 9.0 years.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 14.   Stock Options, continued:

The fair value of each option granted during 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero; expected volatility of 34.12%; risk-free interest rate of 6.00%; and expected life of four years.

Had compensation cost for the 1997 grants for stock-based compensation plans been recorded by the Company, the Company's pro forma net income and pro forma net income per common share for 1997 would have been as follows:

(In thousands, except per share amounts)
                                             Year Ended December 31, 1997
                                           -------------------------------
                                           As Reported           Pro Forma
                                           -----------           ---------

Net income                                   $ 8,060              $ 8,041
Net income per common share - Basic             1.52                 1.52
Net income per common share - Dilutive          1.51                 1.51


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. There were no awards prior to 1997 and additional awards in future years are anticipated.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 15.  Earnings Per Share:

The Company's earnings per share have been calculated using SFAS No. 128, "Earnings Per Share." The statement requires calculations of basic and diluted earnings per share. These calculations are described in Note 1. The following table shows the reconciling components between basic and diluted earnings per share:

                                                          Weighted
                                                       Average Shares
                                       Net Income        Outstanding    Earnings
                                       (Numerator)      (Denominator)  Per Share
                                       -----------      -------------  ---------

For the Year Ended December 31, 1997
------------------------------------

Basic earnings per share                $8,060,000        5,310,263       $1.52

Effect of dilutive securities:
     Stock options                              --            1,162          --
     Common stock issued January 5,
        1998 (See Note 25)                      --           34,532        (.01)
                                        ----------        ---------       -----

Diluted earnings per share              $8,060,000        5,345,957       $1.51
                                        ==========        =========       =====


For the Year Ended December 31, 1996
------------------------------------

Basic earnings per share                $3,324,000        4,964,244       $0.67

Effect of dilutive securities:
     Warrants                                   --          316,859        (.04)
                                        ----------        ---------       -----

Diluted earnings per share              $3,324,000        5,281,103       $0.63
                                        ==========        =========       =====


For the Year Ended December 31, 1995
------------------------------------

Basic earnings per share                $1,167,000        4,913,168       $0.24

Effect of dilutive securities:
     Warrants                                   --          149,641        (.01)
                                        ----------        ---------       -----

Diluted earnings per share              $1,167,000        5,062,809       $0.23
                                        ==========        =========       =====

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 16.   Income Taxes:

The components of income tax expense for the years ended December 31, 1997, 1996 and 1995 were as follows (in thousands):

                                      1997              1996              1995
                                    -------           -------           -------

   Current                          $ 6,963           $ 3,147           $ 1,629
   Deferred                          (1,325)             (888)             (753)
                                    -------           -------           -------

                                    $ 5,638           $ 2,259           $   876
                                    =======           =======           =======


The provision for income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal tax rate to income before taxes. The principal reasons for these differences for the years ended December 31, 1997, 1996 and 1995 were (in thousands):

                                                     1997       1996       1995
                                                    ------     ------     ------

   Provision for income taxes at
       statutory federal rate                       $4,731     $1,898     $  695
   State income taxes, net of federal benefit          827        332        121
   Nondeductible expenses                               79         30         28
   Other, net                                            1         (1)        32
                                                    ------     ------     ------

                                                    $5,638     $2,259     $  876
                                                    ======     ======     ======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 16.   Income Taxes, continued:

Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 were:

                                                          1997         1996
                                                        -------      -------

   Deferred tax assets:
       Allowance for loan and real estate owned losses  $   912      $   580
       Deferred loan fees                                   487          443
       Mark to market on mortgage loans held for sale     1,790          964
       Deferred income                                       52           68
       Other                                                244          239
                                                        -------      -------

            Total deferred tax assets                     3,485        2,294

   Deferred tax liabilities:
       Market value of securities                         4,568        7,601
       Other                                                 26           28
                                                        -------      -------

            Total deferred tax liabilities                4,594        7,629
                                                        -------      -------

                Net deferred liability                  $(1,109)     $(5,335)
                                                        =======      =======


The Company believes that a valuation allowance with respect to the realization of the gross total deferred tax assets is not necessary. Based on the Company's historical earnings, future expectations of taxable income and potential net operating loss carrybacks, management believes it is more likely than not that the Company will realize the gross deferred tax assets existing at December 31, 1997. However, there can be no assurances that the Company will generate taxable income in any future period.


Note 17.   Retirement Plans:

The employees of the Company participate in a defined contribution profit sharing plan administered by officers of the Company. Company contributions to the plan are discretionary, as authorized by the Compensation Committee of the Board of Directors. There were no contributions for 1997, 1996 and 1995. Participants are also eligible to make voluntary contributions to the plan, at the discretion of the administrator. There were no voluntary contributions to the plan for the years ended December 31, 1997, 1996 and 1995.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 17.   Retirement Plans, continued:

The Company has a nonqualified retirement plan for several key members of management. The plan allows participants to defer compensation from the current year. Company contributions to the plan are discretionary, as authorized by the Compensation Committee. Contributions for the years ended December 31, 1997, 1996 and 1995 were $10,000, $0 and $56,000, respectively.

The Company sponsors a 401(k) Retirement Plan. The Plan is a defined contribution plan covering all employees who have completed at least one year of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company contributes an amount equal to 50% of a participant's payroll savings contribution up to 6% of a participant's annual compensation. The Company's contributions to the plan in 1997, 1996 and 1995 were $115,000, $33,000 and $15,000, respectively.


Note 18.   Employment Agreements:

The Company has employment agreements with various officers and employees. The agreements expire at various times throughout 1998. Among other things, the agreements provide for severance benefits payable to the officers upon termination of employment following a change of control in the Company.


Note 19.   Acquisition:

Effective September 11, 1996, the Company purchased 87.3 percent of the common stock (11,300 of the total 12,941 total issued and outstanding shares) of the Savings Bank for $2,776,000. The Company acquired substantially all of the remaining outstanding shares of the Savings Bank's stock in April 1997 for $382,000. The total purchase price of $3,158,000 represented the Savings Bank's book value at the acquisition date plus $150,000. The Company also incurred $94,000 of capitalized legal and other costs in connection with the acquisition. The transaction was accounted for under the purchase method of accounting and the associated intangible of $150,000 is being amortized over a period of 10 years by the Savings Bank.

Prior to the acquisition, the Savings Bank was a privately owned, federally chartered thrift institution located in Annandale, Virginia operating under the name First Security Federal Savings Bank, Incorporated. At the acquisition date the Savings Bank had assets of $5,490,000 consisting primarily of cash, loans and other assets totaling $2,269,000, $2,511,000 and $710,000, respectively. Total liabilities were $2,482,000 and consisted predominately of certificates of deposits totaling $1,379,000. The primary focus of the Savings Bank was the origination of conforming residential mortgage loans in Maryland, Washington, D.C. and northern Virginia. The Savings Bank sold most of its loans to investors without retention of the servicing rights. The Savings Bank's primary funding source was the issuance of certificates of deposit insured up to $100,000 by the Federal Deposit Insurance Corporation.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 19.   Acquisition, continued:

The Company acquired the Savings Bank to complement its nonconforming residential mortgage business. After the acquisition, the Company began the process of winding down the Savings Bank's operations. The Company installed a new management team at the Savings Bank, and has moved the institution to leased space in Virginia Beach, Virginia. The long-term lease for the Annandale operations center expired in February 1997 and was not renewed. As of November 1, 1996, the Savings Bank discontinued its mortgage banking operations and most of the mortgage personnel were terminated. Estimated costs and related expenditures to move the operations to Virginia Beach were approximately $25,000. Mortgage loans in process but not closed as of that date were closed by other lenders. The Savings Bank's management also terminated all lease agreements for space used in the mortgage banking operations. The Savings Bank offers conforming loan products elsewhere in Virginia and in other states. The Savings Bank's growth will be funded primarily with insured customer deposits and advances from the Federal Home Loan Bank of Atlanta collateralized by mortgage loans held by the Savings Bank.

At  December  31,  1996,  the  Savings  Bank had  total  assets  of  $4,874,000, consisting primarily of $2,950,000 of cash and $1,052,000 of mortgage loans receivable. The Savings Bank had $1,847,000 of liabilities, consisting primarily of $1,576,000 in FDIC-insured customer deposits. The Savings Bank incurred a loss of $61,000 for the period from the date of acquisition by Approved through December 31, 1996. The financial condition and results of operations since acquisition of the Savings Bank are reflected in the consolidated financial statements. On a pro forma basis, the net loss incurred by the Savings Bank for the period January 1, 1996 through December 31, 1996 was approximately $646,000 (unaudited). As previously noted, on November 1, 1996, the Savings Bank terminated its mortgage banking operations in Northern Virginia, and relocated its mortgage banking operations to Virginia Beach, Virginia. Subsequent to December 31, 1996 and the relocation of its mortgage banking operations, the Savings Bank's results of operations have become profitable again (unaudited).

On January 27, 1997, the Board of Directors of the Savings Bank changed the name of the institution to Approved Federal Savings Bank.

At December 31, 1997, the Savings Bank had total assets of $22,589,000 and total liabilities of $19,347,000, and the Savings Bank had net income of $217,000 for the year ended December 31, 1997.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 20.   Regulatory Capital:

Savings institutions, such as the Savings Bank, must maintain specific capital standards that are no less stringent than the capital standards applicable to national banks. Regulations of the OTS currently maintain three capital standards: a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The tangible capital standard requires the Savings Bank to maintain tangible capital of not less than 1.5% of total adjusted assets. As it applies to the Savings Bank, "tangible capital" means core capital (as defined below).

The core capital standard requires the Savings Bank to maintain "core capital" of not less than 4.0%. Core capital includes the Savings Bank's common shareholders' equity, adjusted for certain nonallowable assets.

The risk-based standard requires the Savings Bank to maintain capital equal to 8.0% of risk-weighted assets. The rules provide that the capital ratio applicable to an asset will be adjusted to reflect the degree of credit risk associated with such asset, and the asset base used for computing the capital requirement includes off-balance sheet assets.

At December 31, 1997 and 1996, the Savings Bank was classified as a "well-capitalized" institution (financial institutions that maintain total risk based capital in excess of 10%) as determined by the OTS and satisfied all regulatory capital requirements, as shown in the following table reconciling the Bank's capital to regulatory capital (in thousands):

                                                   Tangible       Core       Risk-Based
                                                   Capital       Capital       Capital
                                                   -------       -------       -------
December 31, 1997
-----------------

   GAAP capital                                    $ 3,242       $ 3,242       $ 3,242
   Add: unrealized loss on securities                    2             2             2
   Nonallowable asset:  goodwill                      (132)         (132)         (132)
   Additional capital item:  general allowance          --            --            73
                                                   -------       -------       -------

   Regulatory capital - computed                     3,112         3,112         3,185
   Minimum capital requirement                         336           895         1,249
                                                   -------       -------       -------

   Excess regulatory capital                       $ 2,776       $ 2,217       $ 1,936
                                                   =======       =======       =======

   Ratios:
       Regulatory capital - computed                 13.91%        13.91%        20.40%
       Minimum capital requirement                    1.50          4.00          8.00
                                                   -------       -------       -------

   Excess regulatory capital                         12.41%         9.91%        12.40%
                                                   =======       =======       =======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 20.   Regulatory Capital, continued:

                                                     Tangible        Core      Risk-Based
                                                     Capital       Capital       Capital
                                                     -------       -------       -------
December 31, 1996
-----------------

     GAAP capital                                    $ 3,027       $ 3,027       $ 3,027
     Nonallowable asset:  goodwill                      (146)         (146)         (146)
     Additional capital item:  general allowance          --            --            24
                                                     -------       -------       -------

     Regulatory capital - computed                     2,881         2,881         2,905
     Minimum capital requirement                          71           189           156
                                                     -------       -------       -------

     Excess regulatory capital                       $ 2,810       $ 2,692       $ 2,749
                                                     =======       =======       =======

     Ratios:
         Regulatory capital - computed                 60.93%        60.93%       148.64%
         Minimum capital requirement                    1.50          4.00          8.00
                                                     -------       -------       -------

     Excess regulatory capital                         59.43%        56.93%       140.64%
                                                     =======       =======       =======

The payment of cash dividends by the Savings Bank is subject to regulation by the OTS. The OTS measures an institution's ability to make capital distributions, which includes the payment of dividends, according to the institution's capital position. For institutions, such as the Savings Bank, that meet their fully phased-in capital requirements, the OTS has established "safe harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor amount without the prior approval of the OTS. The Savings Bank did not pay cash dividends to Approved in 1997 or 1996.


Note 21.   Impact of Deposit Insurance Funds Act of 1996:

The Savings Bank is a member of the Savings Association Insurance Fund ("SAIF"). On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which included provisions recapitalizing the SAIF, provides for the eventual merger of the thrift fund with the Bank Insurance Fund ("BIF"), and reallocates payment of the annual Financing Corp. ("FICO") bond obligation. As part of the package, the Federal Deposit Insurance Corp. imposed a special one-time assessment of 65.7 basis points to be applied against all SAIF-assessable deposits as of March 31, 1995, which will bring the SAIF up to the statutorily prescribed 1.25 percent designated reserve ratio. The special assessment, which was paid in November 1996, was included as a $23,000 pretax charge to the Savings Bank's operations in September 1996.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 21.   Impact of Deposit Insurance Funds Act of 1996, continued:

Effective January 1, 1997, SAIF members have the same risk-based assessment schedule as BIF members. The Savings Bank will effectively pay no assessment for deposit insurance coverage beginning on January 1, 1997. However, all SAIF and BIF institutions including the Savings Bank will be responsible for sharing the cost of interest payments on the FICO bonds. The cost will be an annualized charge of 1.3 basis points for BIF deposits and 6.4 basis points for SAIF deposits. The 1997 cost of insurance payments for the Savings Bank was $2,000.

As a result of the Deposit Insurance Funds Act of 1996, the Secretary of the Treasury is to review recommendations in 1997 for the establishment of a common charter for banks and savings associations. Accordingly, the Savings Bank may be required to convert its federal savings bank charter to either a national bank charter, a state depository institution charter, or a newly designed charter. The Savings Bank may also become regulated at the holding company level by the Board of Governors of the Federal Reserve System ("Federal Reserve") rather than by the OTS. Regulation by the Federal Reserve could subject the Savings Bank to capital requirements that are not currently applicable to the Savings Bank as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Savings Bank may engage at the holding company level, which business activities currently are not restricted. The Savings Bank is unable to predict whether such initiatives will result in enacted legislation requiring a charter change and if so whether the charter change would significantly impact the Savings Bank's operations.


Note 22.   Year 2000 Issues:

The Company's management is aware of the Year 2000 issues and is currently assessing how these issues will affect the Company. The Company's "mission-critical" applications are supplied by outside vendors with which the Company maintains current relationships. Most of the Company's mission-critical systems already accommodate four-digit year values. The most recent release of the mortgage loan origination and processing system is being used by the Company and has been certified by the vendor as Year 2000 compliant. The Company is in the process of implementing a new accounting system that has been certified by the vendor as Year 2000 compliant. The Company is currently reviewing its hardware systems, and will upgrade as needed for Year 2000 compliance. The estimated cost of compliance is not considered material to the Company's financial condition.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 23.  Disclosures About Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires the Company to disclose the estimated fair value for each class of financial instrument, whether or not recognized in the financial statements, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

Cash and cash equivalents: The carrying amount of cash on hand and on deposit at financial institutions is considered to be fair value.

Mortgage loans, net: The estimate of fair value is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of mortgage loans held for sale approximated $83,996,000 and $48,854,000 at December 31, 1997 and 1996, respectively.

Securities:  Fair values are based on quoted market prices or dealer quotes.

Revolving warehouse lines: Collateralized borrowings consist of warehouse finance facilities and term debt. The warehouse finance facilities have maturities of less than one year and bear interest at market rates and, therefore, the carrying value is a reasonable estimate of fair value.

Certificates of deposit: The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The fair value of the certificates of deposit approximated $17,828,000 and $1,573,000 at December 31, 1997 and 1996,
respectively.

Mortgage loans payable: The fair value of mortgage loans payable is based on the discounted value of expected cash flows. The discount rates used are those currently offered for mortgage loans with similar remaining contractual maturities and terms. The fair value of the mortgage loans payable approximated $1,190,000 and $440,000 at December 31, 1997 and 1996, respectively.

Other term debt: The carrying amount of outstanding term debt, which bear market rates of interest, approximates its fair value.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 24.   Minority Interests:

Minority interests are included in other liabilities as of December 31, 1996. They relate to a 17 percent partnership interest in the joint venture Armada Residential and the 12.7 percent interest of shareholders in the Savings Bank. The balances were as follows as of December 31, 1996 (in thousands):

   Armada Residential Mortgage, LLC                                 $   170
   Approved Federal Savings Bank                                        461
                                                                    -------

       Total minority interests included in other liabilities       $   631
                                                                    =======

Note 25.   Termination of Armada LLC:

Since December 1994, the Company had conducted a portion of its retail lending business through Armada Residential Mortgage, LLC ("Armada LLC"), which was owned 1% by Approved, 82% by ARMI and 17% by Armada LLC's senior officer. In connection with terminating Armada LLC, in September 1997 the Company agreed to issue 106,146 split-adjusted shares of its Common Stock to purchase the senior officer's ownership interest in Armada LLC. The Company issued 2,000 shares to the senior officer on October 10, 1997 and 104,146 shares on January 5, 1998. The senior officer terminated his employment with Armada LLC and became an employee of ARMI. He also became a Director of the Company. The Company also agreed to issue 13,560 split-adjusted shares to a key employee of Armada LLC. The Company issued 1,000 shares to the key employee on October 10, 1997 and 12,560 shares on January 5, 1998. The key employee terminated his employment with Armada LLC and became an employee of ARMI. As of December 31, 1997, Armada LLC was liquidated and dissolved and no longer exists as a legal entity.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 26.   Quarterly Financial Data (Unaudited):

The following is a summary of selected quarterly operating results for each of the four quarters in 1997 and 1996:

(In thousands, except per share data)

                               March 31    June 30   September 30  December 31
                               --------    -------   ------------  -----------

1997:
Gain on sale of loans           $7,252      $8,133      $8,656      $ 9,460
Net interest income                613       1,426       1,520        1,219
Provision for losses               281         417         435          543
Other income                       788         772       4,366        1,815
Other expenses                   5,807       7,068       8,255        9,516
                                ------      ------      ------      -------
Income before income taxes       2,565       2,846       5,852        2,435
Provision for income taxes       1,026       1,171       2,416        1,025
                                ------      ------      ------      -------
Net income                      $1,539      $1,675      $3,436      $ 1,410
                                ======      ======      ======      =======
Basic net income per share      $ 0.30      $ 0.32      $ 0.64      $  0.26
                                ======      ======      ======      =======

1996:
Gain on sale of loans           $2,477      $3,881      $4,819      $ 6,778
Net interest income                437         268         320          374
Provision for losses               375         381         585          (33)
Other income                       381         711         309        1,006
Other expenses                   2,407       2,918       3,537        6,008
                                ------      ------      ------      -------
Income before income taxes         513       1,561       1,326        2,183
Provision for income taxes         205         596         556          902
                                ------      ------      ------      -------
Net income                      $  308      $  965      $  770      $ 1,281
                                ======      ======      ======      =======
Basic net income per share      $ 0.06      $ 0.18      $ 0.15      $  0.24
                                ======      ======      ======      =======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995


Note 27.  Subsequent Event:

Effective January 26, 1998, ARMI purchased substantially all of the assets of Funding Center of Georgia, Inc. ("FCGI"), a Georgia corporation. FCGI is originating approximately $4,500,000 in mortgage loans per month. All of the employees of FCGI have become employees of ARMI, and the business will be conducted under the assumed name of "Funding Center of Georgia." The purchase price for FCGI's assets was $3,300,000. ARMI paid $600,000 at closing, will pay $100,000 in 1998, $900,000 in 1999, $900,000 in 2000 and $800,000 in 2001, with interest at 6%. Payment amounts of $800,000 each in 1999, 2000 and 2001 are subject to reduction in the event of a failure to meet agreed-upon pre-tax profit targets each year. The two principal owners of FCGI entered into three-year employment agreements with ARMI, and they will manage the office. This transaction was accounted for under the purchase method of accounting. Net assets of $7,000 were acquired with an associated intangible asset (goodwill) recorded in the amount of $3,293,000. This goodwill will be amortized over 10 years.