Form 10-Q
period 1998-03-31
APPROVED FINANCIAL CORP
filed 1998-05-15
CIK 1053924

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
---  1934 FOR THE QUARTERLY  PERIOD ENDED MARCH 31, 1998.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934.

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

                                  757-430-1400
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [   ]   No [ X ]*.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,512,114 shares, $1.00 par value, at April 30, 1998.

* Registration is pending. All reports that would have been required if registered have been filed.

                            APPROVED FINANCIAL CORP.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           March 31, 1998 and December 31, 1997                         1

         Consolidated Statements of Income
           for the three months ended March 31, 1998
           and March 31, 1997.                                          2

         Consolidated Statements of Cash Flows for
           the three months ended March 31, 1998
           and March 31, 1997.                                          3

         Notes to Consolidated Financial Statements                     5

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition                7

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                 20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             25

Item 2.  Changes in Securities                                         25

Item 3.  Defaults Upon Senior Securities                               25

Item 4.  Submission of Matters to a Vote of Security Holders           25

Item 5.  Other Information                                             25

Item 6.  Exhibits and Reports on Form 8-K                              25

                          PART I. FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997
(Dollars in thousands, except per share amounts)

                                                                          1998        1997
                                                                        --------    --------
                   ASSETS                                             (Unaudited)
Cash                                                                    $ 12,235    $ 11,869
Mortgage loans, net                                                       72,565      80,696
Real estate owned, net                                                     1,938       2,367
Securities, available for sale                                            17,173      15,201
Premises and equipment, net                                                4,727       4,530
Goodwill, net                                                              3,980         775
Loan sale receivable                                                       5,756          --
Other assets                                                               3,078       2,687
                                                                        --------    --------
         Total assets                                                   $121,452    $118,125
                                                                        ========    ========

         LIABILITIES AND EQUITY

Liabilities:
   Revolving warehouse loans                                            $ 49,793    $ 52,488
   Certificates of deposit                                                18,614      17,815
   Federal Home Loan Bank advance                                          1,380       1,000
   Mortgage loans payable                                                  1,196       1,216
   Notes payable - related parties                                         6,611       6,684
   Certificates of indebtedness                                            2,312       2,396
   Loan proceeds payable                                                   6,077       6,364
   Accrued and other liabilities                                           4,010       2,837
   Income taxes payable                                                      819       1,161
   Deferred income tax liability                                           2,385       1,109
                                                                        --------    --------
         Total liabilities                                                93,197      93,070
                                                                        --------    --------

Shareholders' equity:
   Preferred stock - Series A, $10 par value; noncumulative, voting:
      Authorized 100 shares, 90 shares issued and outstanding                  1           1
   Preferred stock - Series B, $10 par value; noncumulative, voting:
      Authorized 50,000 shares, none issued and outstanding                   --          --
   Common stock, par value - $1.00:
      Authorized 40,000,000 shares,
      Issued and outstanding 5,512,114 shares in 1998
         and 5,395,408 in 1997                                             5,512       5,395
   Accumulated other comprehensive income                                  7,950       6,854
   Additional capital                                                        552           0
   Retained earnings                                                      14,240      12,805
                                                                        --------    --------
         Total equity                                                     28,255      25,055
                                                                        --------    --------

         Total liabilities and equity                                   $121,452    $118,125
                                                                        ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
for the three months ended March 31, 1998 and 1997
(Dollars in thousands, except share and per share amounts)
(Unaudited)

                                                                1998         1997
                                                              --------     --------
Revenue:
   Gain on sale of loans                                      $  9,754     $  7,252
   Interest income                                               2,602        1,950
   Other fees and income                                         1,482          788
                                                              --------     --------
                                                                13,838        9,990
                                                              --------     --------
Expenses:
   Compensation and related                                      6,019        3,556
   General and administrative                                    3,909        2,251
   Interest expense                                              1,548        1,337
   Provision for loan and foreclosed property losses             (111)          281
                                                              --------     --------
                                                                11,365        7,425
                                                              --------     --------

      Income before income taxes                                 2,473        2,565

Provision for income taxes                                       1,038        1,026
                                                              --------     --------

      Net income                                              $  1,435     $  1,539


Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (loss) arising during period       1,096      (1,440)
                                                              --------     --------

Comprehensive income                                          $  2,531     $     99
                                                              ========     ========
Net income per share:
         Basic                                                $   0.26     $   0.30
                                                              ========     ========

         Diluted                                              $   0.26     $   0.29
                                                              ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 1998 and 1997
(In thousands)
(Unaudited)

                                                                     1998          1997
                                                                  ---------     ---------
Operating activities:
   Net income                                                     $   1,435     $   1,539
   Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
      Depreciation of premises and equipment                            180            95
      Amortization of goodwill                                           88             4
      Provision for loan losses                                          17           372
      Provision for losses on real estate owned                       (127)            96
      Loss on sale of real estate owned                                 178           149
      Gain on sale of loans                                         (9,754)       (7,252)
      Proceeds from sales and prepayments of loans                  133,366       100,115
      Loans held for sale originations                            (116,256)     (111,070)
      Real estate owned capital improvements                           (67)            --
      Changes in operating assets and liabilities:
         Loan sale receivable                                       (5,756)      (16,263)
         Other assets                                                 (393)           294
         Accrued and other liabilities                                  884       (1,745)
      Income taxes payable                                            (342)         (269)
      Deferred income taxes                                             541       (2,110)
                                                                  ---------     ---------

           Net cash provided by (used in) operating activities        3,994      (36,045)

Investing activities:
   Purchases of premises and equipment                                (390)         (405)
   Goodwill                                                         (3,293)            --
   Sales of premises and equipment                                       13            --
   Sales of real estate owned                                         1,181           472
   Recoveries on loans charged off                                       23            97
   Purchases of ARM fund shares                                        (51)            --
   Purchases of FHLB stock                                             (96)            --
                                                                  ---------

           Net cash provided by (used in) investing activities      (2,613)           164

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the three months ended March 31, 1998 and 1997
(In thousands)
(Unaudited)

                                                                     1998          1997
                                                                  ---------     ---------
Financing activities:
   Proceeds from revolving warehouse loans                        $  98,257     $ 123,503
Principal payments on revolving warehouse loans                   (100,952)      (87,366)
   Proceeds from FHLB advances                                          380            --
   Principal payments on mortgage loans payable                        (20)          (12)
   Net increase (decrease) in:
      Notes payable - related parties                                  (73)           298
      Certificates of indebtedness                                     (83)          (10)
      Certificates of deposit                                           799           200
Issuance of common stock                                                677            --
   Exercise of common stock warrants                                     --            68
                                                                  ---------     ---------

           Net cash provided by (used in) financing activities      (1,015)        36,681
                                                                  ---------     ---------

Net increase in cash                                                    366           800

Cash at beginning of period                                          11,869         3,440
                                                                  ---------     ---------

Cash at end of period                                             $  12,235     $   4,240
                                                                  =========     =========

Supplemental cash flow information:
   Cash paid for interest                                         $   1,553     $   1,097
   Cash paid for income taxes                                           834           817

Supplemental non-cash information:
   Loan balances transferred to real estate owned                 $     736     $     999

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 1998 and 1997 (Unaudited)

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") engage in the consumer finance business of originating, servicing and selling home equity loans secured primarily by first and second liens on one-to-four family residential properties. Approved has two wholly-owned subsidiaries. Approved Residential Mortgage, Inc. ("ARMI") had broker operations in eleven states and 26 retail offices in eleven states for the period ended March 31, 1998. Approved Federal Savings Bank (the "Savings Bank") is a federally chartered thrift institution. The Savings Bank has a wholly-owned subsidiary operating as a title insurance agency.

PRINCIPLES OF ACCOUNTING AND CONSOLIDATION: The consolidated financial statements of the Company include the accounts of Approved and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE 2.   BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 3.   NEW ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income," was issued, effective for fiscal years beginning after December 15, 1997. The new statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the statement of financial condition. The only item the Company has in Comprehensive income for the three months ended March 31, 1998 and 1997 is an unrealized holding gain on securities, net of deferred taxes.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 1998 and 1997 (Unaudited)

NOTE 4.   ACQUISITION:

Effective January 26, 1998, ARMI purchased substantially all of the assets of Funding Center of Georgia, Inc. ("FCGA"), a Georgia corporation. FCGA originated $12,278,000 in mortgage loans from the acquisition date through March 31, 1998. All of the employees of FCGA have become employees of ARMI, and the business will be conducted under the assumed name of "Funding Center of Georgia." The purchase price for FCGA's assets was $3,300,000. ARMI paid $600,000 at closing, will pay $100,000 in 1998, $900,000 in 1999, $900,000 in 2000 and $800,000 in
2001, with interest at 6%. Payment amounts of $800,000 each in 1999, 2000 and 2001 are subject to reduction in the event of a failure to meet agreed-upon pre-tax profit targets each year. The two principal owners of FCGA entered into three-year employment agreements with ARMI and they will manage the office. This transaction was accounted for under the purchase method of accounting. Net assets of $7,000 were acquired with an associated intangible asset (goodwill) recorded in the amount of $3,293,000. This goodwill will be amortized over 10 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for the three months ended March 31, 1998 and 1997 and its consolidated financial position at March 31, 1998 and December 31, 1997. The discussion includes some forward-looking statements involving estimates and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements, as a result of certain factors such as reduced demand for loans, competitive forces, limits on available funds and market forces affecting the price of the Company's common stock and other risk factors as disclosed in the Company's Form 10 and Form 10-K filed with the Securities and Exchange Commission. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     NET INCOME. The Company's net income for the three months ended March 31, 1998 was $1,435,000 compared to net income of $1,539,000 for the same period in 1997. On a per share basis (diluted), income for the three months ended March 31, 1998 was $0.26, compared to $0.29 for the same period in 1997.

     The per-share figures have been adjusted to reflect a 100% stock dividend of the Company's common stock, which occurred on November 21, 1997.

     ORIGINATION  OF  MORTGAGE  LOANS.   The  following  table  shows  the  loan
originations in dollars and units for the Company's broker and retail units for the three months ended March 31, 1998 and 1997:

(Dollars in thousands) Three Months Ended
         March 31, 1998                        1998              1997
-----------------------------------------    --------          --------

Dollar Volume of Loan Originations:
         Broker                              $ 49,295          $ 63,821
         Retail                                59,529            47,156
                                             --------          --------

         Total                               $108,824          $110,977
                                             ========          ========

Number of Loans Originated:
         Broker                                   905             1,038
         Retail                                 1,122               869
                                             --------          --------

         Total                                  2,027             1,907
                                             ========          ========

The Company also brokers loans to various other lenders when loans do not meet the Company's underwriting guidelines. For the three months ended March 31, 1998, the Company brokered $15 million in loans. No records on brokered loan volume were kept for the three months ended March 31, 1997. (See Item 2 section "Other Income" for discussion on brokered loan fees)

The following tables summarize mortgage loan originations, by state, for the three months ended March 31, 1998 and 1997:
(In thousands)
Periods Ended
March 31,                                    1998                    1997
---------                             ------------------      ------------------
                                      Dollars    Percent      Dollars    Percent
                                      -------    -------      -------    -------
Broker Division:
     Florida                         $ 13,907      12.8%     $ 12,675      11.4%
     Georgia                            9,479       8.7        15,404      13.9
     Ohio                               6,951       6.4         4,160       3.7
     Maryland                           6,477       6.0         6,470       5.8
     North Carolina                     5,666       5.2         7,604       6.9
     South Carolina                     3,187       2.9         2,535       2.2
     Virginia                           1,580       1.5         2,527       2.3
     Tennessee                            750       0.7           424       0.4
     Illinois                             659       0.6         5,754       5.2
     Michigan                             567       0.5         2,472       2.2
     Indiana                               72       0.1         3,796       3.4
                                     --------     -----      --------     -----

         Total Broker Division       $ 49,295      45.4%     $ 63,821      57.4%
                                     ========     =====      ========     =====


Retail Division:
     Maryland                        $ 16,024      14.7%     $ 15,793      14.2%
     North Carolina                    12,213      11.2         7,842       7.1
     Virginia                           9,458       8.7         6,958       6.3
     Georgia                            5,781       5.3         7,175       6.5
     Ohio                               4,686       4.3         2,401       2.2
     South Carolina                     4,358       4.0         1,981       1.8
     Delaware                           2,869       2.6         4,735       4.3
     Kentucky                           2,633       2.4            --        --
     Florida                              965       0.9             0         0
     Indiana                              542       0.5            --        --
     Illinois                              --        --           271       0.2
                                     --------     -----      --------     -----

         Total Retail Division       $ 59,529      54.6%     $ 47,156      42.6%
                                     ========     =====      ========     =====

Total originations:
     Maryland                        $ 22,501      20.7%     $ 22,263      20.1%
     North Carolina                    17,879      16.5        15,446      14.0
     Georgia                           15,260      14.0        22,579      20.3
     Florida                           14,872      13.7        12,675      11.4
     Ohio                              11,637      10.7         6,561       5.9
     Virginia                          11,038      10.1         9,485       8.5
     South Carolina                     7,545       6.9         4,516       4.1
     Delaware                           2,869       2.6         4,735       4.3
     Kentucky                           2,633       2.4            --        --
     Tennessee                            750       0.7           424       0.4
     Illinois                             659       0.6         6,025       5.4
     Indiana                              614       0.6         3,796       3.4
     Michigan                             567       0.5         2,472       2.2
                                     --------     -----      --------     -----

         Total originations          $108,824     100.0%     $110,977     100.0%
                                     ========     =====      ========     =====

     The decrease in the dollar volume of loan originations of 1.9% during the first three months of 1998 compared to the same period of a year ago, reflects an increase in competition for non-conforming mortgages.

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

     The Company sold $114,626,000 of mortgage loans during the first three months of 1998, compared to $90,420,000 for the same period one year earlier. Sales volume increased by 26.8%.

     Gain on the sale of loans was $9,754,000, for the three months ended March 31, 1998, which compares with $7,252,000 for the same period in 1997. The period-to-period increase in the gain on loan sales was the direct result of the increase in the volume of loans sold. Gain on the sale of mortgage loans represented 70.5% of total revenue during the first three months of 1998, compared to 72.6% of total revenue for the same period in 1997.

     The weighted-average premium realized by the Company on its loan sales decreased to 6.16% during the first three months of 1998, from 6.80% for the same period in 1997. These premiums do not include loan fees collected by the Company at the time the loans are closed, which are included in the computation of gain when the loans are sold.

     The Company defers fees it receives in loan origination, commitment and purchase transactions. Loan origination fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans for the three months-ended March 31,1998 was $2,983,000, compared to $2,072,000 for the same period in 1997. The increase of 44.0% is the result of the Company originating and selling more loans generated by the retail lending division. The Company's retail originations increased by $12,373,000, or 26.2% during the first three months of 1998, compared with the same period in 1997. The Company's retail loan sales during the first three months of 1998 comprised 55% of total loan sales, with average loan origination fee income earned of 4.5%. For the same period in 1997, the Company's retail loan sales were 42.4% of total loan sales with an average loan fee income earned of 5.4%. Total recapture premium and fees associated with selling loans represented approximately 20 basis points of loans sold for the three months ended March 31, 1998 and 1997.

     A substantial portion of the Company's loan sales during the three-month period ended March 31, 1998 were to IMC Mortgage Company ("IMC"), a non-conforming residential mortgage lender. The Company was the owner of approximately 3.2% of the issued and outstanding stock of IMC at March 31, 1998. The Company sold IMC 918 loans totaling $56,063,000 for the three months ended March 31, 1998, compared to 823 loans totaling $57,939,000 for the same period ended in 1997. The loans sold to IMC represented 49% and 64% of the dollar volume of the Company's loan sales for the three months ended March 31, 1998 and 1997 respectively. The Company's Chairman and Chief Executive Officer, Allen D. Wykle, is a member of IMC's Board of Directors. Also, Jean S. Schwindt, a member of the Company's Board of Directors and Executive Committee, is an officer of IMC.

     INTEREST INCOME AND EXPENSE. Interest income for the three months ended March 31, 1998 was $2,602,000, compared with $1,950,000 for the same period ended in 1997. The 33.4% increase in interest income for the three months ended March 31, 1998 was primarily due to a higher average balance of loans held for sale. The average holding period for mortgage loans in inventory remained consistent for the periods ended March 31, 1998 and 1997.

     Interest expense for the three months ended March 31, 1998 was $1,548,000 compared with $1,337,000 for the same period ended in 1997. The period-to-period increases in interest expense was the direct result of increased borrowings under the Company's warehouse lines of credit, which were used to fund the higher average balance of loans held for sale.

     The Company's net interest income for the three months ended March 31, 1998 was $1,053,000, compared to $613,000 for the same period ended in 1997. Net interest income increased by $440,000 or 71.7% for the three months ended March 31, 1998, compared to the same period ended in 1997.

     The Company's net earnings are dependent on the difference, or "spread," between the income it receives from its loan and investment portfolios and its cost of funds, consisting principally of the interest paid on the revolving warehouse loans and other borrowings and the Savings Bank's deposit accounts.

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

     The following tables reflect the average yields earned and rates paid by the Company during the three months ended March 31, 1998 and 1997. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)

                                                 March 31, 1998                       March 31, 1997
                                        -------------------------------       -------------------------------
                                                                Average                               Average
                                         Average                 Yield/        Average                 Yield/
                                         Balance    Interest      Rate         Balance    Interest      Rate
                                         -------    --------      ----         -------    --------      ----
Interest-earning assets:
Loans receivable (1)                    $ 79,378     $2,487       12.71%      $ 63,207     $1,909       12.25%
Cash and other interest-
  earning assets                           7,612        115        6.13          3,107         41        5.35
                                        --------     ------       -----       --------     ------       -----

                                          86,990      2,602       12.13%        66,314      1,950       11.93%
                                                     ------       -----                    ------       -----

Non-interest-earning assets:
     Allowance for loan losses           (1,629)                               (1,181)
     Investment in IMC                    12,012                                19,496
     Premises and equipment, net           4,636                                 2,249
     Other                                17,926                                 5,623
                                        --------                              --------

     Total assets                       $119,935                              $ 92,501
                                        ========                              ========

Interest-bearing liabilities:
Revolving warehouse lines               $ 54,350      1,003        7.48%      $ 53,112      1,079        8.24
FDIC-insured deposits                     18,979        285        6.09%         1,726         24        5.64
Other interest-bearing
  liabilities                             11,270        260        9.36%        11,640        234        8.15
                                        --------     ------       -----       --------     ------       -----
                                          84,599      1,548        7.42%        66,478      1,337        8.16
                                                     ------       -----                    ------       -----


Non-interest-bearing liabilities           8,963                                 1,281
                                        --------                              --------

     Total liabilities                    93,562                                67,759
Shareholders' equity                      26,373                                24,742
                                        --------                              --------

     Total liabilities and equity       $119,935                              $ 92,501
                                        ========                              ========

Average dollar difference between
  interest-earning assets and interest-
  bearing liabilities                   $  2,391                              $  (164)
                                        ========                              ========


Net interest income                                  $1,054                                $  613
                                                     ======                                ======

Interest rate spread  (2)                                          4.71%                                 3.77%
                                                                  =====                                 =====

Net annualized yield on average
  interest-earning assets                                          4.91%                                 3.75%
                                                                  =====                                 =====

--------------------------------------------------------------------------------
(1)  Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

     The following table shows the amounts of the changes in interest income and expense which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for 1997. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the $441,000 increase in net interest income for the three months ended March 31, 1998 and 1997 was the net result of a growing balance sheet positively affected by lower rates on borrowed funds.

                                        Three Months Ended                  Three Months Ended
                                          March 31, 1998                      March 31, 1997
                                            Compared to                         Compared to
                                          March 31, 1997                      March 31, 1996
                                  ------------------------------      ------------------------------
                                    Increase (Decrease) due to          Increase (Decrease) due to
                                  Volume       Rate        Total      Volume       Rate        Total
                                  ------       ----        -----      ------       ----        -----
Interest-Earning Assets:
  Loan Receivable                  $ 504       $  74       $ 578       $ 913      $(122)       $ 791
  Cash and Other Interest-
     Earning Assets                   67           7          74          38           0          38
                                   -----       -----       -----       -----      ------       -----

                                     571          81         652         951       (122)         829
                                   -----       -----       -----       -----      ------       -----

Interest-Bearing Liabilities:
  Revolving Warehouse Lines           26       (102)        (76)         598        (54)         544
  FDIC-Insured Deposits              259           2         261          24           0          24
  Other Interest-
    Bearing Assets                   (7)          33          26          95        (10)          85
                                   -----       -----       -----       -----      ------       -----

                                     278        (67)         211         717        (64)         653
                                   -----       -----       -----       -----      ------       -----

Net Interest Income                $ 293       $ 148       $ 441       $ 234      $ (58)       $ 176
                                   =====       =====       =====       =====      ======       =====

OTHER INCOME. In addition to interest on the loan portfolio and gains from the sale of loans, the Company derives income from fees on loans originated by the Company's retail offices acting in a broker capacity through other lenders "brokered loan fees". Also, the Company obtains income from other fees charged to the borrowers such as document preparation fees, underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. For the three months ended March 31, 1998, other income totaled $1,483,000, compared to $788,000 for the same period in 1997. The increase of $695,000, for the three months ended March 31, 1998 was primarily the result of increases in brokered loan fees. Brokered loan fees increased by $624,000 to $701,000 for the three months ended March 31, 1998, from $77,000 for the three months ended March 31, 1997. Increases in underwriting service and document preparation fees contributed to the remainder of the increase.

COMPREHENSIVE INCOME. The Company has comprehensive income in the form of unrealized holding gains on securities. The largest component of securities is the companies stock holdings in IMC mortgage company (See Item 2 section "Assets"). For the three months ended March 31, 1998, comprehensive income was $1,096,000 compared to a comprehensive loss of $1,440,000 for the three months ended March 31, 1997. The gain for the three months ended March 31, 1998 was related to an increase in the market price of IMC stock from December 31, 1997 to March 31, 1998. The loss for the three months ended March 31, 1997 was related to a decrease in the Market price of the IMC stock from December 31, 1996 to March 31, 1997.

     COMPENSATION EXPENSES. The largest component of expenses is compensation expense. Compensation expense for the three months ended March 31, 1998 increased by $2,463,000 to $6,018,000. The increase of 105.2% for the three months ended March 31, 1998 was directly attributable to the addition of new employees. The Company had 599 full-time equivalent employees at March 31, 1998, (496 full time and 206 part-time). This compares to 360 full time equivalents at March 31, 1997 (318 full time and 84 part time). The Company's corporate office staff increased by 102.8% for the period ended March 31, 1998, with a corresponding increase in quarterly base salaries of approximately $870,000. The corporate office staff increases were made to accommodate anticipated loan growth and to staff the centralized telemarketing division at the home office. The Company had eight additional retail lending offices for the period ending March 31, 1998, compared to the same period in 1997, which increased the retail lending staff by 102.4%. This resulted in a quarterly base salary increase in the retail division of approximately $1,500,000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the period ended March 31, 1998 increased by $1,658,000 to $3,909,000, compared to the same period in 1997. The Company had eight additional retail lending offices for the period ending March 31, 1998 compared to the same period in 1997, with increases of general and administrative expenses associated with the new retail offices of approximately $600,000 for the three months ended March 31, 1998. General and administrative expenses related to the Company's corporate office increased by approximately $600,000, as the Company increased corporate expenditures to support the anticipated increased loan volume. The broker division pays fees to brokers for services rendered in the preparation of loan packages. The total expense associated with those fees was $445,000 for the three months ended March 31, 1998. These fees were not paid for the three months ended March 31, 1997.

     PROVISION FOR LOAN LOSSES. The Company added $17,000 during the three months ended March 31, 1998 to the allowance for loan losses, compared to $349,000 for the same period ended in 1997.

     The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the three months ended March 31, 1998 and the year ended December 31, 1997
(In thousands):

                                                   1998            1997
                                                 --------        --------

Balance at beginning of period                   $  1,687        $    924
Provision charged to expense                           17           1,534
Loans charged off                                   (198)           (953)
Recoveries of loans previously charged off             23             182
                                                 --------        --------

Balance at end of period                         $  1,529        $  1,687
                                                 ========        ========

Loans receivable at period-end, gross
    of allowance for losses                      $ 74,094        $ 83,512

Ratio of allowance for loan losses to gross
    loans receivable at period-end                  2.06%           2.02%

     The company maintains a reserve for loan losses of approximately 2% of the outstanding gross loans receivable balance. The decrease in the allowance for loan losses relates to a decrease in the balance of gross loans receivalbe at March 31, 1998, when compared to the balance at December 31, 1997. All charge-offs and recoveries related to mortgage loans, and writedowns of foreclosed properties to appraised value at the time of repossession are recorded in the allowance for mortgage loan losses.

     The Company's management evaluates the allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, loan covenants and general economic conditions and trends. While management believes that its present allowance for loan losses is adequate, future adjustments may be necessary.

     PROVISION FOR FORECLOSED PROPERTY LOSSES. The Company reduced its provision for foreclosed property losses by $127,000 for the three months ended March 31, 1998, compared to a reduction of $68,000 for the three months ended March 31, 1997.

     Sales of real estate owned yielded net losses of $269,000 for the three months ended March 31, 1998 versus $149,000 for the three months ended March 31, 1997.

     The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for the three months ended March 31, 1998 and the year ended December 31, 1997 (In thousands):

                                                   1998          1997
                                                  ------        ------
Balance at beginning of period                    $  671        $  529
Provision charged to expense                       (127)           142
                                                  ------        ------

Balance at end of period                          $  544        $  671
                                                  ======        ======

Real estate owned at period-end, gross
    of allowance for losses                       $2,482        $3,038

Ratio of allowance for REO losses
    to gross real estate owned at period-end      21.92%        22.09%

Note:  This reserve is in addition to the reserve for loan losses.

     The company maintains a reserve on its REO's based upon management's assessment of appraised value. The decrease in the provision for foreclosed property losses relates to a decrease in the amount of outstanding REO's at March 31, 1998 when compared to December 31, 1997. While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

     INCOME TAXES. Income tax expense for the three months ended March 31, 1998 was $1,038,000, resulting in an effective tax rate of 42.0%. By comparison, the Company had income tax expense of $1,026,000 for an effective tax rate of 40.0% for the same period in 1997.

     The effective tax rates differ from the statutory federal rates due primarily to state income taxes and certain nondeductible expenses.

FINANCIAL CONDITION AT MARCH 31, 1998 AND DECEMBER 31, 1997

     ASSETS. The total assets of the Company were $121,452,000 at March 31, 1998, compared to total assets of $118,125,000 at December 31, 1997.

     The primary uses of funds by the Company, is funding of loan originations and the expenses associated with loan production. Net mortgage loans receivable decreased by $8,132,000 to $72,565,000 at March 31, 1998. The 10.1% decline was the result of the Company selling more loans than were originated during the first quarter of 1998. The Company generally sells loans within sixty days after origination.

     In 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS 115 had no effect on the operations of the Company at that time. SFAS No. 115 addressed the accounting and reporting of investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in securities are classified under SFAS No. 115 as held to maturity, trading or available-for-sale. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" securities and reported at amortized cost. Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Following the conversion of the IMC Partnership to corporate form, the Company's investment in IMC is accounted for as an equity security under SFAS No. 115 and is carried at the market value of the stock. The market value of this stock was $13,414,390 at March 31, 1998 and $11,585,000 at December 31, 1997.

     Other securities are comprised of the Savings Bank's ARM Fund and FHLB Stock. These investments increased $143,000 to $3,760,000 at March 31, 1998.

     Cash and cash equivalents increased by $365,000 to $12,235,000 at March 31, 1998. The principal reason for the increase for the period ending March 31, 1998 was the receipt of proceeds from loan sales in the final week of March 1998. These proceeds were used to fund new loans in the first week of April 1998.

     Premises and equipment increased by $198,000 to $4,727,000 at March 31, 1998. The primary reason for the increase was the purchase of computers for a centralized telemarketing center located at the Company's headquarters in Virginia Beach.

     Real estate owned decreased by $429,000 to $1,938,000 at March 31, 1998. The decrease was the result of increased REO sales.

     Goodwill increased $3,205,000 to $3,980,000 at March 31, 1998. The increase is a result of the Company's purchase of the Funding Center of Georgia, which resulted in Goodwill of $3,293,000.

     At March 31, 1998, the Company finalized a loan sale with an investor for $5,756,000. The funds were not received until April 1998; therefore, creating a loan sale receivable.

     Other assets increased by $392,000 to $3,078,000 at March 31, 1998. The 1998 increase is primarily the result of an increase in prepaid expenses.

     LIABILITIES.   Revolving   warehouse   loans  decreased  by  $2,694,000  to
$49,793,000 at March 31, 1998. The 5.1% decrease in 1998 was primarily attributable to the decrease in loans receivable.

     The Company draws on its revolving warehouse lines of credit as needed to fund loan production. As of March 31, 1998, the Company had issued loan funding checks totaling $6,076,586 which had not cleared the Company's checking account and for which the Company had not drawn funds from its warehouse lines. These checks cleared the Company's bank accounts in the first few business days of April 1998 and most were funded with cash on hand or new warehouse line draws.

     The Savings Bank's deposits totaled $18,614,000 at March 31, 1998, compared to $17,815,000 at December 31, 1997. The Savings Bank increased its deposits in 1998 in order to fund loans. Of the certificate accounts as of March 31, 1998, a total of $13,856,000 was scheduled to mature in the next twelve-months.

     The Savings Bank increased its borrowings from the FHLB from $380,000 to $1,380,000, and this amount was outstanding at March 31, 1998. The Savings Bank held $146,000 of FHLB stock at March 31, 1998. Management expects to utilize FHLB advances as the Savings Bank builds a portfolio of loans.

     Mortgage loans payable decreased by $20,000 to $1,196,000 at March 31, 1998. The decrease was the result of principal payments in the amount of $20,000. The mortgage debt is for the Company's executive and administrative offices. The weighted-average rate of the mortgage loans at March 31, 1998 was 8.40%.

     Promissory notes and certificates of indebtedness totaled $8,924,000 at March 31, 1998, compared to $9,080,000 at December 31, 1997. The Company has utilized promissory notes and certificates of indebtedness to help fund its operations. These borrowings are subordinated to the Company's warehouse lines of credit. The promissory notes are loans from insiders (shareholders, directors and employees) for periods of one to five years and interest rates between 8.00% and 10.25%. The certificates of indebtedness are uninsured deposits authorized for financial institutions like the Company which have Virginia industrial loan association charters. The certificates of indebtedness are loans from Virginia residents for periods of one to five years and interest rates between 6.75% and 10.00%. The Company is not currently soliciting new promissory notes or certificates of indebtedness.

     Accrued and other liabilities increased by $1,172,000 to $4,010,000 at March 31, 1998. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The increase was the result of a payable being established in connection with the acquisition of -the Funding Center of Georgia. The acquisition payable was $2,678,000 at March 31, 1998.

     SHAREHOLDERS' EQUITY. Total shareholders' equity at March 31, 1998 was $28,255,000, compared to $25,055,000 at December 31, 1997. The $3,200,000 increase in 1998 was primarily due to net income of $1,435,000 and the increase of $1,096,000 in the accumulated other comprehensive income. The increase in the accumulated other comprehensive income relates to an increase in the market value of the company's stock holding in IMC Mortgage Company.

     Also common stock and additional paid in capital increased by $669,000 with the issuance of stock in exchange for the remaining 17% interest in Armada Residential Mortgage, L. L. C.

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

     Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to the Company's ability to continue to originate loans. The Company has operated, and expects to continue to operate, on a negative cash flow basis due to the increased volume of loan originations. The Company was provided cash from operating activities of $3,994,000 for the three months ended March 31, 1998; and, the Company used cash from operating activities of $36,045,000 for the three months ended March 31, 1997. The net cash used from operating activities was primarily used to fund mortgage loan originations.

     The Company finances its operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the three months ended March 31, 1998 and 1997, the Company used cash from financing activities of $1,015,000 and received cash from financing activities of $36,680,000 for the three months ended March 31, 1997.

     The Company's borrowings, revolving warehouse loans, FDIC-insured deposits, mortgage loans on Company office buildings, FHLB advances, subordinated debt and loan proceeds payable, at March 31, 1998 were 70.8% of assets at March 31, 1998, compared to 74.5% of assets at December 31, 1997.

     WAREHOUSE AND OTHER CREDIT FACILITIES. The Company has a $100,000,000 warehouse line of credit from a commercial bank syndicate. The syndicate's lead bank is Chase Bank of Texas. Other banks in the syndicate are BankBoston, National City Bank, Comerica Bank and Compass Bank. The line is secured by loans originated by the Company and bears interest at a rate of 1.5% over the one-month LIBOR rate.. The line expires on December 31, 1999 and is subject to renewal. The Company may receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. As of March 31, 1998, $41,782,000 was outstanding under this facility.

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

     OTHER CAPITAL RESOURCES. The Savings Bank's deposits totaled $18,614,000 at March 31, 1998, compared to $17,815,000 at December 31, 1997. The Savings Bank increased its deposits in order to fund loans. The Savings Bank currently utilizes funds from the deposits and a line of credit with the FHLB of Atlanta to fund first-lien and junior lien mortgage loans.

     The Company has utilized promissory notes and certificates of indebtedness to help funds its operations. Promissory notes and certificates of indebtedness totaled $8,924,000 at March 31, 1998, compared to $9,080,000 at December 31, 1997. These borrowings are subordinated to the Company's warehouse lines of credit. The Company is not currently soliciting new promissory notes or certificates of indebtedness.

     The Company had cash and cash equivalents of $12,235,000 at March 31, 1998. The Company has sufficient cash resources to fund its operations at current levels through the end of 1998. However, loan origination volume is expected to continue to grow in 1998, and management anticipates that it will need additional capital to fund this growth and to continue its expansion. New debt financing, equity financing, and lines of credit will be evaluated with consideration for maximizing shareholder value. However, the company has no commitments for additional bank borrowings or additional debt or equity financing and there can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable. Management expects that competition and rising delinquencies may challenge the Company and the industry.

     SAVINGS BANK REGULATORY LIQUIDITY. Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or savings banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to withdrawable savings and borrowings due in one year or less is 5.0%. Penalties are assessed for noncompliance. In 1998 and 1997, the Savings Bank maintained liquidity in excess of the required amount, and management anticipates that it will continue to do so.

     SAVINGS BANK REGULATORY CAPITAL. At March 31, 1998, the Savings Bank's book value under generally accepted accounting principles ("GAAP") was $3,531,000. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of March 31, 1998, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Savings Bank's GAAP capital to regulatory capital:

                                               Tangible           Core     Risk-Based
(In thousands)                                  Capital        Capital        Capital
                                                -------        -------        -------
GAAP capital                                    $ 3,531        $ 3,531        $ 3,531
Add: unrealized loss on securities                    3              3              3
Nonallowable asset: goodwill                      (127)          (127)          (127)
Additional capital item: general allowance           --             --            116
                                                -------        -------        -------


Regulatory capital - computed                     3,407          3,407          3,523
Minimum capital requirement                         356            949          1,451
                                                -------        -------        -------

Excess regulatory capital                       $ 3,051        $ 2,458        $ 2,072
                                                =======        =======        =======

Ratios:
    Regulatory capital - computed                14.35%         14.35%         19.43%
    Minimum capital requirement                    1.50           4.00           8.00
                                                -------        -------        -------

Excess regulatory capital                        12.85%         10.35%         11.43%
                                                =======        =======        =======

     The Company is not aware of any other trends, events or uncertainties which will have or that are likely to have a material effect on the Company's or the Savings Bank's liquidity, capital resources or operations. The Company is not aware of any current recommendations by regulatory authorities, which if they were implemented would have such an effect.

HEDGING ACTIVITIES

     The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income The majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. From time to time, the Company will try to offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale by entering into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. However, the Company does not find this cost effective in most instances, since the majority of the loans are sold within a sixty day period. The Company did not have any treasury security contracts at March 31, 1998.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Asset and  liability  management  strategies  impact the one year  maturity
"gap," which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less. The Company's one-year gap was a negative 50.23% of total assets at March 31, 1998, as follows:

(In thousands)

                                                          One Year                    Three to     More Than
                                             Total        or Less      Two Years     Four Years    Four Years
                                             -----        -------      ---------     ----------    ----------
Interest-earning assets:
     Loans receivable (1)                   $ 74,093      $  1,317      $    779      $  1,908      $ 70,088
     Cash and other interest-
       earning assets                          7,565         7,565            --            --            --
                                            --------      --------      --------      --------      --------
                                              81,658      $  8,882      $    779      $  1,908      $ 70,088
                                                          ========      ========      ========      ========
Non-interest-earning assets:
     Allowance for loan losses               (1,529)
     Investment in IMC                        13,414
     Premises and equipment, net               4,727
     Other                                    23,182
                                            --------

     Total assets                           $121,452
                                            ========

Interest-bearing liabilities:
     Revolving warehouse lines              $ 49,793      $ 49,793      $     --      $     --      $     --
     FDIC-insured deposits                    18,614        13,856         3,963           795            --
     Other interest-
       bearing liabilities                    11,500         6,234         1,561         2,241         1,464
                                            --------      --------      --------      --------      --------
                                              79,907      $ 69,883      $  5,524      $  3,036      $  1,464
                                                          ========      ========      ========      ========

Non-interest-bearing liabilities              13,290
                                            --------
     Total liabilities                        93,197
Shareholders' equity                          28,255
                                            --------

     Total liabilities and equity           $121,452
                                            ========
Maturity/repricing gap                                   $(61,001)     $ (4,745)     $ (1,128)      $ 68,624
                                                          ========      ========      ========      ========

Cumulative gap                                           $(61,001)     $(65,746)     $(66,874)      $  1,750
                                                          ========      ========      ========      ========

As percent of total assets                                - 50.23%      - 54.13%      - 55.06%         1.44%
                                                          ========      ========      ========      ========

-------------
Loans shown gross of allowance for loan losses, net of premiums/discounts

     The Company originates fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of March 31, 1998, 86.0% of the principal on the loans was expected to be received more than four years from that date. However, the Company's activities are financed with short-term loans and credit lines, 84.4% of which reprice within one year of March 31, 1998. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate loans that it originates. If the Company's ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, the Company could be subject to substantial interest rate risk.

     The majority of the loans currently being held by the Company are expected to be sold through the Company's loan sale strategies, although in future periods the Savings Bank is expected to build a portfolio of loans for investment.

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

ASSET QUALITY

     The following table summarizes all of the Company's delinquent loans at March 31, 1998 and December 31, 1997:

(in thousands)                              March 31, 1998     December 31, 1997
                                            --------------     -----------------

Delinquent 31 to 60 days                       $  2,418            $    866
Delinquent 61 to 90 days                          1,304               1,124
Delinquent 91 to 120 days                           779                 970
Delinquent 121 days or more                       2,270               1,567
                                               --------            --------

Total delinquent loans (1)                     $  6,771            $  4,527
                                               ========            ========

Total loans receivable outstanding, gross of
  the allowance for loan losses (1)            $ 74,094            $ 82,383
                                               ========            ========

Delinquent loans as a percentage of
  total loans outstanding:
Delinquent 31 to 60 days                           3.26%               1.05%
Delinquent 61 to 90 days                           1.76                1.36
Delinquent 91 to 120 days                          1.05                1.19
Delinquent 121 days or more                        3.06                1.90
                                               --------            --------

Total delinquent loans as a percentage
  of total loans outstanding                       9.13%               5.50%
                                               ========            ========

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

     The adoption of SFAS 114 and 118 did not result in any additional provision for credit losses at January 1, 1995. At March 31, 1998 and December 31, 1997 the recorded investment in loans for which impairment has been determined in accordance with SFAS 114 totaled $3,049,000 and $2,500,000 respectively. The average recorded investment in impaired loans for the years ended March 31, 1998 and December 31, 1997 was approximately $2,424,000 and $780,000, respectively.

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

                           PART II. OTHER INFORMATION

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS - The Company is party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individual or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

Item 2.   CHANGES IN SECURITIES - None

Item 3.   DEFAULTS UPON SENIOR SECURITIES - None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.   OTHER INFORMATION - None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits:
               27 Financial Data Schedule

          (b)  Reports on Form 8-K:
               No reports on Form 8-K have been filed during the three (3) months ending March 31, 1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: ______________________       APPROVED FINANCIAL CORP.


                                   By: _______________________________________
                                       Allen Wykle,
                                       President and Chairman of the Board


                                   By: _______________________________________
                                       Eric S. Yeakel,
                                       Its Treasurer and Chief Financial Officer