Form 10-Q/A
period 1998-03-31
APPROVED FINANCIAL CORP
filed 1998-05-22
CIK 1053924

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q A

                          FIRST AMENDMENT TO FORM 10-Q

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

* Form 10 was filed February 11, 1998. All reports that would have been required if subject to such filing requirements for the past 90 days have been filed.

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

The Company also has a $25,000,000 seasoned loan line of credit from a commercial bank syndicate. This line is secured by loans originated by the Company. The seasoned loan line of credit bears interest at a rate of 2.5% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans. As of March 31, 1998, $8,011,000 was outstanding under this facility.

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