Form 10-K405/A
period 1997-12-31
APPROVED FINANCIAL CORP
filed 1998-07-13
CIK 1053924

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. - 1

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

        Securities to be Registered Pursuant to Section 12(g) of the Act:

                                                           Name of Each Exchange
       Title of Each Class                                  on Which Resistered
Common, $1.00 par value per share                            OTC Bulletin Board
---------------------------------                          ---------------------

        Securities to be Registered Pursuant to Section 12(g) of the Act:

                                      None
                                      ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No [   ].

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

                            APPROVED FINANCIAL CORP.
                          ANNUAL REPORT ON FORM 10-K/A
                                AMENDMENT NO. - 1
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                      INFORMATION REQUIRED IN ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS.

General        ................................................................6
Business Strategy..............................................................8
Purchase of the Assets of Funding Center of Georgia, Inc......................11
The Company's Borrowers and its Loan Products.................................12
Underwriting Guidelines.......................................................16
Mortgage Loan Servicing.......................................................20
Marketing      ...............................................................22
Company's Sources of Funds and Liquidity......................................23
Savings Bank's Sources of Funds...............................................24
Taxation       ...............................................................27
Employees      ...............................................................28
Service Marks  ...............................................................28
Effect of Adverse Economic Conditions.........................................28
Reliance on IMC Mortgage Company..............................................29
Concentration of Operations in Seven States...................................29
Future Risks Associated with Loan Sales through Securitizations...............29
Year 2000 Issues..............................................................30
Contingent Risks..............................................................30
Competition    ...............................................................31
Regulation     ...............................................................32
OTS Regulation of the Company.................................................34
Regulation of the Savings Bank................................................36
Legislative Risk..............................................................44
Environmental Factors.........................................................44
Dependence on Key Personnel...................................................45
Control by Certain Shareholders...............................................45

ITEM 2.  PROPERTIES.

Properties     ...............................................................46


ITEM 3.  LEGAL PROCEEDINGS.

Legal Proceedings.............................................................47


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Submission of Matters to a Vote of Security Holders...........................47


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

Market Price of and Cash Dividends on Company's Common Equity.................48
Absence of Active Public Trading Market and Volatility of Stock Price.........49
Transfer Agent and Registrar..................................................49
Recent Sales of Unregistered Securities.......................................49


ITEM 6.  SELECTED FINANCIAL DATA.

Selected Financial Data.......................................................51

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General        ...............................................................54
Results of Operations - Years Ended December 31, 1997, 1996 and 1995..........54
Financial Condition - December 31, 1997, 1996 and 1995........................66
New Accounting Standards......................................................72
Hedging Activities............................................................73
Impact of Inflation and Changing Prices.......................................73
Market Risk Management - Asset/Liability Management...........................75
Interest Rate Risk............................................................77
Asset Quality  ...............................................................79
Liquidity - Negative Cash Flow................................................81


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements and Supplementary Data...................................82


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure........................................82


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers..............................................83
Board of Directors............................................................86

ITEM 11.  EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation........................................88
Stock Option/Stock Appreciation Right Grants in the Last Year.................89
Aggregate Option Exercises and Period-End Values..............................90
1996 Incentive Stock Option Plan..............................................90
401(k) Retirement Plan........................................................92
Employment Agreements.........................................................93
Directors' Compensation.......................................................95


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners...............................96
Security Ownership of Directors and Executive Officers........................97


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Agreement with IMC Mortgage Company...........................................98
Agreement with Mills Value Advisors, Inc......................................99
Termination of Armada Residential Mortgage, LLC...............................99
Indebtedness of Management....................................................99
Promissory Notes..............................................................99


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

Financial Statements and Exhibits............................................100


Signatures     ..............................................................103

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

     The Company has no specific plans for additional acquisitions of ongoing businesses.


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

     RETAIL LOAN ORIGINATIONS. In December 1994, ARMI formed a joint venture to originate mortgage loans through retail branches. The joint venture, Armada Residential Mortgage, LLC ("Armada LLC "), opened its first office in Lanham, Maryland. Armada LLC's senior officer was a 17% owner of the joint venture. Armada LLC operated from December 1994 through December 1996. It generated pretax income of $996,000 in 1996 and $664,000 in 1995. The Company's share of income from the joint venture was $826,000 in 1996 and $598,000 in 1995. The Armada LLC legal entity was folded into ARMI beginning in January 1997 so that all of the Company's retail branches could be managed and accounted for in a consistent manner. Concluding the joint venture structure reduced the costs of separate accounting and eliminated the need to file federal and state partnership returns. Armada LLC's senior officer has remained with the Company in a management capacity.

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

     To date, the Company has completed a strategic alliance with American Family Services ("American Family"), a mortgage company based in Atlanta, Georgia. From April 1, 1997 through April 30, 1998, the Company had a verbal agreement with American Family to funds American Family's loans, place those loans into the Company's loan sale pools, and pay American Family the loan sale premium on those loans. In return, the Company received from American Family a fee of 1.5% of American Family's total loan originations. Beginning May 1, 1998, the verbal agreement between the Company and American Family was modified to eliminate the 1.5% fee if American Family obtains its own credit line and ceases to use the Company's credit facility. The new verbal agreement includes an arrangement by which the President of American Family will continue to oversee the Company's loan sales activities with certain investors in exchange for the continued ability to place American Family's loans in the Company's loan sale pools and receive the loan sale premium earned on those loans.

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

MARKETING

     MARKETING TO BROKER NETWORKS. Marketing to brokers is conducted through the Company's business development representatives, who establish and maintain relationships with the Company's principal sources of loan purchases and originations, including financial institutions and mortgage brokers. Loans made through the broker networks amounted to 54.7% of total originations in 1997, compared to 63.0% of total loan originations in 1996. See the table on page 60 for divisional loan originations by state. The business development representatives provide various levels of information and assistance to brokers, provide training to the loan originators regarding the Company's products and non-traditional prospecting strategies, and are principally responsible for maintaining the Company's relationships with its clients. Business development representatives endeavor to increase the volume of loan originations from brokers located within the geographic territory assigned to that representative. The representatives and broker sales managers visit customers' offices, attend trade shows and supervise advertisements in broker trade magazines. The representatives also provide the Company with information relating to borrowers and brokers, and products and pricing offered by competitors and new market entrants, all of which assist the Company in refining its programs in order to offer competitive products. The business development representatives are compensated with a base salary and commissions based on the volume of loans that are purchased or originated as a result of their efforts.

     MARKETING OF RETAIL LENDING PRODUCTS. The Company markets its direct consumer lending services through branch offices in several states. Loans made through the retail lending division amounted to 45.3% of total originations in 1997, compared to 37.0% of total loan originations in 1996. See the table on page 60 for divisional loan originations by state. The Company generally enters a new target market by way of the broker network. The Company targets cities where the population density and economic indicators are favorable for home equity lending, the foreclosure rate is within normal ranges and the non-conforming loan market has been under-served. When broker marketing efforts are successful in a new geographic area, the Company will generally establish a small branch office, generally with an initial staff of three to five business development representatives. These sales centers do not require heavy investments and allow the Company to exit the market easily if the office does not meet expectations. The branch office network is used for marketing to and meeting with the Company's local borrowers. The Company has also successfully used targeted outbound telemarketing and direct mail to reach potential loan customers. Occasionally, when a potential customer applies for a loan and does not fall within the Company's underwriting guidelines, the Company may submit the application to other lending institutions. If the loan is approved by another lending institution, the Company will not fund the loan but will act as a mortgage broker, receiving a broker fee at the time the loan is closed.

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

     On December 10, 1997, the Company obtained a $100,000,000 warehouse line of credit from a commercial bank syndicate. The syndicate's lead bank is Chase Bank of Texas. Other banks in the syndicate are BankBoston, National City Bank, Comerica Bank and Compass Bank. The line is secured by loans originated by the Company and bears interest at a rate of 1.5% over the one-month LIBOR rate. This line of credit replaced three existing lines of credit. The line expires on December 31, 1999 and is subject to renewal. The Company may receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. As of December 31, 1997, $46,734,000 was outstanding under this facility. Also on December 10, 1997, the Company obtained a $25,000,000 seasoned loan line of credit from the commercial bank syndicate. This line is secured by loans originated by the Company. The seasoned loan line of credit bears interest at a rate of 2.5% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans. As of December 31, 1997, $5,754,000 was outstanding under this facility.

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

     DEPENDENCE ON FUNDING SOURCES. As described in the previous section, the Company is dependent upon a few lenders to provide the primary credit facilities for its loan originations. At December 31, 1997, the Company had warehouse and other credit facilities with five financial institutions with aggregate commitments of $125,000,000. The Company's warehouse and other credit facilities expire on December 31, 1999. In addition, the Company's growth strategies are expected to require significant increases in the amount of the Company's warehouse and other credit facilities. The Company expects to be able to maintain existing warehouse and other credit facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. Any failure to renew or obtain adequate funding under these warehouse facilities or other financings, or any substantial reduction in the size of or pricing in the markets for the Company's loans, could have a material adverse effect on the Company's operations.

     The Company's management is currently considering the securitization of some of its mortgage loan production. In order to fund its securitization program, the Company would likely have to obtain an additional line of credit facility and other residual financing. To the extent that the Company is not successful in maintaining or replacing existing financing, it would not be able to hold a large volume of loans pending securitization and therefore would have to curtail its loan production activities or sell loans either through whole loan sales or in smaller securitizations, thereby having a material adverse effect on the Company's results of operations. While a possible securitization program is being considered, no decision has been made whether to do so, and management has no specific time frame for such a program.

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

     Although management of the Savings Bank believes that brokered and other wholesale deposits are advantageous in certain respects, such funding sources, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and are more likely to be compared by the investor to competing instruments. In addition, such funding sources may be more sensitive to significant changes in the financial condition of the Savings Bank. There are also various regulatory limitations on the ability of all but well-capitalized insured financial institutions to obtained brokered deposits; see "Regulation of the Savings Bank - Brokered Deposits." These limitations currently are not applicable because the Savings Bank is a well-capitalized financial institution under applicable laws and regulations. There can be no assurances, however, that the Savings Bank will not become subject to such limitations in the future. In addition, the Company's reliance on wholesale deposits effects its ability to rollover deposits as they mature due to the fact that in general the wholesale customer is highly interest rate-sensitive. Since the total deposit asset size of the Savings Bank since it was acquired by the Company was under $4 million prior to October of 1997, the rate at which the Savings Bank was able to rollover maturing deposits does not represent a meaningful measurement, nor is it useful in assessing the Company's ability or likelihood to do so in the future. However, management is of the opinion that it will be able to readily obtain funding from the wholesale deposit market in future periods at the then current competitive interest rates being offered by other institutions.


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

     The following table sets forth various interest rate categories for the certificates of deposit of the Savings Bank as of the dates indicated.


(Dollars in thousands)
                         December 31, 1997        December 31, 1996
                       --------------------     --------------------
                       Weighted                 Weighted
                       Average                  Average
                        Rate        Amount       Rate        Amount
                       ------      --------     ------      --------
     5.24% or less        --       $    --       5.18%      $   396
     5.25 - 5.49%       5.30%          198       5.34           495
     5.50 - 5.74        5.56           300       5.65           288
     5.75 - 5.99        5.91         8,318       5.93           397
     6.00 - 6.24        6.11         8,010         --            --
     6.25 - 6.49        6.32           989         --            --
                        ----       -------       ----       -------
                        6.01%      $17,815       5.50%      $ 1,576
                        ====       =======       ====       =======

     The  following   table  sets  forth  the  amount  and   maturities  of  the
certificates of deposit of the Savings Bank at December 31, 1997.

(Dollars in thousands)

                                   Over Six Months      Over One         Over
                      Six Months    and Less than    Year and Less        Two
                       Or Less         One Year      Than Two Years      Years          Total
                      ----------   ---------------   --------------     -------        -------
     5.25 - 5.49%      $    99          $    99          $    --        $    --        $   198
     5.50 - 5.74           300               --               --             --            300
     5.75 - 5.99         5,945            2,373               --             --          8,318
     6.00 - 6.24            99            4,353            3,558             --          8,010
     6.25 - 6.49            --               --              791            198            989
                       -------          -------          -------        -------        -------
                       $ 6,443          $ 6,825          $ 4,349        $   198        $17,815
                       =======          =======          =======        =======        =======

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

     ALTERNATIVE MINIMUM TAX. In addition to the regular corporate income tax, corporations, including qualifying savings institutions, can be subject to an alternative minimum tax. The 20% tax is computed on Alternative Minimum Taxable Income ("AMTI") and applies if it exceeds the regular tax liability. AMTI is equal to regular taxable income with certain adjustments. For taxable years beginning after 1989, AMTI includes an adjustment for 75% of the excess of "adjusted current earnings" over regular taxable income. Net operating loss carrybacks and carryforwards are permitted to offset only 90% of AMTI. Alternative minimum tax paid can be credited against regular tax due in later years. The Company is not currently subject to the AMT.

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

RELIANCE ON IMC MORTGAGE COMPANY

     During 1997 and 1996, the Company sold 55.9% and 43.7%, respectively, of its loans to IMC. The Company's contract with IMC requires the Company to sell a minimum of $2.0 million of loans to IMC each month subject to prevailing secondary market terms for pools of non-conforming mortgage loans. Historically, these transactions have resulted in the payment of a cash premium by IMC to the Company. From time to time, various other purchasers purchase more than 10% of the Company's loan production. While there are several other major purchasers of non-conforming mortgage loans as large or larger than IMC, the Company maintains a good working relationship with IMC. IMC offers to buy a wide range of the Company's loan products at competitive prices. However, there can be no assurance that IMC will be in a position to continue to purchase the Company's loan production at margins favorable to the Company. The Company owned approximately 3.2% of the outstanding common stock of IMC at December 31, 1997, and the Company's Chairman and Chief Executive Officer, Allen D. Wykle, is a member of IMC's Board of Directors. Mr. Wykle beneficially owns approximately 0.07% of IMC common stock, including 12,992 issuable upon the exerise of stock options. Also, Jean S. Schwindt, a member of the Company's Board of Directors and Executive Committee, is an officer of IMC and owns 18,020 shares of IMC common stock issuable upon the exercise of vested stock options. (See Item 13, "Certain Relationships and Related Transactions - Agreement with IMC Mortgage Company").

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

FUTURE RISKS ASSOCIATED WITH LOAN SALES THROUGH SECURITIZATIONS

     In future periods, the Company may sell a portion of the loans it originates through a securitization program and retain the rights to service the loans. The sale of loans through a securitization program would be a significant departure from the Company's previous business operations. While a possible securitization program is being considered, no decision has been made whether to do so, and management has no specific time frame for such a program.

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

YEAR 2000 ISSUES

     The Company's management is aware of the Year 2000 issues and is currently assessing how these issues will affect the Company. The Company's "mission-critical" applications are supplied by outside vendors with which the Company maintains current relationships. Most of the Company's mission-critical systems already accommodate four-digit year values. The most recent release of the mortgage loan origination and processing system is being used by the Company and has been certified by the vendor as Year 2000 compliant. The Company is in the process of implementing a new accounting system that has been certified by the vendor as Year 2000 compliant. The Company is currently reviewing its hardware systems, and will upgrade as needed for Year 2000 compliance. The Company is also working with key loan sale customers, vendors, brokers and service providers to determine whether data systems utilized by these parties are Year 2000 compliant. The Company is developing lists of alternative providers in the event any of the current customers or providers cannot be certified as Year 2000 compliant. The cost of compliance is not expected to exceed $100,000.

CONTINGENT RISKS

     In the ordinary course of its business, the Company is subject to claims made against it by borrowers and private investors arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees, officers, and agents of the Company (including its appraisers), incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. Management is not aware of any material claims.

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

                               ITEM 2 - PROPERTIES

PROPERTIES

     The Company's executive and administrative offices are located at 3420 Holland Road, Virginia Beach, Virginia. The building consists of approximately 15,000 square feet and is owned by the Company. In June 1997, the Company purchased a building adjacent to its headquarters to accommodate its growth plans. The purchase price of the building was $1,060,000 and it was financed with a mortgage loan of $800,000. The second building consists of approximately 20,000 square feet. The Company occupies approximately 17,000 square feet in this building, and the remainder is leased to third-party tenants. The two buildings are subject to total mortgage debt of $1,216,000 as of December 31, 1997.

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

        1998                                          $  1,173
        1999                                               856
        2000                                               433
        2001                                               211
        2002                                               113
        Thereafter                                          16
                                                      --------
                                                      $  2,802
                                                      ========

     The Company anticipates that in the normal course of business it will lease additional office space as it opens new retail loan origination locations. The Company is also considering relocating the Virginia Beach, Virginia headquarters to a new facility, which would house all home office operations in one building. Currently, the Company has no specific plan to make this change in the home office facility.

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

                                         Stock Prices
                                 -----------------------------      Cash
                                  High        Low        Close    Dividends
                                 ------     -------     ------    ---------
     1997:
     Fourth Quarter              $17.00     $ 12.75     $14.75     $   --
     Third Quarter                17.00        8.00      15.00         --
     Second Quarter               10.00        6.00       8.25         --
     First Quarter                13.50        8.50       9.75         --

     1996:
     Fourth Quarter               11.50        8.00       8.50         .01
     Third Quarter                 9.13        3.75       9.00         .01
     Second Quarter                4.75        2.13       3.88         .01
     First Quarter                 2.25        2.06       2.19         .01

     1995:
     Fourth Quarter                2.14        1.84       2.14         .01
     Third Quarter                 1.78        1.46       1.71         .01


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

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS

(In thousands, except share and per share data)
Years Ended
December 31                               1997          1996           1995           1994           1993
-----------                            ----------    ----------     ----------     ----------     ----------

Revenue:
     Gain on sale of loans             $   33,501    $   17,955     $    7,298     $    2,184     $    2,641
     Interest income                       10,935         4,520          3,065          2,556          3,338
     Gain on sale of securities             2,796            --             --             --             --
     Other fees and income                  4,934         2,407          1,535            639            227
                                       ----------    ----------     ----------     ----------     ----------
        Total revenue                      52,166        24,882         11,898          5,379          6,206
                                       ----------    ----------     ----------     ----------     ----------
Expenses:
     Compensation (1)                      16,447         8,017          3,880          1,452          1,040
     General and administrative            14,188         6,853          3,050          1,337          1,122
     Interest expense                       6,157         3,121          2,194          1,700          1,781
     Provision for loan and
       foreclosed property losses           1,676         1,308            731            191            426
                                       ----------    ----------     ----------     ----------     ----------
        Total expenses                     38,468        19,299          9,855          4,680          4,369
                                       ----------    ----------     ----------     ----------     ----------

Income before income taxes                 13,698         5,583          2,043            699          1,837

Income taxes                                5,638         2,259            876            328            761
                                       ----------    ----------     ----------     ----------     ----------

Net income                             $    8,060    $    3,324     $    1,167     $      371     $    1,076
                                       ==========    ==========     ==========     ==========     ==========

Net income per share (diluted)(2)      $     1.51    $     0.63     $     0.23     $     0.07     $     0.21
                                       ==========    ==========     ==========     ==========     ==========

Cash dividends per share (2)           $       --    $     0.04     $     0.04     $     0.04     $     0.04
                                       ==========    ==========     ==========     ==========     ==========

Dividend payout ratio                          --          6.35%         17.39%         57.14%         19.05%
                                       ==========    ==========     ==========     ==========     ==========
Weighted average number
    of shares outstanding (diluted)     5,345,957     5,281,103      5,062,809      5,035,350      5,077,440
                                       ==========    ==========     ==========     ==========     ==========

=============
(1) This document reclassifies "minority interests in consolidated subsidiaries" as "compensation."
(2) All per-share data has been adjusted to reflect two-for-one stock splits which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend which occurred on November 21, 1997.

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS

(In thousands, except per share data)
Years Ended
December 31                      1997         1996         1995         1994         1993
-----------                    --------     --------     --------     --------     --------

SELECTED BALANCES AT YEAR END
Loans receivable, net          $ 80,696     $ 45,423     $ 28,430     $ 18,021     $ 16,216
Securities                       15,201       20,140           --           --           --
Total assets                    118,125       75,143       34,485       23,109       21,663
Revolving warehouse loans        52,488       32,030       19,566        7,727        5,790
FDIC-insured deposits            17,815        1,576           --           --           --
Subordinated debt                 9,080        9,183        6,905        8,546        9,561
Total liabilities (1)            93,070       53,934       28,250       17,465       16,291
Shareholders' equity             25,055       21,209        6,236        5,645        5,372

SELECTED LOAN DATA

Loans originated               $468,955     $258,833     $111,505     $ 43,079     $ 56,972
Loans sold                      420,498      228,918       83,328       34,409       56,909
Amount of loans serviced
     at year-end                 83,512       48,785       29,249       18,482       16,434
Loans delinquent 31 days or
    more as percent of
    loans at year-end              5.50%        6.61%        8.88%        7.03%       12.07%

SELECTED RATIOS

Return on average assets           7.68%        7.32%        4.06%        1.67%        4.61%
Return on average
    shareholders' equity          32.69%       36.44%       19.86%        6.80%       21.83%
Shareholders' equity
    to assets                     21.21%       28.22%       18.08%       24.43%       24.80%
Book value per share (2)       $   4.64     $   4.21     $   1.28     $   1.09     $   1.06

=============
(1) Includes minority interests in subsidiaries.
(2) All per-share data has been adjusted to reflect two-for-one stock splits which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend which occurred on November 21, 1997.

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

     The following table shows changes in net income per share (diluted):

                                             1997          1996          1995
                                         Versus 1996   Versus 1995   Versus 1994
                                         -----------   -----------   -----------
Net income per share for 1996,
   1995 and 1994, respectively              $  .63        $  .23        $  .07

Increase (decrease) attributable to:
  Gains on sale of loans                      2.79          2.10          1.02
  Net interest income                          .62           .11            --
  Other income                                 .98           .18           .17
  Compensation expense                       (1.53)         (.81)         (.48)
  Other expenses                             (1.39)         (.86)         (.45)
  Income taxes                                (.62)         (.28)         (.10)
  Average shares outstanding                   .03          (.04)           --
                                            ------        ------        ------

    Net increase                               .88           .40           .16
                                            ------        ------        ------

Net income per share for 1997,
   1996 and 1995, respectively              $ 1.51        $  .63        $  .23
                                            ======        ======        ======

     The return on average assets was 7.68% in 1997, compared to 7.32% in 1996 and 4.06% in 1995. Return on average shareholders' equity was 32.69% in 1997, compared to 36.44% in 1996 and 19.86% in 1995.

     ORIGINATION  OF  MORTGAGE  LOANS.   The  following  table  shows  the  loan
originations in dollars and units for the Company's broker and retail units in 1997, 1996 and 1995:

(Dollars in thousands)
Years Ended
December 31                                1997           1996           1995
-----------                             ----------     ----------     ----------

Dollar Volume of Loan Originations:
        Broker                          $  256,417     $  162,887     $   61,378
        Retail                             212,538         95,946         50,127
                                        ----------     ----------     ----------

        Total                           $  468,955     $  258,833     $  111,505
                                        ==========     ==========     ==========

Number of Loans Originated:
        Broker                               4,399          2,670          1,023
        Retail                               4,022          1,683            835
                                        ----------     ----------     ----------

        Total                                8,421          4,353          1,858
                                        ==========     ==========     ==========

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

     In addition to originating residential mortgage loans, the Company occasionally purchases loans to obtain geographic diversity and yields not obtainable in the Company's normal lending areas. However, purchases during 1997, 1996 and 1995 were minimal and the Company has no current plans to expand the activity of purchasing pools of loans.

        The following tables summarize mortgage loan originations, by state, for the years ended December 31, 1997, 1996 and 1995:

(In thousands)
Years Ended
December 31                               1997                    1996                    1995
-----------                       -------------------     -------------------     -------------------
                                   Dollars    Percent      Dollars    Percent      Dollars    Percent
                                  --------    -------     --------    -------     --------    -------
Broker Division:
    Maryland                      $ 29,997       6.4%     $  9,609       3.7%     $ 10,626       9.5%
    North and South Carolina        33,420       7.1        33,568      13.0         1,477       1.3
    Georgia                         59,792      12.8        54,488      21.1        26,831      24.1
    Florida                         61,897      13.2        36,711      14.2        18,101      16.2
    Ohio                            32,578       6.9         3,314       1.3            --        --
    Virginia                         5,415       1.2         9,405       3.6         2,320       2.1
    Illinois                        12,781       2.7         8,631       3.3            --        --
    Indiana                          9,131       1.9         2,761       1.1         2,023       1.8
    Tennessee                        7,826       1.7           886       0.3            --        --
    Michigan                         3,680       0.8         3,514       1.4            --        --
                                  --------     -----      --------     -----      --------     -----
        Total Broker Division     $256,417      54.7%     $162,887      63.0%     $ 61,378      55.0%
                                  ========     =====      ========     =====      ========     =====
Retail Division:
    Maryland                      $ 66,954      14.4%     $ 45,089      17.3%     $ 30,444      27.4%
    North and South Carolina        57,618      12.3        12,353       4.8         2,020       1.8
    Georgia                         12,886       2.7        25,599       9.9        13,862      12.4
    Florida                          4,141       0.9            --        --            --        --
    Ohio                            12,666       2.7            61        --            --        --
    Virginia                        34,442       7.3        11,108       4.3         3,801       3.4
    Illinois                         4,877       1.0            --        --            --        --
    Delaware                        16,056       3.4         1,736       0.7            --        --
    Indiana                          2,813       0.6            --        --            --        --
    Kentucky                            85        --            --        --            --        --
                                  --------     -----      --------     -----      --------     -----
        Total Retail Division     $212,538      45.3%     $ 95,946      37.0%     $ 50,127      45.0%
                                  ========     =====      ========     =====      ========     =====
Total originations:
    Maryland                      $ 96,951      20.8%     $ 54,698      21.0%     $ 41,070      36.9%
    North and South Carolina        91,038      19.4        45,921      17.8         3,497       3.1
    Georgia                         72,678      15.5        80,087      31.0        40,693      36.5
    Florida                         66,038      14.1        36,711      14.2        18,101      16.2
    Ohio                            45,144       9.6         3,375       1.3            --        --
    Virginia                        39,857       8.5        20,513       7.9         6,121       5.5
    Illinois                        17,658       3.7         8,631       3.3            --        --
    Delaware                        16,056       3.4         1,736       0.7            --        --
    Indiana                         11,944       2.5         2,761       1.1         2,023       1.8
    Tennessee                        7,826       1.7           886       0.3            --        --
    Michigan                         3,680       0.8         3,514       1.4            --        --
    Kentucky                            85        --            --        --            --        --
                                  --------     -----      --------     -----      --------     -----
        Total originations        $468,955     100.0%     $258,833     100.0%     $111,505     100.0%
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

     For 1997, gain on the sale of loans was $33,501,000, which compares with $17,955,000 and $7,298,000 in 1996 and 1995, respectively. The year-to-year increases in the gain on loan sales were the direct result of increased loan originations, which enabled the Company to sell more loans. Gain on the sale of mortgage loans represented 64.2% of total revenue in 1997, compared to 72.2% of total revenue in 1996 and 61.3% in 1995.

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

(In thousands)

                                                             1997                              1996
                                             ----------------------------------    ---------------------------
                                                                        Average                        Average
                                              Average                    Yield/    Average              Yield/
                                              Balance      Interest       Rate     Balance   Interest    Rate
                                             --------      --------      ------    -------    ------    ------
Interest-earning assets:
    Loans receivable (1)                     $ 74,116      $ 10,662      14.39%    $36,519    $4,464    12.22%
    Cash and other interest-
      earning assets                            4,240           273       6.44       1,107        56     5.06
                                             --------      --------      -----     -------    ------    -----
                                               78,356        10,935      13.96      37,626     4,520    12.01
                                                           --------      -----                ------    -----
Non-interest-earning assets:
    Allowance for loan losses                  (1,231)                                (754)
    Investment in IMC                          17,376                                2,438
    Premises and equipment, net                 3,372                                1,671
    Other                                       7,112                                4,423
                                             --------                              -------

    Total assets                             $104,985                              $45,404
                                             ========                              =======

Interest-bearing liabilities:
    Revolving warehouse lines                $ 59,681         4,834       8.10     $25,810     2,373     9.19
    FDIC-insured deposits                       6,076           357       5.88         470        21     4.47
    Other interest-bearing
      liabilities                              10,307           966       9.37       8,690       727     8.37
                                             --------      --------      -----     -------    ------    -----
                                               76,064         6,157       8.09      34,970     3,121     8.92
                                                           --------      -----                ------    -----
Non-interest-bearing liabilities                4,264                                1,314
    Total liabilities                          80,328                               36,284
Shareholders' equity                           24,657                                9,120
                                             --------                              -------
    Total liabilities and equity             $104,985                              $45,404
                                             ========                              =======
Average dollar difference between
  interest-earning assets and interest-
  bearing liabilities                        $  2,292                              $ 2,656
                                             ========                              =======
Net interest income                                        $  4,778                           $1,399
                                                           ========                           ======
Interest rate spread (2)                                                  5.87%                          3.09%
                                                                         =====                          =====
Net annualized yield on average
  interest-earning assets                                                 6.10%                          3.72%
                                                                         =====                          =====

=============
(1) Loans shown gross of allowance for loan losses,  net of  premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

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

                                              1997 Versus 1996
                                        Increase (Decrease) Due to
                                      -------------------------------
(in thousands)                         Volume       Rate       Total
                                      -------     -------     -------

Total interest-earning assets
      Loans receivable                $ 5,289     $   909     $ 6,198
      Cash and other
        interest-earning assets           198          19         217
                                      -------     -------     -------
                                        5,487         928       6,415
                                      -------     -------     -------

Total interest-bearing liabilities
      Revolving warehouse loans         2,706        (245)      2,461
      FDIC-insured deposits               327           9         336
      Other                               145          94         239
                                      -------     -------     -------
                                        3,178        (142)      3,036
                                      -------     -------     -------

Net interest income                   $ 2,309     $ 1,070     $ 3,379
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

     LIQUIDITY AND CAPITAL RESOURCES. The Company's operations require access to short-and long-term sources of cash. The Company uses cash flow from the sale of loans through whole loan sales, loan origination fees, processing and underwriting fees, net interest income, and borrowings under its warehouse facilities and other debt to meet its working capital needs. The Company's primary operating cash requirements include the funding of mortgage loan originations pending their sale, operating expenses, income taxes and capital expenditures.

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

     Also on December 10, 1997, the Company obtained a $25,000,000 seasoned loan line of credit from the commercial bank syndicate. This line is secured by loans originated by the Company. The seasoned loan line of credit bears interest at a rate of 2.5% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans. As of December 31, 1997, $5,754,000 was outstanding under this facility.

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

MARKET RISK MANAGEMENT - ASSET/LIABILITY MANAGEMENT

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest-earning assets and interest-bearing liabilities.

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

     The majority of the loans originated by the Company are sold through the Company's loan sale strategies in an attempt to limit its exposure to interest rate risk in addition to generating cash revenues. The Company sold approximately 90% and 88% of the total loans originated during the years ended December 31,1996 and 1997, respectively, and expects to sell the majority of its loan originations during the same twelve month period in which they are funded by the Company in future periods. As a result, loans are held on average for less than 12 months in the Company's portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at December 31, 1997, as anticipated, and is expected to remain negative in future periods. The Company has no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that the Company sells the majority of its loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans. The Company's one-year gap was a negative 50.51% of total assets at December 31, 1997, as illustrated in the following table:

(In thousands)
                                                                 One Year                      Three to      More Than
                                                    Total         or Less       Two Years     Four Years     Four Years
                                                  ---------      ---------      ---------     ----------     ----------
Interest-earning assets:
    Loans receivable (1)                          $  82,383      $   1,656      $     970     $   2,307      $  77,399
    Cash and other interest-
      earning assets                                  7,565          7,565             --            --             --
                                                  ---------      ---------      ---------     ---------      ---------
                                                     89,948      $   9,221      $     970     $   2,307      $  77,399
                                                                 =========      =========     =========      =========
Non-interest-earning assets:
    Allowance for loan losses                        (1,687)
    Investment in IMC                                11,585
    Premises and equipment, net                       4,530
    Other                                            13,749
                                                  ---------
    Total assets                                  $ 118,125
                                                  =========
Interest-bearing liabilities:
    Revolving warehouse lines                     $  52,488      $  52,488      $      --     $      --      $      --
    FDIC-insured deposits                            17,815         13,268          4,349           198             --
    Other interest-
      bearing liabilities                            11,296          3,133          3,467         2,627          2,069
                                                  ---------      ---------      ---------     ---------      ---------
                                                     81,599      $  68,889      $   7,816     $   2,825      $   2,069
                                                                 =========      =========     =========      =========
Non-interest-bearing liabilities                     11,471
                                                  ---------
    Total liabilities                                93,070
Shareholders' equity                                 25,055
                                                  ---------
    Total liabilities and equity                  $ 118,125
                                                  =========
Maturity/repricing gap                                           $ (59,688)     $  (6,846)    $    (468)     $  75,330
                                                                 =========      =========     =========      =========
Cumulative gap                                                   $ (59,688)     $ (66,513)    $ (66,981)     $   8,349
                                                                 =========      =========     =========      =========
As percent of total assets                                         - 50.51%       - 56.31%      - 56.70%          7.07%
                                                                 =========      =========     =========      =========
As percent of total interest earning assets                        - 66.36%       - 73.95%      - 74.47%          9.28%
                                                                 =========      =========     =========      =========
Ratio of Cumulative Interest Earning Assets to
    Cumulative Interest Earning Liabilities                           .13x           .12x          .81x            37x
                                                                 =========      =========     =========      =========

=============
(3) Loans shown gross of allowance for loan losses, net of premiums/discounts.

INTEREST RATE RISK

     The principal quantitative disclosure of the Company's market risks are the gap table on page 30. The gap table shows that the Company's one-year gap was a negative 50.51% of total assets at December 31, 1997. The Company originates fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of December 31, 1997, 86.0% of the principal on the loans was expected to be received more than four years from that date. However, the Company's activities are financed with short-term loans and credit lines, 84.4% of which reprice within one year of December 31, 1997. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate loans that it originates. If the Company's ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, the Company could be subject to substantial interest rate risk.

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

ASSET QUALITY

     The following table summarizes all of the Company's delinquent loans at December 31, 1997, 1996 and 1995:

(in thousands)                                   1997        1996        1995
                                               --------    --------    --------

Delinquent 31 to 60 days                       $    866    $  1,519    $  1,039
Delinquent 61 to 90 days                          1,124         390         670
Delinquent 91 to 120 days                           970         363         245
Delinquent 121 days or more                       1,567         794         624
                                               --------    --------    --------

Total delinquent loans (1)                     $  4,527    $  3,066    $  2,578
                                               ========    ========    ========
Total loans receivable outstanding, gross of
  the allowance for loan losses (1)            $ 82,383    $ 46,347    $ 29,024
                                               ========    ========    ========
Delinquent loans as a percentage of
   total loans outstanding:
Delinquent 31 to 60 days                           1.05%       3.28%       3.58%
Delinquent 61 to 90 days                           1.36        0.84        2.31
Delinquent 91 to 120 days                          1.19        0.78        0.84
Delinquent 121 days or more                        1.90        1.71        2.15
                                               --------    --------    --------
Total delinquent loans as a percentage
  of total loans outstanding                       5.50%       6.61%       8.88%
                                               ========    ========    ========

=============
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

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

LIQUIDITY - NEGATIVE CASH FLOW

     The Company's consolidated statement of cash flows has three components: opertaing activities, investing activities and financing activities. As a result of its increased volume of loan originations, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During 1997, 1996 and 1995, the Company used $30,830,000, $15,040,000 and $9,502,000 respectively, in its operating activities, due primarily to an increase in mortgage loans originated. While the sale of loans through whole loan sales generates immediate cash flows on the date of sale, the increases in originations have been outpacing its sales. Net cash of $38,666,000, $17,287,000 and $9,607,000 was provided by financing activities in 1997, 1996 and 1995, respectively. If the available capital sources of the Company were to decrease significantly, the rate of growth of the Company would be negatively affected.

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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

                   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

                                           Position(s) and Offices Presently
          Name                 Age               Held with the Company
     --------------------      ---     -----------------------------------------
     Allen D. Wykle             51     Chairman of the Board, President
                                       and Chief Executive  Officer,  and member
                                       of Executive and Compensation Committees
     Leon H. Perlin             69     Director,   member   of  the   Executive,
                                       Audit, Compensation and Option Committees
     Oscar S. Warner            80     Director,    member    of   the    Audit,
                                       Compensation and Option Committees
     Arthur Peregoff            78     Director
     Stanley W. Broaddus        48     Director,  Vice  President and Secretary,
                                       and member of the Executive Committee
     Robert M. Salter           49     Director,  member of the Compensation and
                                       Option Committees
     Jean S. Schwindt           42     Director,  member  of the  Executive  and
                                       Audit Committees
     Neil W. Phelan             40     Director, Executive Vice President
     Barry C. Diggins           34     Director,  President of a retail  lending
                                       division of ARMI
     Eric S. Yeakel             33     Treasurer and Chief Financial Officer
     Gregory W. Gleason         45     President, Approved Federal Savings Bank

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

                                Individual Grant                              Potential Realizable
                     ------------------------------------                       Value at Assumed
                      Number of    Percent of                                 Annual Rates of Stock
                     Securities  Total Options                                Price Appreciation for
                     Underlying   Granted to    Per Share                         Option Term (2)
                       Options     Employees    Exercise     Expiration     ---------------------------
       Name            Granted      in Year     Price (1)       Date          0%       5%         10%
-------------------  ----------  -------------  ---------    ----------     -----    ------     -------
Allen D. Wykle          1,000        10.9%        $9.75      1-27-2007      $ --     $6,132     $15,538
Neil W. Phelan          1,000        10.9%        $9.75      1-27-2007        --      6,132      15,538
Stanley W. Broaddus     1,000        10.9%        $9.75      1-27-2007        --      6,132      15,538

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


                          Number of Securities          Value of Unexercised
                         Underlying Unexercised             In-the-Money
                               Options at                    Options at
                             Fiscal Year End             Fiscal Year End (1)
                       --------------------------    ---------------------------
      Name             Exercisable  Unexercisable    Exercisable   Unexercisable
-------------------    -----------  -------------    -----------   -------------
Allen D. Wykle              --          1,000             --             --
Neil W. Phelan              --          1,000             --             --
Stanley W. Broaddus         --          1,000             --             --

-------------------
(1) Based on the closing price of $14.75 per share, for the Common Stock on December 29, 1997.

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

     DESCRIPTION OF THE INCENTIVE PLAN. The aggregate number of shares of Common Stock that are available for grants under the Incentive Plan is 252,000 shares, as adjusted for the two-for-one stock split on December 16, 1996 and the 100% stock dividend on November 21, 1997. All shares allocated to awards under the Incentive Plan that are cancelled or forfeited are available for subsequent awards.

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

EMPLOYMENT AGREEMENTS

     The Company has no employment agreement with Allen D. Wykle. Mr. Wykle's salary and bonus are determined by the Compensation Committee.

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

          Name and Address             Amount and Nature          Percent of
         of Beneficial Owner          Beneficial Ownership       Common Stock
         -------------------          --------------------       ------------

         Allen D. Wykle   (1)(2)           1,822,357                 33.06%
         1062 Normandy Trace Road
         Tampa, Florida 33602

         Leon H. Perlin   (3)                938,256                 17.02
         3360 South Ocean Boulevard
         Apartment 5H2
         Palm Beach, Florida 33480

         JAM Partners, L.P.   (4)
         One Fifth Avenue
         New York, New York 10003            290,800                  5.28

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

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information as of March 15, 1998 regarding the number of shares of Common Stock beneficially owned by all directors and executive officers:

                                          Common Stock            Percentage of
        Name                           Beneficially Owned             Class
        ----                           ------------------         -------------
Directors:
    Allen D. Wykle (1)(2)(6)               1,822,357                  33.06%
    Leon H. Perlin (3)                       938,256                  17.02
    Oscar S. Warner (4)                       64,000                   1.16
    Arthur Peregoff (5)                       81,800                   1.48
    Stanley W. Broaddus (1)(6)               133,805                   2.31
    Robert M. Salter                           4,464                    *
    Jean S. Schwindt  (7)                     62,400                   1.13
    Neil W. Phelan (1)                        10,453                    *
    Barry C. Diggins                         111,034                   2.01

Executive officers who are
    not directors:
    Eric S. Yeakel (1)                           333                    *
    Gregory W. Gleason                         1,000                    *

All present executive
    officers and directors
    as a group (11 persons) (1)            3,229,902                  55.58%

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

AGREEMENT WITH IMC MORTGAGE COMPANY

     The Company has an agreement for the sale of mortgage loans to IMC Mortgage Company ("IMC"). The terms of the mortgage loan sale agreement are set forth in the Pre-IPO Agreement between the Company and IMC dated March 30, 1996. The Company's contract with IMC requires the Company to sell a minimum of $2.0 million of loans to IMC each month subject to prevailing secondary market terms for pools of non-conforming mortgage loans for a five year period commencing on June 25, 1996 (the date of IMC's Initial Public Offering). In the event the Company fails to sell $2.0 million of loans at prevailing secondary market terms to IMC in any month, IMC could sue the Company for breech of contract. During 1997 and 1996, the Company sold 55.9% and 43.7%, respectively, of its loans to IMC. These transactions have resulted in the payment of a cash premium by IMC to the Company. From time to time, various other purchasers purchase more than 10% of the Company's loan production. While there are several other major purchasers of non-conforming mortgage loans as large or larger than IMC, the Company maintains a good working relationship with IMC. Historically, IMC has offered to buy a wide range of the Company's loan products at competitive prices. However, there can be no assurance that IMC will be in a position to continue to purchase the Company's loan production at margins favorable to the Company. The Company owned approximately 3.2% of the outstanding common stock of IMC at December 31, 1997. The Company has had since January 1996 a warehouse financing facility under which IMC agreed to lend the Company $8,000,000 secured by the Company's mortgage loans. Borrowings under the facility bore interest at a rate of LIBOR plus 1.75%. There was no outstanding balance on this line at December 31, 1997. The line was due to expire on January 29, 1998 and was subject to renewal. However, the Company terminated this credit line and replaced it with a new credit line agreement with another party, effective December 10, 1997. The Company's Chairman and Chief Executive Officer, Allen D. Wykle, is a member of IMC's Board of Directors. Mr. Wykle beneficially owns approximately 0.07% of IMC common stock, including 12,992 issuable upon the exerise of stock options. Also, Jean S. Schwindt, a member of the Company's Board of Directors and Executive Committee, is an officer of IMC and owns 18,020 shares of IMC common stock issuable upon the exercise of vested stock options.

The following table shows the monthly volume of loans sold to IMC Mortgage Company for the years 1996 and 1997:

(Dollars in Thousands)

                                               AMOUNT OF LOANS SOLD
                                         -------------------------------
             MONTH                         1996                   1997
        --------------                   --------               --------

        January                          $  3,491               $ 11,798
        February                            4,858                 11,465
        March                              10,862                 34,676
        April                              11,208                  9,728
        May                                 5,310                 19,813
        June                                5.780                 34,594
        July                                3,927                 18,459
        August                              6,386                 17,229
        September                           6,304                 20,032
        October                            11,246                 13,325
        November                           19,011                 21,385
        December                           11,712                 22,724
                                         --------               --------

        Total                            $100,095               $235,228

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

                                     PART IV


               ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K


AUDITED FINANCIAL STATEMENTS

     The following 1997 Consolidated Financial Statements of Approved Financial Corp. and Subsidiaries are included:

     - Report of Independent Public Accountants...................F - 2
     - Consolidated Balance Sheets................................F - 3
     - Consolidated Statements of Income..........................F - 4
     - Consolidated Statements of Shareholders' Equity........F - 5 - F - 6
     - Consolidated Statements of Cash Flows..................F - 7 - F - 8
     - Notes to Consolidated Financial Statements.............F - 9 - F - 35

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

   10.11 Gregory J. Witherspoon Registration Rights Agreement (Incorporated by Reference to Appendix M of the Form 10 Registration Statement Filed February 11, 1998)

   10.12 Pre-IPO Agreement between the Company and Industry Mortgage Company, L.P., dated March 30, 1996 (Incorporated by Reference to Appendix N of the Form 10 Registration Statement Filed February 11,
             1998)

   21        Subsidiaries of the Company (Appendix N)

   27        Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. - 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APPROVED FINANCIAL CORP.
                                        (Registrant)


Date: April 28, 1998                    By: /s/ Eric S. Yeakel
                                           ------------------------
                                           Eric S. Yeakel
                                           Treasurer and
                                           Chief Financial Officer

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

Date: March 27, 1998                    By: /s/ Barry C. Diggins
                                           --------------------------
                                           Barry C. Diggins
                                           Director, President of a retail
                                           lending division of ARMI

Date: March 27, 1998                    By: /s/ Gregory W. Gleason
                                           ----------------------------
                                           Gregory W. Gleason
                                           President, Approved Federal
                                           Savings Bank

                            APPROVED FINANCIAL CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

CONTENTS
                                                                           Pages
                                                                           -----

Report of Independent Accountants.........................................     2

Consolidated Financial Statements:

       Consolidated Balance Sheets as of December 31, 1997 and 1996.......     3

       Consolidated Statements of Income for the years ended
            December 31, 1997, 1996 and 1995..............................     4

       Consolidated Statements of Shareholders' Equity for the years
            ended December 31, 1997, 1996 and 1995........................     5

       Consolidated Statements of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995..............................6 -  7

       Notes to Consolidated Financial Statements.........................8 - 33

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



Virginia Beach, Virginia
February 20, 1998

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
(Dollars in thousands, except per share amounts)

                   ASSETS                                                    1997         1996
                                                                          ---------    ---------

Cash                                                                      $  11,869    $   3,440
Mortgage loans, net                                                          80,696       45,423
Real estate owned, net                                                        2,367        2,077
Securities, available for sale                                               15,201       20,140
Premises and equipment, net                                                   4,530        2,224
Other assets                                                                  3,462        1,839
                                                                          ---------    ---------
         Total assets                                                     $ 118,125    $  75,143
                                                                          =========    =========
         LIABILITIES AND EQUITY

Liabilities:
     Revolving warehouse loans                                            $  52,488    $  32,030
     Certificates of deposit                                                 17,815        1,576
     Federal Home Loan Bank advance                                           1,000           --
     Mortgage loans payable                                                   1,216          478
     Notes payable - related parties                                          6,684        6,839
     Certificates of indebtedness                                             2,396        2,343
     Loan proceeds payable                                                    6,364        2,147
     Accrued and other liabilities                                            2,837        2,201
     Income taxes payable                                                     1,161          985
     Deferred income tax liability                                            1,109        5,335
                                                                          ---------    ---------
         Total liabilities                                                   93,070       53,934
                                                                          ---------    ---------
Shareholders' equity:
     Preferred stock - Series A, $10 par value; noncumulative, voting:
         Authorized 100 shares, 90 shares issued and outstanding                  1            1
     Preferred stock - Series B, $10 par value; noncumulative, voting:
         Authorized 50,000 shares, none issued and outstanding                   --           --
     Common stock, par value - $1.00 in 1997 and $.25 in 1996:
         Authorized 40,000,000 shares,
         Issued and outstanding 5,395,408 shares in 1997
               and 5,038,736 in 1996                                          5,395          630
     Unrealized gain on securities available for sale,
          net of deferred income taxes                                        6,854       11,401
     Additional capital                                                          --        1,485
     Retained earnings                                                       12,805        7,692
                                                                          ---------    ---------
         Total equity                                                        25,055       21,209
                                                                          ---------    ---------

         Total liabilities and equity                                     $ 118,125    $  75,143
                                                                          =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 1997, 1996 and 1995
(Dollars in thousands, except share and per share amounts)

                                                            1997        1996        1995
                                                          --------    --------    --------
Revenue:
     Gain on sale of loans                                $ 33,501    $ 17,955    $  7,298
     Interest income                                        10,935       4,520       3,065
     Income from limited partnership                            --         480         596
     Gain on sale of securities                              2,796          --          --
     Other fees and income                                   4,934       1,927         939
                                                          --------    --------    --------
                                                            52,166      24,882      11,898
                                                          --------    --------    --------
Expenses:
     Compensation and related                               16,447       8,017       3,880
     General and administrative                             14,188       6,853       3,050
     Interest expense                                        6,157       3,121       2,194
     Provision for loan and foreclosed property losses       1,676       1,308         731
                                                          --------    --------    --------
                                                            38,468      19,299       9,855
                                                          --------    --------    --------

         Income before income taxes                         13,698       5,583       2,043

Provision for income taxes                                   5,638       2,259         876
                                                          --------    --------    --------

         Net income                                       $  8,060    $  3,324    $  1,167
                                                          ========    ========    ========
Net income per share:
         Basic                                            $   1.52    $   0.67    $   0.24
                                                          ========    ========    ========
         Diluted                                          $   1.51    $   0.63    $   0.23
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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995

NOTE 2.  SECURITIES:

The cost basis and fair value of the Company's securities at December 31, 1997 and 1996 are as follows (in thousands):

                                                1997                    1996
                                        --------------------    --------------------
                                          Cost        Fair        Cost        Fair
                                         Basis       Value       Basis       Value
                                        --------    --------    --------    --------
IMC Mortgage Company common stock       $    162    $ 11,585    $  1,095    $ 20,096
Adjustable rate mortgage mutual fund       3,569       3,566          --          --
FHLB stock                                    50          50          44          44
                                        --------    --------    --------    --------
                                        $  3,781    $ 15,201    $  1,139    $ 20,140
                                        ========    ========    ========    ========

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995

NOTE 3.   MORTGAGE LOANS HELD FOR SALE, CONTINUED:

Changes in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 were (in thousands):

                                       1997         1996         1995
                                     --------     --------     --------
     Balance at beginning of year    $    924     $    594     $    567
     Acquisition of Savings Bank           --           20           --
     Charge-offs                         (953)        (863)        (662)
     Recoveries                           182           28           60
     Provision                          1,534        1,145          629
                                     --------     --------     --------

         Balance at end of year      $  1,687     $    924     $    594
                                     ========     ========     ========

NOTE 4.   REAL ESTATE OWNED:

Real estate owned is valued at the lower of cost or fair market value, net of estimated disposal costs.

Changes in the real estate owned valuation allowance for the years ended December 31, 1997, 1996 and 1995 were (in thousands):

                                       1997         1996         1995
                                     --------     --------     --------
     Balance at beginning of year    $    529     $    366     $    265
     Provision                            142          163          101
                                     --------     --------     --------

         Balance at end of year      $    671     $    529     $    366
                                     ========     ========     ========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995

NOTE 5.   PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 1997 and 1996 were summarized as follows (in thousands):

                                                         1997       1996
                                                       -------    -------
     Land                                              $   240    $   240
     Buildings and improvements                          2,101        734
     Furniture, fixtures and equipment                   1,465        843
     Computer software and equipment                     1,613        778
     Vehicles                                              225        222
                                                       -------    -------

                                                         5,644      2,817
     Less accumulated depreciation and amortization      1,114        593
                                                       -------    -------

         Premises and equipment, net                   $ 4,530    $ 2,224
                                                       =======    =======

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
                                        -------
                                        $ 2,802
                                        =======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995

NOTE 7.   REVOLVING WAREHOUSE FACILITIES:

Amounts outstanding under revolving warehouse facilities at December 31, 1997 and 1996 were as follows (in thousands):

                                                                      1997        1996
                                                                    --------    --------
     Syndicated warehouse facility with commercial bank
          collateralized by mortgages/deeds of trust; expires
          December 31, 1999, with interest at 1.50% over
          applicable LIBOR rate (5.71875% at December 31, 1997);
          total credit available $100,000,000                       $ 46,734    $     --

     Syndicated seasoned loan line of credit with commercial
          banks collateralized by mortgages/deeds of trust,
          expires December 31, 1999, with interest at 2.50% over
          applicable LIBOR rate (5.71875% at December 31, 1997);
          total credit available $25,000,000                           5,754          --

     Warehouse facility with commercial bank collateralized by
          mortgages/deeds of trust; expired December 10, 1997             --      14,999

     Warehouse facility with commercial bank collateralized by
          assets of the Company; expired March 3, 1997                    --      13,516

     Warehouse facility with investor collateralized by
          mortgages/deeds of trust; expired December 10, 1997             --       3,515
                                                                    --------    --------
                                                                    $ 52,488    $ 32,030
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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995

NOTE 8.   DEPOSITS:

The following table sets forth various interest rate categories for the FDIC-insured certificates of deposit of the Savings Bank as of December 31, 1997 and 1996:

(In thousands)
                                 1997                        1996
                        ---------------------       ---------------------
                        Weighted                    Weighted
                        Average                     Average
                          Rate         Amount         Rate         Amount
                        -------       -------       -------       -------
     5.24% or less           --       $    --          5.18%      $   396
     5.25 - 5.49%          5.30%          198          5.34           495
     5.50 - 5.74           5.56           300          5.65           288
     5.75 - 5.99           5.91         8,318          5.93           397
     6.00 - 6.24           6.11         8,010            --            --
     6.25 - 6.49           6.32           989            --            --
                        -------       -------       -------       -------
                           6.01%      $17,815          5.50%      $ 1,576
                        =======       =======       =======       =======

The following table sets forth the amount and maturities of the certificates of deposit of the Savings Bank at December 31, 1997.

(In thousands)
                           Six     Over Six Months    Over One         Over
                          Months    and Less than   Year and Less       Two
                         Or Less       One Year    Than Two Years      Years          Total
                        --------       --------       --------       --------       --------
     5.25 - 5.49%       $     99       $     99       $     --       $     --       $    198
     5.50 - 5.74             300             --             --             --            300
     5.75 - 5.99           5,945          2,373             --             --          8,318
     6.00 - 6.24              99          4,353          3,558             --          8,010
     6.25 - 6.49              --             --            791            198            989
                        --------       --------       --------       --------       --------
                        $  6,443       $  6,825       $  4,349       $    198       $ 17,815
                        ========       ========       ========       ========       ========

At December 31, 1997, twenty four certificates of deposit totaling $2,400,000 were in amounts of $100,000.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995

NOTE 9.   FEDERAL HOME LOAN BANK ADVANCES:

Advances from the Federal Home Loan Bank ("FHLB") of Atlanta are summarized below by maturity date (in thousands):

                                                 1997           1996
                                               --------       --------

     Due in 1998                               $  1,000       $     --
                                               ========       ========

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

     1998                          $  1,527
     1999                             3,287
     2000                               742
     2001                               429
     2002                               699
                                   --------
                                   $  6,684
                                   ========

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

Certificates of indebtedness maturities were as follows as of December 31, 1997 (in thousands):

     1998                          $    523
     1999                                90
     2000                               709
     2001                               545
     2002                               529
                                   --------
                                   $  2,396
                                   ========

NOTE 12.   MORTGAGE LOANS PAYABLE:

The Company has two mortgage loans payable to a commercial bank. The loans are collateralized by two office buildings used by the Company for its corporate headquarters. Payments on the loans are made in monthly installments. The mortgage loans are summarized as follows (in thousands):

                                                                          1997          1996
                                                                        -------       -------
     Mortgage loan with commercial bank collateralized by office building; original amount of $590,000; monthly payments
          of $7,186; matures May 2004; with interest at 7.99%           $   428       $   478

     Mortgage loan with commercial bank collateralized by office building; original amount $800,000; monthly payments of
          $7,953; matures June 2012; with interest at 8.625%                788            --
                                                                        -------       -------
                                                                        $ 1,216       $   478
                                                                        =======       =======

Interest expense on mortgage loans payable was $73,000, $40,000 and $44,000 in 1997, 1996 and 1995, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995

NOTE 12.   MORTGAGE LOANS PAYABLE, CONTINUED:

Aggregate maturities for mortgage loans payable are as follows as of December 31, 1997 (in thousands):

     1998                          $     83
     1999                                90
     2000                                97
     2001                               105
     2002                               114
     Thereafter                         727
                                   --------
                                   $  1,216
                                   ========

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

A summary of the Company's stock options as of December 31, 1997 and the changes during the year is presented below:

                                                        Weighted
                                                        Average
                                         Options        Exercise
                                       Outstanding       Price
                                       -----------      --------
Balance, December 31, 1996                     --       $     --
Granted                                     9,200           9.75
                                         --------       --------

Balance, December 31, 1997                  9,200       $   9.75
                                         ========       ========


Options available for future grant        116,800
                                         ========

Weighted average fair value of
  options granted during year                           $   3.49
                                                        ========

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995

NOTE 15.  EARNINGS PER SHARE:

The Company's earnings per share have been calculated using SFAS No. 128, "Earnings Per Share." The statement requires calculations of basic and diluted earnings per share. These calculations are described in Note 1. The following table shows the reconciling components between basic and diluted earnings per share:

                                                              Weighted
                                                           Average Shares
                                            Net Income      Outstanding     Earnings
                                           (Numerator)     (Denominator)    Per Share
                                           -----------     -------------    ---------
For the Year Ended December 31, 1997
------------------------------------
Basic earnings per share                   $8,060,000        5,310,263       $ 1.52

Effect of dilutive securities:
     Stock options                                 --            1,162           --
     Common stock issued January 5,
        1998 (See Note 25)                         --           34,532         (.01)
                                           ----------       ----------       ------

Diluted earnings per share                 $8,060,000        5,345,957       $ 1.51
                                           ==========       ==========       ======

For the Year Ended December 31, 1996
------------------------------------

Basic earnings per share                   $3,324,000        4,964,244       $ 0.67

Effect of dilutive securities:
     Warrants                                      --          316,859         (.04)
                                           ----------       ----------       ------

Diluted earnings per share                 $3,324,000        5,281,103       $ 0.63
                                           ==========       ==========       ======

For the Year Ended December 31, 1995
------------------------------------

Basic earnings per share                   $1,167,000        4,913,168       $ 0.24

Effect of dilutive securities:
     Warrants                                      --          149,641         (.01)
                                           ----------       ----------       ------

Diluted earnings per share                 $1,167,000        5,062,809       $ 0.23
                                           ==========       ==========       ======

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
                                =======        =======        =======

The provision for income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal tax rate to income before taxes. The principal reasons for these differences for the years ended December 31, 1997, 1996 and 1995 were (in thousands):

                                                        1997          1996           1995
                                                      -------       -------        -------
     Provision for income taxes at
         statutory federal rate                       $ 4,731       $ 1,898        $   695
     State income taxes, net of federal benefit           827           332            121
     Nondeductible expenses                                79            30             28
     Other, net                                             1            (1)            32
                                                      -------       -------        -------
                                                      $ 5,638       $ 2,259        $   876
                                                      =======       =======        =======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995

NOTE 16.   INCOME TAXES, CONTINUED:

Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 were:

                                                                 1997            1996
                                                               --------        --------
     Deferred tax assets:
         Allowance for loan and real estate owned losses       $    912        $    580
         Deferred loan fees                                         487             443
         Mark to market on mortgage loans held for sale           1,790             964
         Deferred income                                             52              68
         Other                                                      244             239
                                                               --------        --------

              Total deferred tax assets                           3,485           2,294

     Deferred tax liabilities:
         Market value of securities                               4,568           7,601
         Other                                                       26              28
                                                               --------        --------

              Total deferred tax liabilities                      4,594           7,629
                                                               --------        --------

                  Net deferred liability                       $ (1,109)       $ (5,335)
                                                               ========        ========

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

At December 31, 1997 and 1996, the Savings Bank was classified as a "well-capitalized" institution (financial institutions that maintain total risk based capital in excess of 10%) as determined by the OTS and satisfied all regulatory capital requirements, as shown in the following table reconciling the Bank's capital to regulatory capital (in thousands):

                                                      Tangible          Core         Risk-Based
                                                       Capital         Capital         Capital
December 31, 1997                                      -------         -------         -------
-----------------
     GAAP capital                                      $ 3,242         $ 3,242         $ 3,242
     Add: unrealized loss on securities                      2               2               2
     Nonallowable asset:  goodwill                        (132)           (132)           (132)
     Additional capital item:  general allowance            --              --              73
                                                       -------         -------         -------

     Regulatory capital - computed                       3,112           3,112           3,185
     Minimum capital requirement                           336             895           1,249
                                                       -------         -------         -------

     Excess regulatory capital                         $ 2,776         $ 2,217         $ 1,936
                                                       =======         =======         =======
     Ratios:
         Regulatory capital - computed                   13.91%          13.91%          20.40%
         Minimum capital requirement                      1.50            4.00            8.00
                                                       -------         -------         -------

     Excess regulatory capital                           12.41%           9.91%          12.40%
                                                       =======         =======         =======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995

NOTE 20.   REGULATORY CAPITAL, CONTINUED:

                                                      Tangible          Core         Risk-Based
                                                       Capital         Capital         Capital
December 31, 1996                                      -------         -------         -------
-----------------
     GAAP capital                                      $ 3,027         $ 3,027         $ 3,027
     Nonallowable asset:  goodwill                        (146)           (146)           (146)
     Additional capital item:  general allowance            --              --              24
                                                       -------         -------         -------

     Regulatory capital - computed                       2,881           2,881           2,905
     Minimum capital requirement                            71             189             156
                                                       -------         -------         -------

     Excess regulatory capital                         $ 2,810         $ 2,692         $ 2,749
                                                       =======         =======         =======
     Ratios:
         Regulatory capital - computed                   60.93%          60.93%         148.64%
         Minimum capital requirement                      1.50            4.00            8.00
                                                       -------         -------         -------

     Excess regulatory capital                           59.43%          56.93%         140.64%
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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1997, 1996 and 1995

NOTE 26.   QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly operating results for each of the four quarters in 1997 and 1996:

(In thousands, except per share data)

                               March 31     June 30   September 30   December 31
                               --------     -------   ------------   -----------
1997:
Gain on sale of loans          $ 7,252      $ 8,133      $ 8,656       $ 9,460
Net interest income                613        1,426        1,520         1,219
Provision for losses               281          417          435           543
Other income                       788          772        4,366         1,815
Other expenses                   5,807        7,068        8,255         9,516
                               -------      -------      -------       -------
Income before income taxes       2,565        2,846        5,852         2,435
Provision for income taxes       1,026        1,171        2,416         1,025
                               -------      -------      -------       -------
Net income                     $ 1,539      $ 1,675      $ 3,436       $ 1,410
                               =======      =======      =======       =======
Basic net income per share     $  0.30      $  0.32      $  0.64       $  0.26
                               =======      =======      =======       =======

1996:
Gain on sale of loans          $ 2,477      $ 3,881      $ 4,819       $ 6,778
Net interest income                437          268          320           374
Provision for losses               375          381          585           (33)
Other income                       381          711          309         1,006
Other expenses                   2,407        2,918        3,537         6,008
                               -------      -------      -------       -------
Income before income taxes         513        1,561        1,326         2,183
Provision for income taxes         205          596          556           902
                               -------      -------      -------       -------
Net income                     $   308      $   965      $   770       $ 1,281
                               =======      =======      =======       =======
Basic net income per share     $  0.06      $  0.18      $  0.15       $  0.24
                               =======      =======      =======       =======

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