Form 10-Q/A
period 1998-03-31
APPROVED FINANCIAL CORP
filed 1998-07-13
CIK 1053924

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                             -
                                 AMENDMENT NO. 2

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

* Registration is pending, all reports that would have been required if registered have been filed.

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

                          PART I. FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997
(Dollars in thousands, except per share amounts)

                                                                            1998        1997
                                                                         ---------   ---------
                ASSETS                                                  (Unaudited)

Cash                                                                     $  12,235   $  11,869
Mortgage loans, net                                                         72,565      80,696
Real estate owned, net                                                       1,938       2,367
Securities, available for sale                                              17,173      15,201
Premises and equipment, net                                                  4,727       4,530
Goodwill, net                                                                3,980         775
Loan sale receivable                                                         5,756          --
Other assets                                                                 3,078       2,687
                                                                         ---------   ---------
        Total assets                                                     $ 121,452   $ 118,125
                                                                         =========   =========
         LIABILITIES AND EQUITY

Liabilities:
    Revolving warehouse loans                                            $  49,793   $  52,488
    Certificates of deposit                                                 18,614      17,815
    Federal Home Loan Bank advance                                           1,380       1,000
    Mortgage loans payable                                                   1,196       1,216
    Notes payable - related parties                                          6,611       6,684
    Certificates of indebtedness                                             2,312       2,396
    Loan proceeds payable                                                    6,077       6,364
    Accrued and other liabilities                                            4,010       2,837
    Income taxes payable                                                       819       1,161
    Deferred income tax liability                                            2,385       1,109
                                                                         ---------   ---------
        Total liabilities                                                   93,197      93,070
                                                                         ---------   ---------
Shareholders' equity:
    Preferred stock - Series A, $10 par value; noncumulative, voting:
        Authorized 100 shares, 90 shares issued and outstanding                  1           1
    Preferred stock - Series B, $10 par value; noncumulative, voting:
        Authorized 50,000 shares, none issued and outstanding                   --          --
    Common stock, par value - $1.00:
        Authorized 40,000,000 shares,
        Issued and outstanding 5,512,114 shares in 1998
            and 5,395,408 in 1997                                            5,512       5,395
    Accumulated other comprehensive income                                   7,950       6,854
    Additional capital                                                         552           0
    Retained earnings                                                       14,240      12,805
                                                                         ---------   ---------
        Total equity                                                        28,255      25,055
                                                                         ---------   ---------
        Total liabilities and equity                                     $ 121,452   $ 118,125
                                                                         =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
for the three months ended March 31, 1998 and 1997 (Dollars in thousands, except share and per share amounts)
(Unaudited)

                                                                 1998         1997
                                                              ---------    ---------
Revenue:
    Gain on sale of loans                                     $   9,754    $   7,252
    Interest income                                               2,602        1,950
    Other fees and income                                         1,482          788
                                                              ---------    ---------
                                                                 13,838        9,990
                                                              ---------    ---------
Expenses:
    Compensation and related                                      6,019        3,556
    General and administrative                                    3,909        2,251
    Interest expense                                              1,548        1,337
    Provision for loan and foreclosed property losses              (111)         281
                                                              ---------    ---------
                                                                 11,365        7,425
                                                              ---------    ---------
        Income before income taxes                                2,473        2,565

Provision for income taxes                                        1,038        1,026
                                                              ---------    ---------

        Net income                                            $   1,435    $   1,539

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (loss) arising during period        1,096       (1,440)
                                                              ---------    ---------
Comprehensive income                                          $   2,531    $      99
                                                              =========    =========
Net income per share:
        Basic                                                 $    0.26    $    0.30
                                                              =========    =========
        Diluted                                               $    0.26    $    0.29
                                                              =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 1998 and 1997
(In thousands)
(Unaudited)

                                                                     1998            1997
                                                                  ----------     ----------
Operating activities:
    Net income                                                    $    1,435     $    1,539
    Adjustments to reconcile net income to net
           cash provided by (used in) operating activities:
        Depreciation of premises and equipment                           180             95
        Amortization of goodwill                                          88              4
        Provision for loan losses                                         17            372
        Provision for losses on real estate owned                       (127)            96
        Loss on sale of real estate owned                                178            149
        Gain on sale of loans                                         (9,754)        (7,252)
        Proceeds from sales and prepayments of loans                 133,366        100,115
        Loans held for sale originations                            (116,256)      (111,070)
        Real estate owned capital improvements                           (67)            --
        Changes in operating assets and liabilities:
           Loan sale receivable                                       (5,756)       (16,263)
           Other assets                                                 (393)           294
           Accrued and other liabilities                                 884         (1,745)
       Income taxes payable                                             (342)          (269)
       Deferred income taxes                                             541         (2,110)
                                                                  ----------     ----------

           Net cash provided by (used in) operating activities         3,994        (36,045)

Investing activities:
    Purchases of premises and equipment                                 (390)          (405)
    Goodwill                                                          (3,293)            --
    Sales of premises and equipment                                       13             --
    Sales of real estate owned                                         1,181            472
    Recoveries on loans charged off                                       23             97
    Purchases of ARM fund shares                                         (51)            --
    Purchases of FHLB stock                                              (96)            --
                                                                  ----------     ----------
           Net cash provided by (used in) investing activities        (2,613)           164

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the three months ended March 31, 1998 and 1997
(In thousands)
(Unaudited)

                                                                     1998           1997
                                                                  ----------     ----------
Financing activities:
    Proceeds from revolving warehouse loans                       $   98,257     $  123,503
Principal payments on revolving warehouse loans                     (100,952)       (87,366)
    Proceeds from FHLB advances                                          380             --
    Principal payments on mortgage loans payable                         (20)           (12)
    Net increase (decrease) in:
        Notes payable - related parties                                  (73)           298
        Certificates of indebtedness                                     (83)           (10)
        Certificates of deposit                                          799            200
        Issuance of common stock                                         677             --
    Exercise of common stock warrants                                     --             68
                                                                  ----------     ----------
           Net cash provided by (used in) financing activities        (1,015)        36,681
                                                                  ----------     ----------

Net increase in cash                                                     366            800

Cash at beginning of period                                           11,869          3,440
                                                                  ----------     ----------

Cash at end of period                                             $   12,235     $    4,240
                                                                  ==========     ==========
Supplemental cash flow information:
    Cash paid for interest                                        $    1,553     $    1,097
    Cash paid for income taxes                                           834            817

Supplemental non-cash information:
    Loan balances transferred to real estate owned                $      736     $      999

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 1998 and 1997 (Unaudited)

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") engage in the consumer finance business of originating, servicing and selling home equity loans secured primarily by first and second liens on one-to-four family residential properties. Approved has two wholly owned subsidiaries. Approved Residential Mortgage, Inc. ("ARMI") had broker operations in eleven states and 26 retail offices in eleven states for the period ended March 31, 1998. Approved Federal Savings Bank (the "Savings Bank") is a federally chartered thrift institution. The Savings Bank has a wholly owned subsidiary operating as a title insurance agency.

PRINCIPLES OF ACCOUNTING AND CONSOLIDATION: The consolidated financial statements of the Company include the accounts of Approved and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for the three months ended March 31, 1998 and 1997 and its consolidated financial position at March 31, 1998 and December 31, 1997. The discussion includes some forward-looking statements involving estimates and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements, as a result of certain factors such as reduced demand for loans, competitive forces, limits on available funds and market forces affecting the price of the Company's common stock and other risk factors as disclosed in the Company's Form 10 and 10-K filed with the Securities and Exchange Commission. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information.

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

     ORIGINATION  OF  MORTGAGE  LOANS.   The  following  table  shows  the  loan
originations in dollars and units for the Company's broker and retail units for the three months ended March 31, 1998 and 1997:

(Dollars in thousands) Three Months Ended
        March 31, 1998                              1998         1997
-----------------------------------------        ---------    ---------

Dollar Volume of Loan Originations:
        Broker                                   $  49,295    $  63,821
        Retail                                      59,529       47,156
                                                 ---------    ---------
        Total                                    $ 108,824    $ 110,977
                                                 =========    =========

Number of Loans Originated:
        Broker                                         905        1,038
        Retail                                       1,122          869
                                                 ---------    ---------
        Total                                        2,027        1,907
                                                 =========    =========

The Company also brokers loans to various other lenders when loans do not meet the Company's underwriting guidelines. For the three months ended March 31, 1998, the Company brokered $15 million in loans. No records on brokered loan volume were kept for the three months ended March 31, 1997. (See Item 2 section "Other Income" for discussion on brokered loan fees)

The following tables summarize mortgage loan originations, by state, for the three months ended March 31, 1998 and 1997:

(In thousands)
Periods Ended
March 31,                                  1998                     1997
---------                        ---------------------    ---------------------
                                   Dollars     Percent      Dollars     Percent
                                 ----------    -------    ----------    -------
Broker Division:
    Florida                      $   13,907      12.8%    $   12,675      11.4%
    Georgia                           9,479       8.7         15,404      13.9
    Ohio                              6,951       6.4          4,160       3.7
    Maryland                          6,477       6.0          6,470       5.8
    North Carolina                    5,666       5.2          7,604       6.9
    South Carolina                    3,187       2.9          2,535       2.2
    Virginia                          1,580       1.5          2,527       2.3
    Tennessee                           750       0.7            424       0.4
    Illinois                            659       0.6          5,754       5.2
    Michigan                            567       0.5          2,472       2.2
    Indiana                              72       0.1          3,796       3.4
                                 ----------    ------     ----------    ------
        Total Broker Division    $   49,295      45.4%    $   63,821      57.4%
                                 ==========    ======     ==========    ======

Retail Division:
    Maryland                     $   16,024      14.7%    $   15,793      14.2%
    North Carolina                   12,213      11.2          7,842       7.1
    Virginia                          9,458       8.7          6,958       6.3
    Georgia                           5,781       5.3          7,175       6.5
    Ohio                              4,686       4.3          2,401       2.2
    South Carolina                    4,358       4.0          1,981       1.8
    Delaware                          2,869       2.6          4,735       4.3
    Kentucky                          2,633       2.4             --        --
    Florida                             965       0.9              0         0
    Indiana                             542       0.5             --        --
    Illinois                             --        --            271       0.2
                                 ----------    ------     ----------    ------
        Total Retail Division    $   59,529      54.6%    $   47,156      42.6%
                                 ==========    ======     ==========    ======

Total originations:
    Maryland                     $   22,501      20.7%    $   22,263      20.1%
    North Carolina                   17,879      16.5         15,446      14.0
    Georgia                          15,260      14.0         22,579      20.3
    Florida                          14,872      13.7         12,675      11.4
    Ohio                             11,637      10.7          6,561       5.9
    Virginia                         11,038      10.1          9,485       8.5
    South Carolina                    7,545       6.9          4,516       4.1
    Delaware                          2,869       2.6          4,735       4.3
    Kentucky                          2,633       2.4             --        --
    Tennessee                           750       0.7            424       0.4
    Illinois                            659       0.6          6,025       5.4
    Indiana                             614       0.6          3,796       3.4
    Michigan                            567       0.5          2,472       2.2
                                 ----------    ------     ----------    ------
        Total originations       $  108,824     100.0%    $  110,977     100.0%
                                 ==========    ======     ==========    ======

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

(In thousands)

                                                             March 31, 1998                   March 31, 1997
                                                          -------------------               -----------------
                                                                      Average                         Average
                                            Average                    Yield/     Average              Yield/
                                            Balance       Interest      Rate      Balance   Interest    Rate
                                            -------       --------      ----      -------   --------    ----
Interest-earning assets:
    Loans receivable (1)                   $  79,378      $  2,487      12.71%    $63,207    $1,909     12.25%
    Cash and other interest-
      earning assets                           7,612           115       6.13       3,107        41      5.35
                                           ---------      --------      -----     -------    ------     -----
                                              86,990         2,602      12.13%     66,314     1,950     11.93%
                                                          --------      -----                ------     -----

Non-interest-earning assets:
    Allowance for loan losses                 (1,629)                              (1,181)
    Investment in IMC                         12,012                               19,496
    Premises and equipment, net                4,636                                2,249
    Other                                     17,926                                5,623
                                           ---------                             --------
    Total assets                           $ 119,935                             $ 92,501
                                           =========                             ========
Interest-bearing liabilities:
    Revolving warehouse lines              $  54,350         1,003       7.48%    $53,112     1,079      8.24
    FDIC-insured deposits                     18,979           285       6.09%      1,726        24      5.64
    Other interest-bearing
      liabilities                             11,270           260       9.36%     11,640       234      8.15
                                           ---------      --------      -----     -------    ------     -----
                                              84,599         1,548       7.42%     66,478     1,337      8.16
                                                          --------      -----                ------     -----

Non-interest-bearing liabilities               8,963                                1,281
                                           ---------                             --------

    Total liabilities                         93,562                               67,759
Shareholders' equity                          26,373                               24,742
                                           ---------                             --------

    Total liabilities and equity           $ 119,935                             $ 92,501
                                           =========                             ========

Average dollar difference between
  interest-earning assets and interest-
  bearing liabilities                      $   2,391                             $   (164)
                                           =========                             ========
Net interest income                                      $   1,054                           $  613
                                                         =========                           ======
Interest rate spread (2)                                                 4.71%                           3.77%
                                                                        =====                           =====
Net annualized yield on average
  interest-earning assets                                                4.91%                           3.75%
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

                                      Three Months Ended           Three Months Ended
                                        March 31, 1998               March 31, 1997
                                          Compared to                  Compared to
                                        March 31, 1997               March 31, 1996
                                --------------------------    --------------------------
                                Increase (Decrease) due to    Increase (Decrease) due to
                                Volume      Rate     Total    Volume      Rate     Total
                                ------      ----     -----    ------      ----     -----
Interest-Earning Assets:
  Loan Receivable                $ 504     $  74     $ 578     $ 913     $(122)    $ 791
  Cash and Other Interest-
     Earning Assets                 67         7        74        38         0        38
                                 -----     -----     -----     -----     -----     -----
                                   571        81       652       951      (122)      829
                                 -----     -----     -----     -----     -----     -----
Interest-Bearing Liabilities:
  Revolving Warehouse Lines         26      (102)      (76)      598       (54)      544
  FDIC-Insured Deposits            259         2       261        24         0        24
  Other Interest-
    Bearing Assets                  (7)       33        26        95       (10)       85
                                 -----     -----     -----     -----     -----     -----
                                   278       (67)      211       717       (64)      653
                                 -----     -----     -----     -----     -----     -----
Net Interest Income              $ 293     $ 148     $ 441     $ 234     $ (58)    $ 176
                                 =====     =====     =====     =====     =====     =====

OTHER INCOME. In addition to interest on the loan portfolio and gains from the sale of loans, the Company derives income from fees on loans originated by the Company's retail offices acting in a broker capacity through other lenders, "brokered loan fees". Also, the Company obtains income from other fees charged to the borrowers such as document preparation fees, underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. For the three months ended March 31, 1998, other income totaled $1,483,000, compared to $788,000 for the same period in 1997. The increase of $695,000, for the three months ended March 31, 1998 was primarily the result of increases in brokered loan fees. Brokered loan fees increased by $624,000 to $701,000 for the three months ended March 31, 1998, from $77,000 for the three months ended March 31, 1997. Increases in underwriting service and document preparation fees contributed to the remainder of the increase.

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

     The company maintains a reserve for loan losses of approximately 2% of the outstanding gross loans receivable balance. The decrease in the allowance for loan losses relates to a decrease in the balance of gross loans receivable at March 31, 1998, when compared to the balance at December 31, 1997. All charge-offs and recoveries related to mortgage loans, and writedowns of foreclosed properties to appraised value at the time of repossession are recorded in the allowance for mortgage loan losses.

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

     The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for the three months ended March 31, 1998 and the year ended December 31, 1997 (In thousands):

                                                        1998         1997
                                                      -------      -------

Balance at beginning of period                        $   671      $   529
Provision charged to expense                             (127)         142
                                                      -------      -------

Balance at end of period                              $   544      $   671
                                                      =======      =======
Real estate owned at period-end, gross
    of allowance for losses                           $ 2,482      $ 3,038

Ratio of allowance for REO losses
    to gross real estate owned at period-end           21.92%       22.09%

Note:  This reserve is in addition to the reserve for loan losses.

     The company maintains a reserve on its REO's based upon management's assessment of appraised values. The decrease in the provision for foreclosed property losses relates to a decrease in the amount of outstanding REO's at March 31, 1998 when compared to December 31, 1997. While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

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

     SAVINGS BANK REGULATORY LIQUIDITY. Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or savings banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to withdrawal savings and borrowings due in one year or less is 5.0%. Penalties are assessed for noncompliance. In 1998 and 1997, the Savings Bank maintained liquidity in excess of the required amount, and management anticipates that it will continue to do so.

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

HEDGING ACTIVITIES

     The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income The majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. From time to time, the Company will try to offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale by entering into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. However, the Company does not find this cost effective in most instances, since the majority of the loans are sold within a sixty-day period. The Company did not have any treasury security contracts at March 31, 1998.

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

     The majority of the loans originated by the Company are sold through the Company's loan sale strategies in an attempt to limit its exposure to interest rate risk in addition to generating cash revenues. The Company sold approximately 90% and 88% of the total loans originated during the years ended December 31,1996 and 1997, respectively, and expects to sell the majority of its loan originations during the same twelve month period in which they are funded by the Company in future periods. As a result, loans are held on average for less than 12 months in the Company's portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at March 31, 1998, as anticipated, and is expected to remain negative in future periods. The Company has no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that the Company sells the majority of its loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans. The Company's one-year gap was a negative 50.23% of total assets at March 31, 1998, as illustrated in the following table:

     Asset and  liability  management  strategies  impact the one year  maturity
"gap," which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less. The Company's one-year gap was a negative 50.23% of total assets at March 31, 1998, as follows:

(In thousands)

                                                                 One Year                     Three to      More Than
                                                    Total         or Less       Two Years    Four Years     Four Years
                                                    -----         -------       ---------    ----------     ----------
Interest-earning assets:
    Loans receivable (1)                          $  74,093      $   1,317      $     779     $   1,908      $  70,088
    Cash and other interest-
      earning assets                                  7,565          7,565             --            --             --
                                                  ---------      ---------      ---------     ---------      ---------
                                                     81,658      $   8,882      $     779     $   1,908      $  70,088
                                                                 =========      =========     =========      =========
Non-interest-earning assets:
    Allowance for loan losses                        (1,529)
    Investment in IMC                                13,414
    Premises and equipment, net                       4,727
    Other                                            23,182
                                                  ---------
    Total assets                                  $ 121,452
                                                  =========
Interest-bearing liabilities:
    Revolving warehouse lines                     $  49,793      $  49,793      $      --     $      --      $      --
    FDIC-insured deposits                            18,614         13,856          3,963           795             --
    Other interest-
      bearing liabilities                            11,500          6,234          1,561         2,241          1,464
                                                  ---------      ---------      ---------     ---------      ---------
                                                     79,907      $  69,883      $   5,524     $   3,036      $   1,464
                                                                 =========      =========     =========      =========

Non-interest-bearing liabilities                     13,290
                                                  ---------
    Total liabilities                                93,197
Shareholders' equity                                 28,255
                                                  ---------
    Total liabilities and equity                  $ 121,452
                                                  =========
Maturity/repricing gap                                           $ (61,001)     $  (4,745)    $  (1,128)     $  68,624
                                                                 =========      =========     =========      =========
Cumulative gap                                                   $ (61,001)     $ (65,746)    $ (66,874)     $   1,750
                                                                 =========      =========     =========      =========
As percent of total assets                                         - 50.23%       - 54.13%      - 55.06%          1.44%
                                                                 =========      =========     =========      =========
As percent of total interest earning assets                        - 74.70%       - 80.51%      - 81.90%          2.14%
                                                                 =========      =========     =========      =========
Ratio of Cumulative Interest Earning Assets to
     Cumulative Interest Earning Liabilities                          .13x           .14x          .63x            48x
                                                                 =========      =========     =========      =========

=============
Loans shown gross of allowance for loan losses, net of premiums/discounts

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

     Loans delinquent 31 days as a percentage of total loans outstanding increased to 9.13% at March 31, 1998 from 5.50% at December 31, 1998 primarily as a result of an increase in the dollar amount of loans delinquent 31-60 days and a decrease in the dollar amount of total loans outstanding. The dollar amount of loans delinquent 31-60 days increased from $866,000 at December 31, 1997 to $2,418,000 on March 31, 1998 as a result of normal seasonal factors related to an increase in current payment liabilities of many customers due to holiday credit charges. The dollar amount of total loans outstanding decreased because the Company sold more loans than it originated during the quarter.

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

     SFAS 114 does not apply to larger groups of homogeneous loans such as consumer installment and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property and construction real estate loans. Most of the Company's loans are collectively evaluated for impairment. The Company's impaired loans are nonaccrual loans, as generally loans are placed on nonaccrual status on the earlier of the date that principal or interest amounts are 60 days or more past due (90 days or more in the case of loan held by the Savings Bank) or the date that collection of such amounts is judged uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Nonaccrual loans were $4,352,000 and $716,000 at March 31, 1998 and 1997, respectively. The amount of interest that would have been recorded had these loans not been placed on nonaccrual status was approximately $131,000 and $21,000 for the three months ended March 31, 1998 and 1997, respectively. The amount of interest income on the nonaccrual loans, that was included in net income for the three months ended March 31, 1998 was $13,000. The data for interest income on nonaccrual loans, that was included in net income for the three months ended March 31, 1997 was not available.

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


Date:  ______________________           APPROVED FINANCIAL CORP.


                                        By: ________________________________
                                            Allen Wykle,
                                            President and Chairman of the Board


                                        By: ________________________________
                                            Eric S. Yeakel,
                                            Its Treasurer and
                                            Chief Financial Officer