Form 10-Q
period 1998-06-30
APPROVED FINANCIAL CORP
filed 1998-08-13
CIK 1053924

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q




  X      Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities
-----    Act of 1934 for the quarterly  period ended June 30, 1998.

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.

                        Commission File Number 000-23775

                            Approved Financial Corp.
             (Exact Name of Registrant as Specified in its Charter)


               Virginia                                     52-0792752
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                   Identification Number)



          3420 Holland Road, Suite 107, Virginia Beach, Virginia 23452
               (Address of Principal Executive Office) (Zip Code)

                                  757-430-1400
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X No   .
                                      ---  ---

The number of shares outstanding of the registrant's $1.00 par value common stock, as of August 8, 1998 : 5,512,114 shares
                             -----------------

                            APPROVED FINANCIAL CORP.

                                      INDEX


PART I.           FINANCIAL INFORMATION                               Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1997                           1

         Consolidated Statements of Income
           for the three months ended June 30, 1998
           and June 30, 1997.                                            2

         Consolidated Statements of Income
           for the six months ended June 30, 1998
           and June 30, 1997.                                            3


         Consolidated Statements of Cash Flows for
           the six months ended June 30, 1998
           and June 30, 1997.                                            4


         Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition                 8

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                  25


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings                                              29

Item 2.  Changes in Securities                                          29

Item 3.  Defaults Upon Senior Securities                                29

Item 4.  Submission of Matters to a Vote of Security Holders            29

Item 5.  Other Information                                              29

Item 6.  Exhibits and Reports on Form 8-K                               29

                         PART I . FINANCIAL INFORMATION

Item 1. Financial Statements

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
As of June 30,1998 and December 31, 1997

(Dollars in thousands)


                                                                           1998                 1997
                                                                         --------             --------
                   ASSETS                                               (Unaudited)

Cash                                                                     $ 10,468             $ 11,869
Mortgage loans, net                                                        66,792               80,696
Real estate owned, net                                                      2,633                2,367
Securities, available for sale                                             13,168               15,201
Premises and equipment, net                                                 4,767                4,530
Goodwill, net                                                               3,878                  775
Loan sale receivable                                                        1,794                 --
Other assets                                                                5,550                2,687
                                                                         --------             --------
         Total assets                                                    $109,050             $118,125
                                                                         ========             ========

         LIABILITIES AND EQUITY

Liabilities:

     Revolving warehouse lines of credit                                 $ 37,491             $ 52,488
     Certificates of deposit                                               21,977               17,815
     Federal Home Loan Bank advance                                         1,380                1,000
     Mortgage loans payable                                                 1,176                1,216
     Notes payable - related parties                                        6,537                6,684
     Certificates of indebtedness                                           2,337                2,396
     Loan proceeds payable                                                  5,415                6,364
     Accrued and other liabilities                                          3,994                2,837
     Income taxes payable                                                    --                  1,161
     Deferred income tax liability                                          1,798                1,109
                                                                         --------             --------
         Total liabilities                                                 82,105               93,070
                                                                         --------             --------

Shareholders' equity:
     Preferred stock - Series A, $10 par value; noncumulative, voting:
         Authorized 100 shares, 90 shares issued and outstanding                1                    1
     Preferred stock - Series B, $10 par value; noncumulative, voting:
         Authorized 50,000 shares, none issued and outstanding               --                   --
     Common stock, par value - $1.00:
         Authorized 40,000,000 shares,
         Issued and outstanding 5,512,114 shares in 1998
               and 5,395,408 in 1997                                        5,512                5,395
     Accumulated other comprehensive income                                 6,127                6,854
     Additional capital                                                       552                    0
     Retained earnings                                                     14,753               12,805
                                                                         --------             --------
         Total equity                                                      26,945               25,055
                                                                         --------             --------

         Total liabilities and equity                                    $109,050             $118,125
                                                                         ========             ========

The accompanying notes are an integral part of the consolidated financial statements.


APPROVED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
for the three months ended June 30, 1998 and 1997
(Dollars in thousands, except share and per share amounts)

(Unaudited)
                                                                                    1998             1997
                                                                                -----------    -------------

Revenue:
     Gain on sale of loans                                                          $ 8,779         $  8,133
     Interest income                                                                  2,653            2,946
     Other fees and income                                                            1,678              772
                                                                                -----------    -------------
                                                                                     13,110           11,851
                                                                                -----------    -------------

Expenses:

     Compensation and related benefits                                                5,980            4,016
     General and administrative                                                       2,820            2,600
     Loan production expenses                                                           972              452
     Interest expense                                                                 1,535            1,521
     Provision for loan and foreclosed property losses                                  949              417
                                                                                -----------    -------------

                                                                                     12,256            9,006
                                                                                -----------    -------------

         Income before income taxes                                                     854            2,845

Provision for income taxes                                                              341            1,170
                                                                                -----------    -------------

         Net income                                                                  $  513         $  1,675


Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (loss) arising during period                           (1,823)           3,164
                                                                                -----------    -------------


Comprehensive income/(loss)                                                     $    (1,310)   $       4,839
                                                                                ===========    =============


Net income per share:
         Basic                                                                  $      0.09    $        0.31
                                                                                ===========    =============

         Diluted                                                                $      0.09    $        0.31
                                                                                ===========    =============


Weighted average number of shares outstanding:
         Basic                                                                    5,512,114        5,376,884
         Diluted                                                                  5,515,702        5,376,884





The accompanying notes are an integral part of the consolidated financial statements.




APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

for the six months ended June 30, 1998  and 1997
(Dollars in thousands, except share and per share amounts)
(Unaudited)

                                                                                     1998             1997
                                                                                   --------         --------

Revenue:
     Gain on sale of loans                                                         $ 18,533         $ 15,385
     Interest income                                                                  5,254            4,897
     Other fees and income                                                            3,161            1,560
                                                                                   --------         --------
                                                                                     26,948           21,842
                                                                                   --------         --------

Expenses:

     Compensation and related benefits                                               11,999            7,516
     General and administrative                                                       5,832            4,638
     Loan production expense                                                          1,868              721
     Interest expense                                                                 3,084            2,858
     Provision for loan and foreclosed property losses                                  838              698
                                                                                   --------         --------

                                                                                     23,621           16,431
                                                                                   --------         --------

         Income before income taxes                                                   3,327            5,411

Provision for income taxes                                                            1,380            2,197
                                                                                   --------         --------

         Net income                                                                $  1,947         $  3,214


Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (loss) arising during period                             (726)            (215)
                                                                                   --------         --------

Comprehensive income                                                               $  1,221         $  2,999
                                                                                   ========         ========

Net income per share:
         Basic                                                                     $   0.35         $   0.62
                                                                                   ========         ========

         Diluted                                                                   $   0.35         $   0.62
                                                                                   ========         ========


Weighted average number of shares outstanding:
         Basic                                                                    5,509,535        5,224,966
                                                                                  =========        =========

         Diluted                                                                  5,515,072        5,224,966
                                                                                  =========        =========





The accompanying notes are an integral part of the consolidated financial statements.




APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 1998 and 1997

(In thousands)
(Unaudited)
                                                                                 1998            1997
                                                                              ---------       ---------

Operating activities:
     Net income                                                               $   1,948       $   3,214
     Adjustments to reconcile net income to net
              cash provided by (used in) operating activities:
         Depreciation of premises and equipment                                     526             149
         Provision for loan losses                                                  720             485
         Provision for losses on real estate owned                                  119             200
         Loss on sale of real estate owned                                          243             353
         Gain on sale of loans                                                  (18,533)        (15,385)
         Proceeds from sales and prepayments of loans                           256,736         221,979
         Loans held for sale originations                                      (227,952)       (228,907)
         Loss on sale of securities                                                   1            --
         Changes in operating assets and liabilities:
             Loan sale receivable                                                (1,794)        (16,413)
             Goodwill                                                            (3,293)           --
             Other assets                                                        (1,151)         (1,518)
             Accrued and other liabilities, net of effects from
               acquisition of Armada LLC                                            884           1,154
             Income taxes payable                                                (2,874)             26
             Deferred income taxes                                                1,176             141
                                                                              ---------       ---------

              Net cash provided by (used in) operating activities                 6,756         (34,522)


Investing activities:
     Purchases of premises and equipment                                           (590)         (1,879)
     Sales of premises and equipment                                                 17            --
     Sales of real estate owned                                                   2,305           1,152
     Purchases of securities                                                       (188)         (1,005)
       Sales of securities                                                        1,000            --
                                                                              ---------       ---------

              Net cash provided by (used in) investing activities                 2,544          (1,732)


APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued for the six months ended June 30, 1998 and 1997
(In thousands)
(Unaudited)

                                                                                 1998            1997
                                                                              ---------       ---------

Financing activities:

     Proceeds from revolving warehouse line of credit                         $ 206,151       $ 244,703
     Principal payments on revolving warehouse line of credit                  (221,148)       (211,038)
     Principal payments on mortgage loans payable                                   (40)            (24)
     Proceeds from mortgage loans payable                                          --               800
     Proceeds from FHLB advances                                                    380            --
     Net increase (decrease) in:
         Notes payable - related parties                                           (146)            167
         Certificates of indebtedness                                               (60)             (6)
         Certificates of deposit                                                  4,162             883
     Exercise of common stock warrants                                             --               332
                                                                              ---------       ---------


              Net cash provided by (used in) financing activities               (10,701)         35,817
                                                                              ---------       ---------


Net decrease in cash                                                             (1,401)           (437)

Cash at beginning of period                                                      11,869           3,440
                                                                              ---------       ---------

Cash at end of period                                                         $  10,468       $   3,003
                                                                              =========       =========


Supplemental cash flow information:
     Cash paid for interest                                                   $   3,094       $   1,565
     Cash paid for income taxes                                                   3,078           2,383


Supplemental non-cash information:
     Loan balances transferred to real estate owned                           $   2,731       $   1,998
     Exchange of stock for acquisition of Armada Residential
     Mortgage LLC                                                                   669            --



The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the three and six  months ended June 30, 1998 and 1997 (Unaudited)



Note 1.    Organization and Summary of Significant Accounting Policies:


Organization: Approved Financial Corp., a Virginia corporation, and its subsidiaries (collectively, "Approved", the "Company") engage in the consumer finance business of originating, servicing and selling home equity loans secured primarily by first and second liens on one-to-four family residential properties. Approved has two wholly owned subsidiaries, Approved Residential Mortgage, Inc. ("ARMI") and Approved Federal Savings Bank (the "Savings Bank"). During the six month period ended June 30, 1998, ARMI originated loans through its broker network in eleven states and through 26 retail origination offices in eleven states. The Company's retail offices also generate loans, which are funded through other lenders and the Company acts in a broker capacity ("Brokered loans"). Brokered loans are normally loans that do not meet the Company's underwriting guidelines. The Savings Bank is a federally chartered thrift institution located in Virginia Beach, Virginia, and has a wholly owned subsidiary operating as a title insurance agency.


Principles of accounting and consolidation: The consolidated financial statements of the Company include the accounts of Approved and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Note 2.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

Note 3.  New accounting pronouncements:


Effective January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The new statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the statement of financial condition. The only item the Company has in Comprehensive income for the three and six months ended June 30, 1998 and 1997 is an unrealized holding gain or loss on securities, net of deferred taxes.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued, effective for fiscal years beginning after December 15, 1997. The new statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three and six months ended June 30, 1998 and 1997
(Unaudited)


allocate resources to segments. The Company is currently evaluating the effect this statement will have on the financial statements.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, effective for fiscal year ends beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company is currently evaluating the effect this statement will have on the financial statements.



Note 4.   Acquisition:


Effective January 26, 1998, ARMI purchased substantially all of the assets of Funding Center of Georgia, Inc. ("FCGA"), which is located in Atlanta. FCGA generated loan volume of $26.4 million, from the acquisition date through June 30, 1998, including Brokered loans. All of the employees of FCGA have become employees of ARMI, and the business is conducted under the assumed name of "Funding Center of Georgia." The purchase price for FCGA's assets was $3,300,000. ARMI paid $600,000 at closing, will pay $100,000 in 1998, $900,000 in 1999, $900,000 in 2000 and $800,000 in 2001, with interest at 6%. Payment amounts of $800,000 each in 1999, 2000 and 2001 are subject to reduction in the event of a failure to meet agreed-upon pre-tax profit targets each year. The two principal owners of FCGA entered into three-year employment agreements with ARMI and they manage the operations of FCGA. This transaction was accounted for under the purchase method of accounting. Net assets of $7,000 were acquired with an associated intangible asset (goodwill) recorded in the amount of $3,293,000. This goodwill will be amortized over 10 years.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
General


The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for the three and six month periods ended June 30, 1998 and 1997 and its consolidated financial position at June 30, 1998 and December 31, 1997. The discussion includes some forward-looking statements involving estimates and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements, as a result of certain factors such as reduced demand for loans, competition, limits on available funds and market forces affecting the price of the Company's common stock and other risk factors as disclosed in the Company's Form 10/A and 10-K/A filed with the Securities and Exchange Commission. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information.

Results of Operations for the Three and Six month Periods ended June 30, 1998
Compared to the Three and Six Month Periods Ended June 30, 1997.


Net Income.


Net income for the three and six months ended June 30, 1998 was $0.5 million and $1.9 million representing a decrease of $1.2 million and $1.3 million compared to net income of $1.7 million and $3.2 million for the three and six months ended June 30, 1997. On a per share basis (diluted), income for the three and six months ended June 30, 1998 was $0.09 and $0.35 compared to $0.31 and $0.62 for the three and six months ended June 30, 1997. The per-share figures have been adjusted to reflect a 100% stock dividend paid on common stock, of the Company on November 21, 1997.

Origination of Mortgage Loans.

 The following table shows the loan originations in dollars and units for the Company's broker and retail units for the three and six month periods ended June
30, 1998 and 1997. The table excludes $20.9 million and $36.4 million Brokered loans generated by the Company's retail unit during the three and six month periods ended June 30, 1998.

(Dollars in thousands)              Three Months                        Six Months
                                    Ended June 30                      Ended June 30
                                        1998          1997                  1998           1997
                                        ----          ----                  ----           ----
Dollar Volume of Loan Originations:
         Broker                       $ 55,788      $ 61,106             $ 105,083      $  124,927
         Retail                         63,340        50,668               122,869          97,824
                                      --------      --------             ---------      ----------

         Total                        $119,128      $111,774             $ 227,952       $ 222,751
                                      ========      ========             =========       =========

Number of Loans Originated:
         Broker                            999         1,108                 1,862           2,146
         Retail                          1,148         1,011                 2,270           1,887
                                      --------      --------             ---------      ----------

         Total                           2,147         2,119                 4,132           4,033
                                      ========      ========             =========       =========


The increase of 6.6 percent and 2.3 percent in dollar volume of loans originated during the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997 was due to growth in retail loan volume.

Loans originated through the Company's retail offices increased 25.0 percent to $63.3 million and 25.6 percent to $122.9 million during the three and six month periods ended June 30, 1998, compared to $50.7 million and $97.8 million during the respective periods in 1997. In addition, the retail division generated $20.9 million and $36.4 million in Brokered loans during the three and six month periods ended June 30, 1998. Brokered loan volume created during the three and six month periods ended June 30, 1997 was not material and therefore the dollar volumes were not recorded. The growth in retail originations was due to an increase in retail office locations from internal growth and due to the acquisition of FCGA.

The volume of loans originated through referrals from the Company's network of mortgage brokers decreased 8.7 percent to $55.8 million and decreased 15.9 percent to $105.1 million during the three and six month periods ended June 30, 1998, respectively, compared to $61.1 million and $124.9 million during the three and six month periods ended June 30, 1997. Contributing to this decrease in volume from broker referrals is the refinance boom for conforming mortgages created by the low interest rate environment, increased competition in the non-conforming mortgage industry and the Company's acquisition of FCGA, a former broker who referred loans to the Company.

The following table summarizes mortgage loan originations, by state, for the three month periods ended June 30, 1998 and 1997:
($ In thousands)
                                               1998                            1997
                                     ------------------------         ----------------------
                                     Dollars          Percent         Dollars        Percent
                                     -------          -------         -------        -------
Broker Division:
     Florida                        $ 13,292           11.2%         $ 16,180          14.5%
     Maryland                         10,776            9.0             6,240           5.6
     Georgia                          10,774            9.0            15,176          13.6
     North Carolina                    6,968            5.8             5,638           5.0
     Ohio                              5,772            4.8             4,841           4.3
     Virginia                          2,737            2.3             1,171           1.0
     South Carolina                    2,485            2.1             1,067           1.0
     Tennessee                         1,267            1.1             2,331           2.1
     Illinois                          1,169            1.0             4,715           4.2
     Michigan                            548            0.5               658            .6
     Indiana                               0              0             3,089           2.8
                                    --------           ----          --------          ----
            Total Broker Division   $ 55,788           46.8%         $ 61,106          54.7%
                                    ========           ====          ========          ====

Retail Division:
     Maryland                       $ 14,400           12.1%         $ 18,363          16.4%
     Virginia                         10,908            9.2             7,822           7.0
     North Carolina                   10,430            8.8             7,722           6.9
     Georgia                           7,396            6.2             1,131           1.0
     South Carolina                    6,175            5.2             5,403           4.8
     Ohio                              5,813            4.9             3,189           2.9
     Kentucky                          3,196            2.7              --             --
     Delaware                          2,344            2.0             5,217           4.7
     Florida                           1,926            1.6               429           0.4
     Indiana                             752            0.5               498           0.4
     Illinois                           --              --                894           0.8
                                    --------           ----          --------          ----
         Total Retail Division      $ 63,340           53.2%         $ 50,668          45.3%
                                    ========           ====          ========          ====

Total originations:

     Maryland                       $ 25,176           21.0%         $ 24,603          22.0%
     Georgia                          18,170           15.3            16,307          14.6
     North Carolina                   17,398           14.5            13,360          12.0
     Florida                          15,218           12.8            16,609          14.9
     Virginia                         13,645           11.5             8,993           8.0
     Ohio                             11,585            9.7             8,030           7.2
     South Carolina                    8,660            7.3             6,470           5.7
     Kentucky                          3,196            2.7              --             --
     Delaware                          2,344            2.0             5,217           4.7
     Tennessee                         1,267            1.1             2,331           2.1
     Illinois                          1,169            1.0             5,609           5.0
     Indiana                             752            0.6             3,587           3.2
     Michigan                            548            0.5               658           0.6
                                    --------           ----          --------          ----
         Total originations         $119,128          100.0%         $111,774         100.0%
                                    ========           ====          ========          ====




The following table summarizes mortgage loan originations, by state, for the six month periods ended June 30, 1998 and 1997:
($ In thousands)

                                               1998                            1997
                                     --------------------------      --------------------------
                                     Dollars            Percent      Dollars            Percent
                                     -------            -------      -------            -------
Broker Division:
     Florida                        $ 27,199              11.9%      $ 28,855             13.0%
     Georgia                          20,253               8.9         30,580             13.7
     Maryland                         17,253               7.6         12,710              5.7
     Ohio                             12,723               5.6          9,001              4.0
     North Carolina                   12,634               5.5         13,242              6.0
     South Carolina                    5,672               2.5          3,602              1.6
     Virginia                          4,317               1.9          3,698              1.7
     Tennessee                         2,017               0.9          2,755              1.2
     Illinois                          1,828               0.8         10,469              4.7
     Michigan                          1,115               0.5          3,130              1.4
     Indiana                              72               0.0          6,885              3.1
                                    --------              ----       --------             ----
            Total Broker Division   $105,083              46.1%      $124,927             56.1%
                                    ========             =====       ========            =====


Retail Division:
     Maryland                       $ 30,424              13.3%      $ 33,890             15.2%
     North Carolina                   22,643               9.9         15,564              7.0
     Virginia                         20,366               8.9         15,046              6.8
     Georgia                          13,177               5.8          8,306              3.7
     South Carolina                   10,533               4.6          7,384              3.3
     Ohio                             10,499               4.6          5,590              2.5
     Kentucky                          5,829               2.6           --                --
     Delaware                          5,213               2.3          9,952              4.5
     Florida                           2,891               1.3            429              0.2
     Indiana                           1,294               0.6            498              0.2
     Illinois                           --                 --           1,165              0.5
                                    --------              ----       --------             ----
         Total Retail Division      $122,869              53.9%      $ 97,824             43.9%
                                    ========             =====       ========            =====

Total originations:
     Maryland                       $ 47,677              20.9%      $ 46,600             20.9%
     North Carolina                   35,277              15.4         28,806             13.0
     Georgia                          33,430              14.7         38,886             17.5
     Florida                          30,090              13.2         29,284             13.1
     Virginia                         24,683              10.8         18,744              8.4
     Ohio                             23,222              10.2         14,591              6.6
     South Carolina                   16,205               7.1         10,986              4.9
     Kentucky                          5,829               2.6           --                --
     Delaware                          5,213               2.3          9,952              4.5
     Tennessee                         2,017               0.9          2,755              1.2
     Illinois                          1,828               0.8         11,634              5.2
     Indiana                           1,366               0.6          7,383              3.3
     Michigan                          1,115               0.5          3,130              1.4
                                    --------              ----       --------             ----
         Total originations         $227,952             100.0%      $222,751            100.0%
                                    ========             =====       ========            =====




Gain on Sale of Loans.


The largest component of the Company's net income is gain on sale of loans.
There is an active secondary market for most types of mortgage loans originated by the Company. The majority of the loans originated by the Company are sold to other financial institutions. The Company receives cash at the time loans are sold. The loans are sold service-released on a non-recourse basis, except for normal representations and warranties, which is consistent with industry practices. By selling loans in the secondary mortgage market, the Company is able to obtain funds that may be used for additional lending and investment purposes. Gains from the sale of loans is comprised of several components, as follows: (a) the difference between the sales price and the net carrying value of the loan; plus (b) loan origination fee income collected at loan closing and deferred until the loan is sold; less (c) recapture premiums and loan selling costs.

Loan sales totaled $117.0 million and $221.6 million for the three and six months ended June 30, 1998, compared to $108.1 million and $198.5 million for the same periods in 1997. Loan sales during the three month period ended June
30, 1998, include the sale of approximately $10.0 million of loans owned by the Company for more than 180 days ("Seasoned Loans"), at an 8% discount to par value.

Gain on the sale of loans, excluding the sale of $10 million of Seasoned Loans, was $8.8 million and $18.5 million for the three and six months ended June 30, 1998, which compares with $8.1 million and $15.4 million for the same periods in 1997. The increase for the three-month period ended June 30, 1998 was due to an increase in the loan origination fee income. The increase for the six-month period ended June 30, 1998, was the direct result of the increase in the volume of loans sold and an increase in loan origination fee income. Gain on the sale of mortgage loans represented 67.0% and 68.8% of total revenue during the three and six months ended June 30, 1998, compared to 68.6% and 70.4% of total revenue for the same periods in 1997.

The weighted-average premium realized by the Company on its loan sales decreased to 5.59% and 5.89%, excluding the $10 million Seasoned Loan sale, during the three and six months ended June 30, 1998, from 6.30% and 6.53% for the same periods in 1997. The premium percentage has decreased due to a decrease in the Weighted Average Coupon ("WAC") on loan originations, which was primarily the result of an increase in adjustable rate mortgage originations during the first six months of 1998 compared to the first six months of 1997. These premiums do not include loan fees collected by the Company at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.



The Company defers fees it receives in loan origination, commitment and purchase transactions. Loan origination fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans for the three and six months ended June 30, 1998 was $3.0 million and $6.0 million, compared to $1.7 million and $3.0 million for the same period in 1997. This increase is the result of the Company selling more loans generated by its retail lending division. The Company's retail loan sales during the three and six months ended June 30, 1998 comprised 54.0% and 54.6% of total loan sales, with average loan origination fee income earned of 5.4% and 5.0%. For the same period in 1997, the Company's retail loan sales were 40% and 41% of total loan sales with average origination fee income earned of 4.0% and 3.8%. Fees associated with selling loans remained constant at approximately 20 basis points of the dollar volume of loans sold for the three and six months ended June 30, 1998 and 1997.

A substantial portion of the Company's loan sales during the three month period ended June 30, 1998 were to IMC Mortgage Company ("IMC"), a non-conforming residential mortgage lender. The Company was the owner of approximately 3.2% of the issued and outstanding stock of IMC at June 30, 1998. The Company sold IMC
723 and 1,641 loans totaling $41.1 million and $97.2 million for the three and six months ended June 30, 1998, compared to 744 and 1,919 loans totaling $44.8 million and $122.1 million for the same period ended in 1997. The loans sold to IMC represented 33.0% and 43.9% of the dollar volume of the Company's loan sales for the three and six months ended June 30, 1998, compared to 41.4% and 61.5% for the same periods ended 1997. The Company's Chairman and Chief Executive
Officer, Allen D. Wykle, was a member of IMC's Board of Directors from April
1996 until June 1998.


Interest Income and Expense.


The Company's net interest income is dependent on the difference, or "spread," between the interest income it receives from its loans and its cost of funds, consisting principally of the interest expense paid on the warehouse lines of credit and other borrowings and the Savings Bank's deposit accounts.


Interest income for the three and six months ended June 30, 1998 was $2.7 million and $5.3 million compared with $2.9 million and $4.9 million for the same period ended in 1997. The decrease in interest income for the three months ended June 30, 1998 was primarily due to a lower weighted average coupon for the balance of loans held for sale. The increase in interest income for the six month period ended June 30, 1998, compared to the same period in 1997, was primarily due to a larger average balance of loans held for sale.


Interest expense for the three and six months ended June 30, 1998 was $1.5 million and $3.1 million compared with $1.5 million and $2.9 million for the same period ended in 1997. The increase in interest expense for the six month period ended June 30, 1998, was the direct result of increased borrowings under the Company's warehouse lines of credit and an increase in outstanding certificates of deposit issued by the Savings Bank.

The Company's net interest income for the three and six month periods ended June
30, 1998 was $1.2 million and $2.2 million compared to $1.4 million and $2.0 million for the same period ended in 1997. The decrease in net interest income for the three month period ended June 30, 1998, was caused by a lower "WAC" on the company's loan portfolio. The increase in net interest income for the six month period ended June 30, 1998, compared to the same period in 1997.

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






The following tables reflect the average yields earned and rate paid by the Company during the six months ended June 30, 1998 and 1997. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)                                 June 30, 1998                        June 30, 1997
                                      -------------------------------        -----------------------------

                                                              Average                              Average
                                       Average                Yield/         Average               Yield/
                                       Balance    Interest     Rate          Balance   Interest     Rate
                                       -------    --------    ------         -------   --------    -------

Interest-earning assets:

     Loans receivable  (1)            $  79,802    $ 5,031    12.71%       $ 68,806    $  4,815    14.11%
     Cash and other interest-
       earning assets                     6,982        223     6.44           2,754          82     6.00
                                      ---------    -------    -----        --------    --------    -----

                                         86,784      5,254    12.21          71,560       4,897    13.80
                                                   -------    -----                    --------    -----


Non-interest-earning assets:
     Allowance for loan losses           (1,642)                             (1,316)
     Investment in IMC                   12,336                              18,723
     Premises and equipment, net          4,689                               2,638
     Other                               16,906                               5,781
                                      ---------                            --------

     Total assets                     $ 119,073                            $ 97,386
                                      =========                            ========

Interest-bearing liabilities:
     Revolving warehouse lines        $  55,169      1,978     7.23        $ 59,883       2,335     7.86
     FDIC-insured deposits               19,561        585     6.03           1,958          56     5.77
     Other interest-bearing
       liabilities                       11,350        521     9.26          10,056         467     9.36
                                      ---------    -------    -----        --------    --------    -----
                                         86,080      3,084     7.22          71,897       2,858     8.02
                                                   --------  -------                     -------  ------


Non-interest-bearing liabilities          5,957                               1,669
                                      ---------                            --------

     Total liabilities                   92,037                              73,566
Shareholders' equity                     27,036                              23,820
                                      ---------                            --------

     Total liabilities and equity      $119,073                            $ 97,386
                                       ========                            ========

Average dollar difference between
  interest-earning assets and interest-
  bearing liabilities                  $    704                            $   (337)
                                       ========                            ========


Net interest income                                 $2,170                             $  2,039
                                                    ======                             ========

Interest rate spread  (2)                                      4.99%                                5.78%
                                                             ======                               ======

Net annualized yield on average
  interest-earning assets                                      5.04%                                5.75%
                                                              ======                               ======

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.


The following table shows the change in net interest income which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for 1998 and 1997. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the $131,000 increase in net interest income for the six months ended June 30, 1998 and 1997 was the net result of a growing balance sheet positively affected by lower rates on borrowed funds.

         ($ In Thousands)

                                                Three Months Ended                                    Three Months Ended
                                              June 30, 1998                                             June 30, 1997
                                               Compared to                                               Compared to
                                              June 30, 1997                                             June 30, 1996
                                              -------------                                             -------------
                                                Increase                                         Increase
                                           (Decrease) due to                                    (Decrease) due to
                                        Volume          Rate              Total                  Volume       Rate          Total
                                        ------          ----              -----                  ------       ----          -----

Interest-Earning Assets:
  Loan Receivable                    $      568       $  (352)           $   216                 $2,539        34          $ 2,573
  Cash and Other Interest-
     Earning Assets                         135             6                141                     75         0               75
                                      ---------        ------             ------                -------   -------           ------

                                            703          (346)               357                  2,614        34            2,648
                                      ---------        ------             ------                -------   -------           ------


Interest-Bearing Liabilities:

  Revolving Warehouse Lines                (176)         (181)              (357)                 1,333      (217)           1,116
  FDIC-Insured Deposits                     526             3                529                     56         0               56
  Other Interest-
    Bearing Assets                           59            (5)                54                     95        47              142
                                      ---------        ------             ------                -------   -------           ------
                                            409          (183)               226                  1,484      (170)           1,314
                                      ---------        ------             ------                -------   -------           ------

Net Interest Income                   $     294        $ (163)            $  131                $ 1,130   $   204           $1,334
                                      =========        ======             ======                =======   =======           ======


Other Income.

In addition to net interest income, and gain on the sale of loans, the Company derives income from origination fees earned on Brokered loans generated by the Company's retail offices and additional fees earned on the loans funded by the Company such as document preparation fees, underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. Brokered loan fees were $1.0 million and $1.7 million for the three and six months ended June 30, 1998, compared to $0.15 million and $0.22 million for the three and six months ended June 30, 1997. For the three and six months ended June 30, 1998, other income totaled $1.7 million and $3.2 million compared to $0.8 million and $1.6 million for the same period in 1997. The increase was primarily the result of the increase in Brokered loan fees. Increases in underwriting service and document preparation fees contributed to the remainder of the increase.


Comprehensive Income.

The Company has comprehensive income in the form of unrealized holding gain
(loss) on securities held for sale. The shares of IMC Mortgage Company common stock owned by the Company is the primary component of the Company's security holdings (See Item 2 section "Assets"). For the three and six months ended June
30, 1998, comprehensive income (loss) was ($1.3) million and $1.2 million compared to comprehensive income of $4.8 million and $3.0 million for the three and six months ended June 30, 1997. The loss for the three months ended June 30, 1998 was related to a decrease in the market price of IMC Mortgage Company stock. The gain for the six month period ended June 30, 1998 and the gain for the three and six month periods ended June 30, 1997 was related to an increase in the market price of the IMC Mortgage Company stock for the respective periods.


Compensation and Related Expenses.

 The largest component of expenses is compensation and related expenses, which increased by $2.0 million and $4.5 million to $6.0 million and $12.0 million for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The increases were directly attributable to an increase in the number of employees. The Company had 623 full-time equivalent ("FTE") employees at June 30, 1998, (534 full-time and 179 part-time). This compares to 447 FTE's at June 30, 1997 (369 full-time and 156 part-time). The Company's corporate office staff increased by 68.1% for the period ended June 30, 1998, with a corresponding increase in base salaries and benefits for the three and six month periods ended June 30, 1998 of approximately $1.0 million and $2.0 million. The corporate office staff increases were made to accommodate anticipated loan growth and to staff the centralized telemarketing division at the home office.
The Company had five and eight additional retail lending offices for the three and six month periods ended June 30, 1998, compared to the same period in 1997, which increased the size of the retail lending staff. The Company's increase in staff size resulted in base salary and benefit increases for the three and six month periods ended June 30, 1998 of approximately $0.7 million and $1.4 million. The additional increase was related to merit and cost of living increases as well as increases in commissions.

On June 26, 1998, the Company reduced its home office staff by 31 employees, this reduction is not reflected in the FTE numbers stated above.


General and Administrative Expenses.

General and administrative expenses for the three and six month periods ended
June 30, 1998 increased by $0.2 million and $1.2 million to $2.8 million and $5.8 million, compared to the three and six month periods ended June 30, 1997.
The Company had five and eight additional retail lending offices for the three and six month periods ended June 30, 1998 compared to the same periods in 1997, with increases of general and administrative expenses associated with the new retail offices of approximately $0.4 million and $1.0 million for the three and six months ended June 30, 1998. General and administrative expenses related to the Company's corporate office and mature retail offices decreased for the three month period ended June 30, 1998, by approximately $0.2 million. General and administrative expenses related to the Company's corporate office and mature retail offices increased for the six month period ended June 30, 1998, by approximately $0.4 million. The reduction in general and administrative expenses during the second quarter of 1998 compared to the first quarter of 1998 were the result of the Company's cost cutting procedures implemented in the first quarter of 1998.


Loan Production Expense.

The largest component of loan production expense is services rendered fees.
These fees are paid by the Company to mortgage brokers for services rendered in the preparation of loan packages. Other items that comprise loan production expenses are appraisals, credit reports, leads research and telemarketing expenses. Loan production expenses for the three and six month periods ended
June 30, 1998 were $1.0 million and $1.9 million compared to $0.5 million and $0.7 million for the three and six months ended June 30, 1997. The increase was primarily the result of an increase in services rendered fees. Services rendered fee expenses increased $0.3 million and $0.6 million for three and six month periods ended June 30, 1998 compared to the same period a year earlier. The additional increase related to telemarketing and leads research expenses.


Provision for Loan Losses.

The Company added $703,000 and $720,000 during the three and six months ended
June 30, 1998 to the allowance for loan losses, compared to decrease of $10,000 and an increase of $338,000 dollars for the three and six month periods ended
June 30, 1997. The increase was caused by a Seasoned loan sale, of approximately
$10.0 million, at 92% of the carrying value of the loans.


The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the six months ended June 30, 1998 and the year ended December 31, 1997

 ($ In thousands):


                                                         1998          1997
                                                     ------------  --------


Balance at beginning of period                         $1,687           $   924
Provision charged to expense                              720             1,534
Loans charged off                                      (1,133)             (953)
Recoveries of loans previously charged off                 59               182
                                                       ------           -------

Balance at end of period                            $   1,333           $ 1,687
                                                    =========           =======

Loans receivable at period-end, gross
    of allowance for losses                           $64,068           $83,512

Ratio of allowance for loan losses to gross
    loans receivable at period-end                       2.08%             2.02%



The decrease in allowance for losses at June 30, 1998 compared to December 31, 1997 relates to the decrease in the balance of net mortgage loans for the respective dates. All losses ("charge offs" or "write downs") and recoveries realized on the sale of properties for which write downs were previously recorded at the time of foreclosure, are accounted for in the allowance for loan losses.

The allowance is established at a level that management considers adequate relative to the composition of the current portfolio of loans held for sale.
Management considers current characteristics of the portfolio such as credit quality, the weighted average coupon and the weighted average loan to value ratio in the determination of an appropriate allowance. Other criteria such as covenants associated with the Company's credit facilities, trends in the demand for non-conforming mortgage loans in the secondary market and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future.







Provision for Foreclosed Property Losses.


The Company increased its provision for foreclosed property losses by $246,000 and $119,000 for the three and six months ended June 30, 1998, compared to an increase of $416,000 and $348,000 for the three and six months ended June 30, 1997.

Sales of real estate owned yielded net losses of $100,000 and $370,000 for the three and six months ended June 30, 1998 versus $204,000 and $352,000 for the three and six months ended June 30, 1997.

The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for the six months ended June 30, 1998 and the year ended December 31, 1997 ($ In thousands):

                                                        1998              1997
                                                     --------          --------

Balance at beginning of period                       $    671          $    529
Provision charged to expense                              119               142
                                                     --------          --------


Balance at end of period                             $    790          $    671
                                                     ========          ========

Real estate owned at period-end, gross
    of allowance for losses                          $  3,423           $ 3,038

Ratio of allowance for REO losses
    to gross real estate owned at period-end            23.08%            22.09%

Note:  This reserve is in addition to the reserve for loan losses.


The Company maintains a reserve on its REO's based upon management's assessment of appraised values. The increase in the provision for foreclosed property losses relates to an increase in the amount of outstanding REO's at June 30, 1998 when compared to December 31, 1997. While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.


Income Taxes.

 Income tax expense for the three and six months ended June 30, 1998 was $0.3 million and $1.4 million, resulting in an effective tax rate of 39.9% and 41.5%.
By comparison, the Company had income tax expense of $1.2 million and $2.2 million for an effective tax rate of 41.1% and 41.0% for the same period in 1997.

The effective tax rates differ from the statutory federal rates due primarily to state income taxes and certain nondeductible expenses.




Financial Condition at June 30, 1998 Compared to December 31, 1997


Assets.


The total assets of the Company were $109.1 million at June 30, 1998, compared to total assets of $118.1 million at December 31, 1997.

Cash and cash equivalents were $10.5 million at June 30, 1998, representing a decrease of $1.4 million over cash and cash equivalents of $11.9 million at December 31, 1997. The principal reason for the decrease was that funds in the amount of $1.8 million relating to a June 1998 loan sale were not received until July 1998. See loan sale receivable section for more details.

Net mortgage loans receivable decreased by $13.9 million to $66.8 million at June 30, 1998. The 17.2% decline was primarily the result of the Company selling more loans than it originated during the first six months of 1998. The Company generally sells loans within sixty days after origination.


Real estate owned increased by $0.3 million, from December 31, 1997, to $2.6 million at June 30, 1998. The increase was the result of a net gain in loan balances transferred to real estate owned compared to real estate owned sales.

In 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS 115 had no effect on the operations of the Company at that time. SFAS No. 115 addressed the accounting and reporting of investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in securities are classified under SFAS No. 115 as held to maturity, trading or available-for-sale. Investments in debt securities that the Company has the intent and ability to hold to maturity are classified as "held to maturity" securities and reported at amortized cost. Debt and equity securities that are purchased and held principally for the purpose of selling them are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Following the conversion of the Industry Mortgage L.P. into a public corporation in 1996, the Company received shares of IMC Mortgage Company ("IMC") common stock (NASDAQ: IMCC). The Company's investment in IMC is accounted for as a trading security under SFAS No. 115 and is carried at the market value of the stock. The market value of this stock was $10.4 million at June 30, 1998 and $11.6 million at December 31, 1997. Other securities are comprised of the Savings Bank's Adjustable Rate Mortgage Fund and Federal Home Loan Bank Stock
("FHLB"). These investments decreased in value by $0.8 million, to $2.8 million at June 30, 1998, from December 31, 1997.

Premises and equipment increased by $0.2 million, from December 31, 1997, to $4.8 million at June 30, 1998. The primary reason for the increase was the purchase of computers for a centralized telemarketing center located at the Company's headquarters in Virginia Beach.

Goodwill increased $3.1 million, from December 31, 1997, to $3.9 million at June
30, 1998. The increase is a result of the Company's purchase of the Funding
Center of Georgia, which resulted in goodwill of $3.3 million.

At June 30, 1998, the Company finalized a loan sale with an investor for $1.8 million. The funds were not received until July 1998; therefore, creating a loan sale receivable.


Other assets increased by $1.2 million, from December 31, 1997, to $3.8 million at June 30, 1998. The 1998 increase is primarily the result of an income tax receivable of $1.7 million relating to the overpayment of second quarter estimated tax payments. This was offset by a decrease in prepaid expenses.


Liabilities.


Revolving warehouse loans decreased by $15.0 million, from December 31, 1997, to $37.5 million at June 30, 1998. The 28.6% decrease in 1998 was primarily attributable to the decrease in net mortgage loans held for sale and the increase in certificates of deposit issued by the Savings Bank.

The Company draws on its revolving warehouse lines of credit as needed to fund loan production. As of June 30, 1998, the Company had issued checks to fund loans totaling $5.4 million which had not cleared the Company's checking account and for which the Company had not drawn funds from its warehouse lines. These checks cleared the Company's bank accounts in the first few business days of July 1998 and most were funded with cash on hand or by funds from warehouse lines of credit.


The Savings Bank's deposits totaled $22.0 million at June 30, 1998, compared to
$17.8 million at December 31, 1997. The Savings Bank increased its deposits in
1998 in order to fund loans. Of the certificate accounts as of June 30, 1998, a total of $13.9 million was scheduled to mature in the next twelve-months.


The Savings Bank increased its borrowings from the FHLB to $1.4 million at June
30, 1998, from $0.4 million at December 31, 1997. The Savings Bank held $145,800 of FHLB stock at June 30, 1998. Management expects to utilize FHLB advances as the Savings Bank builds a portfolio of loans.

Mortgage loans payable decreased by $0.04 million, from December 31, 1997, to $1.2 million at June 30, 1998. The decrease was the result of principal payments in the amount of $0.02 million. Mortgage loans payable is related to the Company's headquarters buildings. The weighted-average interest rate on these mortgages at June 30, 1998 was 8.40%.

Promissory notes and certificates of indebtedness totaled $8.9 million at June
30, 1998, compared to $9.1 million at December 31, 1997. The Company has utilized promissory notes and certificates of indebtedness to help fund its operations. These borrowings are subordinated to the Company's warehouse lines of credit, and are for periods of one to five years and with interest rates between 8.00% and 10.25%. The certificates of indebtedness are uninsured deposits authorized for financial institutions like the Company, which own
Virginia industrial loan association charters. The Company is not currently soliciting new promissory notes or certificates of indebtedness.


Accrued and other liabilities increased by $1.2 million to $4.0 million at June
30, 1998. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The increase was the result of a payable being established in connection with the acquisition of the Funding Center of Georgia. The acquisition payable was $2.7 million at June 30,
1998.

Shareholders' Equity.


Total shareholders' equity at June 30, 1998 was $26.9 million, compared to $25.1 million at December 31, 1997. The $1.8 million increase in 1998 was primarily due to net income of $1.9 million. There was a decrease of $0.7 million in accumulated other comprehensive income, related to a decrease in the market value of the shares of IMC Mortgage Company owned by the Company. This was offset by an increase in common stock and additional paid in capital of $0.7 million related to the purchase of the remaining 17% interest in Armada
Residential Mortgage, L.L.C.

Liquidity and Capital Resources


The Company's operations require access to short and long-term sources of capital. The Company receives cash from the sale of loans through whole loan sales, loan origination fees, processing and underwriting fees, net interest income, and borrowings under its warehouse facilities and other debt to meet its working capital needs. The Company's primary operating cash requirements include the funding of mortgage loan originations pending their sale, operating expenses, income taxes and capital expenditures.

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to the Company's ability to continue to originate loans. The Company has operated, and expects to continue to operate, on a negative cash flow basis due to the increased volume of loan originations. The Company received cash from operating activities of $6.8 million for the six months ended June 30, 1998. The Company used cash from operating activities of $34.5 million for the six months ended June 30, 1997.
The net cash provided from operating activities during the six month period ended June 30, 1998 resulted because the Company sold more loans than it originated. The net cash used from operating activities is primarily used to fund mortgage loan originations.

The Company finances its operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the six months ended June 30, 1998, the Company used cash from financing activities of $10.7 million, compared to positive cash received from financing activities of $35.8 million for the six months ended June 30, 1997. During the first six months of 1998, the Company's repayments on its warehouse line of credit exceeded borrowings because loan sales exceeded loan originations.

The Company had cash and cash equivalents of $10.5 million at June 30, 1998. The
Company has sufficient cash resources to fund its operations at current levels through the end of 1998. However, loan origination volume is expected to continue to grow in future periods, and management anticipates that it will need additional capital to fund this growth and to continue its expansion. New debt financing, equity financing, and lines of credit will be evaluated with consideration for maximizing shareholder value. However, the company has no commitments for additional bank borrowings or additional debt or equity financing and there can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable. Management expects that rising competition will challenge the Company and the mortgage industry.

The Company's outstanding borrowings from all sources plus loan proceeds payable represented 70.0% of total assets at June 30, 1998, compared to 74.5% of total assets at December 31, 1997.

Warehouse and Other Credit Facilities. The Company has a $100.0 million warehouse line of credit from a syndicate of commercial banks. The syndicate is led by Chase Bank of Texas. Other banks in the syndicate are BankBoston, National City Bank, Comerica Bank and Compass Bank. The line is secured by loans originated by the Company and bears interest at a rate of 1.5% over the one-month LIBOR rate. The line expires on December 31, 1999 and is subject to renewal. The Company may receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. As of June 30, 1998, $26.7 million was outstanding under this facility.







The Company also has a $25.0 million seasoned loan line of credit from a commercial bank syndicate. This line is secured by loans originated by the Company. The seasoned loan line of credit bears interest at a rate of 2.5% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans. As of June 30, 1998, $10.8 million was outstanding under this facility.


Whole Loan Sale Program. The Company's primary source of funding is the sale of its loans in the secondary market. The market value of the Company's loans is dependent on a number of factors, including but not limited to the credit quality of the loans, prepayment penalties attached to the loans, performance of loans previously sold by the Company, general economic conditions, market interest rates and governmental regulations. Adverse changes in these conditions may affect the Company's ability to sell loans in the secondary market for acceptable prices. The ability to sell loans in the secondary market is essential to the continuation of the Company's loan origination operations.


Other Capital Resources. The Savings Bank's deposits totaled $22.0 million at
June 30, 1998, compared to $17.8 million at December 31, 1997. The Savings Bank increased its deposits in order to fund loans. The Savings Bank currently utilizes funds from the deposits and a line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans.

Savings Bank Regulatory Liquidity

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






Savings Bank Regulatory Capital.

 At June 30, 1998, the Savings Bank's book value under generally accepted accounting principles ("GAAP") was $4.1 million. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of June 30, 1998, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the
Savings Bank's GAAP capital to regulatory capital:
                                                            Tangible            Core               Risk-Based
($ In thousands)                                            Capital            Capital               Capital
                                                            -------            -------               -------

     GAAP capital                                           $ 4,057            $ 4,057               $ 4,057
     Add: unrealized loss on securities                           7                  7                     7
     Nonallowable asset: goodwill                              (124)              (124)                 (124)
     Additional capital item: general allowance                  -                   -                   176
                                                            -------            -------               -------

     Regulatory capital - computed                            3,940              3,940                 4,116
     Minimum capital requirement                                439              1,170                 1,632
                                                            -------            -------               -------

     Excess regulatory capital                              $ 3,501            $ 2,770               $ 2,484
                                                            =======            =======               =======

     Ratios:
         Regulatory capital - computed                        13.47%             13.47%                20.17%
         Minimum capital requirement                           1.50               4.00                  8.00
                                                            -------            -------               -------

     Excess regulatory capital                                11.97%              9.47%                12.17%
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


Hedging Activities


The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. The majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. From time to time, the Company will attempt to offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale by entering into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. However, the Company does not find this cost effective in most instances, since the majority of the loans are sold within a sixty-day period.
The Company did not have any treasury security contracts at June 30, 1998.







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


Because the Company sells a significant portion of the loans it originates, inflation and interest rates have a diminished effect on the Company's results of operations. The Savings Bank is expected to continue to build its portfolio of loans held for investment, and this portfolio will be more sensitive to the effects of inflation and changes in interest rates. (Also see "Interest Rate" section on page 25).

Year 2000 Issues

The Company's management is aware of the Year 2000 issues and is currently assessing how these issues will affect the Company. The Company's
"mission-critical" applications are supplied by outside vendors with whom the Company maintains current relationships. Most of the Company's mission-critical systems already accommodate four-digit year values. The most recent release of the mortgage loan origination and processing system is being used by the Company and has been certified by the vendor as Year 2000 compliant. The Company has implemented a new accounting system that has been certified by the vendor as Year 2000 compliant. The Company is currently reviewing its hardware systems, and will upgrade as needed for Year 2000 compliance. The Company is also working with key loan sale customers, vendors, brokers and service providers to determine whether data systems utilized by these parties are Year 2000 compliant. The Company is developing lists of alternative providers in the event any of the current customers or providers cannot be certified as Year 2000 compliant. The cost of compliance is not expected to exceed $200,000.










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


The majority of the loans originated by the Company are sold through the Company's loan sale program in an attempt to limit its exposure to interest rate risk in addition to generating cash revenues. The Company sold approximately 88% of the total loans originated during the year ended December 31, 1997. At June
30, 1998, the Company had sold approximately 92% of loans originated during the first five months of 1998. The Company expects to sell the majority of its loan originations within a twelve month period from the date the loans are funded by the Company. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at June 30, 1998, as anticipated, and is expected to remain negative in future periods. The Company has no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that the Company sells the majority of its loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans. The Company's one-year gap was a negative 36.09% of total assets at June 30, 1998, as illustrated in the following table:







Asset and liability management strategies impact the one year maturity "gap," which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less. The Company's one-year gap was a negative 36.09% of total assets at June 30, 1998, as follows:

($ In thousands)

                                                      One Year                        Three to      More Than
                                         Total         or Less        Two Years      Four Years     Four Years
                                         -----         -------        ---------      ----------     ----------

Interest-earning assets:
     Loans receivable (1)              $  68,125      $  12,469       $     902      $   2,186      $  52,569
     Cash and other interest-
       earning assets                      6,047          6,047              -              -              -
                                        --------     ----------       ---------      ---------      ---------
                                          74,172      $  18,516       $     902      $   2,186      $  52,569
                                                      =========       =========      =========      =========
Non-interest-earning assets:
     Allowance for loan losses            (1,333)
     Investment in IMC                    10,377
     Premises and equipment, net           4,767
     Other                                21,067
                                       ---------

     Total assets                       $109,050
                                       =========
Interest-bearing liabilities:
     Revolving warehouse lines         $  37,490      $  37,490       $     -        $     -        $     -
     FDIC-insured deposits                21,977         15,334           4,757          1,390            496
     Other interest-
       bearing liabilities                11,430          5,047             903          2,459          3,021
                                       ---------      ---------         -------      ---------      ---------
                                          70,897      $  57,871       $   5,660      $   3,849      $   3,517
                                                      =========       =========      =========      =========

Non-interest-bearing liabilities          11,207
                                       ---------
     Total liabilities                    82,104
Shareholders' equity                      26,946
                                       ---------
     Total liabilities and equity      $ 109,050
                                       =========
Maturity/repricing gap                                $ (39,355)      $  (4,758)     $  (1,663)    $   49,052
                                                      =========       =========      ==========     =========


Cumulative gap                                        $ (39,355)      $ (44,113)     $ (45,776)     $   3,276
                                                      =========       =========      =========     ==========

As percent of total assets                              - 36.09%        - 40.45%       - 41.98%          3.00%
                                                      =========       =========      ==========     =========

As percent of total interest earning assets             - 53.06%         -59.48%        -61.72%          4.42%
                                                      =========       =========      ==========     =========


Ratio of Cumulative Interest Earning Assets to
     Cumulative Interest Earning Liabilities                .32x            .31x           .32x          1.05x




-------------

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.







The Company originates fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are expected to be sold within sixty days of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of June 30, 1998, 70.9% of the principal on the loans was expected to be received more than four years from that date. However, the Company's activities are financed with short-term loans and credit lines, 81.6% of which reprice within one year of June 30, 1998. The
Company attempts to limit its interest rate risk by selling a majority of the fixed-rate loans that it originates. If the Company's ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, the Company could be subject to substantial interest rate risk.


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


The Savings Bank is building a portfolio of loans to be held for net interest income. The sale of fixed rate products is intended to protect the Savings Bank from precipitous changes in the general level of interest rates. The valuation of adjustable rate mortgage loans is not as directly dependent on the level of interest rates as is the value of fixed rate loans. Decisions to hold or sell adjustable rate mortgage loans are based on the need for such loans in the Savings Bank's portfolio, which is influenced by the level of market interest rates and the Savings Bank's asset/liability management strategy. As with other investments, the Savings Bank regularly monitors the appropriateness of the level of adjustable rate mortgage loans in its portfolio and may decide from time to time to sell such loans and reinvest the proceeds in other adjustable rate investments.







Asset Quality

The following table summarizes all of the Company's delinquent loans at June 30, 1998 and December 31, 1997:


($ in thousands)                                  June 30, 1998    December 31, 1997
                                                  -------------    -----------------



Delinquent 31 to 60 days                             $   1,375        $     866
Delinquent 61 to 90 days                                 1,068            1,124
Delinquent 91 to 120 days                                  886              970
Delinquent 121 days or more                              1,600            1,567
                                                     ---------        ---------

Total delinquent loans (1)                           $   4,929        $   4,527
                                                     =========        =========

Total loans receivable outstanding, gross of
  the allowance for loan losses (1)                  $  64,068        $  82,512
                                                     =========        =========


Delinquent loans as a percentage of
  total loans outstanding:
Delinquent 31 to 60 days                                  2.15%            1.05%
Delinquent 61 to 90 days                                  1.67             1.36
Delinquent 91 to 120 days                                 1.38             1.19
Delinquent 121 days or more                               2.50             1.90
                                                     ---------        ---------

Total delinquent loans as a percentage
  of total loans outstanding                              7.70%            5.50%
                                                     =========        =========

-------------
(1) Includes loans in foreclosure and in bankruptcy, but excludes real estate owned.

Loans delinquent 31 days or more as a percentage of total loans outstanding increased to 7.70% at June 30, 1998 from 5.50% at December 31, 1997 primarily as a result of an increase in the dollar amount of loans delinquent 31-60 days and a decrease in the dollar amount of total loans outstanding. The dollar amount of loans delinquent 31-60 days increased from $866 thousand at December 31, 1997 to $1,375 thousand on June 30, 1998. The dollar amount of total loans outstanding decreased because the Company sold more loans than it originated during the six month period ended June 30, 1998.

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

SFAS 114 does not apply to larger groups of homogeneous loans such as consumer installment and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property and construction real estate loans. Most of the Company's loans are collectively evaluated for impairment. The Company's impaired loans are nonaccrual loans, as generally loans are placed on nonaccrual status on the earlier of the date that principal or interest amounts are 60 days or more past due (90 days or more in the case of loans held by the Savings Bank) or the date that collection of such amounts is judged uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Nonaccrual loans were $3.5 million and $2.3 million at June 30, 1998 and 1997, respectively. The amount of interest that would have been recorded had these loans not been placed on nonaccrual status was approximately $136,000 and $88,700 for the six months ended June 30, 1998 and 1997, respectively. The amount of interest income on the nonaccrual loans, that was included in net income for the six months ended June 30, 1998 was $62,700. The data for interest income on nonaccrual loans, that was included in net income for the three months ended June 30, 1997 was not available.

The adoption of SFAS 114 and 118 did not result in any additional provision for credit losses at January 1, 1995. At June 30, 1998 and December 31, 1997 the recorded investment in loans for which impairment has been determined in accordance with SFAS 114 totaled $2.5 million and $2.5 million, respectively. The average recorded investment in impaired loans for the six months ended June 30, 1998 and the year ended December 31, 1997 was approximately $2.5 million and $0.8 million, respectively.

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

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K -

                  (a)             Exhibits:
                           27 Financial Data Schedule

                  (b)             Reports on Form 8-K:
                           No reports on Form 8-K have been filed during the three (3) months ending June 30, 1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  ______________________               APPROVED FINANCIAL CORP.



                                            By: /s/ Allen D. Wykle
                                               --------------------------------
                                               Allen D. Wykle,
                                               Chairman, President, and Chief
                                               Executive Officer



                                            By: /s/ Eric S. Yeakel
                                               --------------------------------
                                               Eric S. Yeakel,
                                               Its Treasurer and Chief Financial
                                               Officer