Form 10-Q
period 1998-09-30
APPROVED FINANCIAL CORP
filed 1998-11-13
CIK 1053924

Securities and Exchange Commission
                              Washington, D.C. 20549

                                    Form 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended September 30, 1998.
__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File Number 000-23775

                             Approved Financial Corp.
              (Exact Name of Registrant as Specified in its Charter)

               Virginia                                52-0792752
     (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
      Incorporation or Organization)

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

The number of shares outstanding of the registrant's $1.00 par value common stock, as of November 1, 1998: 5,512,114 shares

                             APPROVED FINANCIAL CORP.

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
                                                               Page
           Consolidated Balance Sheets as of
           September 30, 1998 and December 31, 1997              1

           Consolidated Statements of Income
           for the nine months ended September 30, 1998          2
           and 1997.

           Consolidated Statements of Income
           for the three months ended September 30, 1998         3
           and  1997.

           Consolidated Statements of Cash Flows for             4
           the nine months ended September 30, 1998 and 1997.

           Notes to Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition         8

Item 3.    Quantitative and Qualitative Disclosures About        24
           Market Risk

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                     30

Item 2.    Changes in Securities                                 30

Item 3.    Defaults Upon Senior Securities                       30

Item 4.    Submission of Matters to a Vote of Security Holders   30

Item 5.    Other Information                                     30

Item 6.    Exhibits and Reports on Form 8-K                      30

                          PART I . FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
As of September 30, 1998 and December 31, 1997
(Dollars in thousands, except share amounts)

                                                  1998         1997
                                                  ----         ----
             ASSETS                           (Unaudited)

Cash                                         $   14,926      $11,869
Mortgage loans, net                              74,926       80,696
Real estate owned, net                            1,969        2,367
Securities, available for sale                    4,604       15,201
Premises and  equipment, net                      4,705        4,530
Goodwill, net                                     3,776          775
Income taxes receivable                           1,527          -
Deferred tax asset                                1,706          -
Other assets                                      4,755        2,687
                                                  ------     -------
      Total assets                            $ 112,894     $118,125
                                                =======      =======

      LIABILITIES AND EQUITY

Liabilities:
   Revolving  warehouse lines of
    credit                                   $   40,790    $  52,488
   Certificates of deposit                       26,243       17,815
   Federal Home Loan Bank advance                 1,380        1,000
   Mortgage loans payable                         1,155        1,216
   Promissory notes - related parties             6,744        6,684
   Certificates of indebtedness                   2,378        2,396
   Loan proceeds payable                          8,578        6,364
   Accrued and other liabilities                  3,677        2,837
   Income taxes payable                               -        1,161
   Deferred income tax liability                      -        1,109
                                                 ------    ---------
      Total liabilities                          90,945       93,070
                                                 ======    =========

Shareholders' equity:
   Preferred stock - Series A, $10 par value;
      noncumulative, voting:
      Authorized 100 shares,
      90 shares issued and outstanding                 1           1
   Preferred stock - Series B, $10 par value;
      noncumulative, voting:
      Authorized 50,000 shares,
      none issued and outstanding                      -           -
   Common stock, par value - $1.00:
      Authorized 40,000,000 shares,
      Issued and outstanding 5,512,114
          shares in 1998
          and 5,395,408 in 1997                    5,512        5,395

   Accumulated other comprehensive income            974        6,854
   Additional capital                                552            0
   Retained earnings                              14,910       12,805
                                              ----------    ---------
      Total equity                                21,949       25,055
                                              ----------    ---------

      Total liabilities and equity             $ 112,894   $  118,125
                                               =========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
for the nine months ended September 30, 1998 and 1997
(Dollars in thousands, except share and per share amounts)
(Unaudited)
                                                            1998         1997
                                                            ----         ----

Revenue:
   Gain on sale of loans                             $    25,593    $    24,041
   Interest income                                         7,559          7,845
   Gain on sale of securities                                996          2,796
   Other fees and income                                   4,971          3,130
                                                     -----------    -----------
                                                          39,119         37,812
                                                     -----------    -----------

Expenses:
   Compensation and related benefits                      17,878         12,636
   General and administrative                              8,671          7,358
   Loan production expenses                                2,844          1,136
   Interest expense                                        4,561          4,286
   Provision for loan and foreclosed property
     losses                                                1,556          1,133
                                                     -----------    -----------
                                                          35,510         26,549
                                                     -----------    -----------

      Income before income taxes                           3,609         11,263

Provision for income taxes                                 1,501          4,612
                                                     -----------    -----------

      Net income                                           2,108          6,651


Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding loss arising during
      period                                              (5,879)        (2,898)
                                                     -----------    -----------

Comprehensive (loss)/income                          $    (3,771)   $     3,753
                                                     ===========    ===========

Net income per share:
      Basic                                          $      0.38    $      1.26
                                                     ===========    ===========

      Diluted                                        $      0.38    $      1.26
                                                     ===========    ===========

Weighted average number of shares outstanding:
      Basic                                            5,510,404      5,281,569
                                                       =========     ==========
      Diluted                                          5,513,744      5,288,719
                                                       =========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
for the three months ended September 30, 1998 and 1997 (Dollars in thousands, except share and per share amounts) (Unaudited)
                                                       1998         1997
                                                       ----         ----
Revenue:
   Gain on sale of loans                         $     7,060    $     8,656
   Interest income                                     2,305          2,949
   Gain on sale of securities                            996          2,796
   Other fees and income                               1,810          1,570
                                                 -----------    -----------
                                                      12,171         15,971
                                                 -----------    -----------

Expenses:
   Compensation and related benefits                   5,879          5,120
   General and administrative                          2,839          2,720
   Loan production expense                               976            415
   Interest expense                                    1,477          1,428
   Provision for loan and foreclosed property
      losses                                             718            436
                                                 -----------    -----------
                                                      11,889         10,119
                                                 -----------    -----------
      Income before income taxes                         282          5,852

Provision for income taxes                               121          2,416
                                                 -----------    -----------

      Net income                                         161          3,436


Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding loss arising during
period                                                (5,153)        (2,683)
                                                 -----------    -----------

Comprehensive (loss)/income                      $    (4,992)   $       753
                                                 ===========    ===========

Net income per share:
      Basic                                      $      0.03    $      0.64
                                                 ===========    ===========

      Diluted                                    $      0.03    $      0.63
                                                 ===========    ===========


Weighted average number of shares outstanding:
      Basic                                        5,512,114      5,392,930
                                                 ===========    ===========
      Diluted                                      5,512,114      5,414,264
                                                 ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 1998 and 1997
(In thousands)
(Unaudited)
                                                         1998            1997
                                                      ----------     -----------

Operating activities:
   Net income                                            $   2,108    $   6,651
   Adjustments to reconcile net income to net cash
         provided by (used in)
         operating activities:
      Depreciation of premises and equipment                   515          348
      Amortization of Goodwill                                 292         --
      Provision for loan losses                              1,657        1,043
      Provision for losses on real estate owned               (101)         201
      Charge offs                                           (1,637)         (59)
      (Gain) on sale of securities                            (994)      (2,796)
      Loss on sale of real estate owned                        580          407
      (Gain) on sale of loans                              (25,961)     (24,041)
      Proceeds from sales and prepayments of loans         368,015      346,067
      Change in unearned loan fees                             590          123
      Change in deferred loan costs                           (318)        --
      Change in deferred hedging loss                           91         --
      Loans held for sale originations                    (340,435)    (354,417)
      Real estate owned capital improvements                  (234)        --
      Changes in assets and liabilities:
         Loan sale receivable                                   (3)        --
         Other assets                                       (2,065)        (155)
         Accrued and other liabilities                      (1,786)       6,243
         Income taxes payable                               (2,689)       2,077
         Deferred income taxes                               1,110         (850)
         Loan proceeds payable                               2,214         --
                                                         ---------    ---------

Net cash provided by (used in) operating activities            949      (19,158)

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued for the nine months ended September 30, 1998 and 1997
(In thousands)
(Unaudited)

                                                            1998           1997
                                                          -------       --------
Investing activities:
   Purchase of securities                                     --         (2,522)
   Sales of securities                                       3,919        3,729
   Purchases of premises and equipment                        (733)      (2,434)
   Sales of premises  and equipment                             41         --
   Sales of real  estate owned                               3,771        1,841
   Recoveries on loans charged off                             150         --
   Purchases of ARM fund shares                             (2,035)        --
   Purchases of FHLB stock                                     (96)        --
                                                         ---------    ---------
Net cash provided by investing activities                    5,017          614

Financing activities:
   Borrowings - warehouse                                  300,437      356,569
   Repayments of borrowings - warehouse                   (312,135)    (341,936)
   Proceeds from FHLB advances                                 380          --
   Proceeds from  mortgage loans payable                        --          800
   Principal payments on mortgages payable                     (61)         (42)
   Net increase (decrease) in:
      Notes payable - related parties                           60         (135)
      Certificates of indebtedness                             (18)          24
      Certificates of deposit                                8,428        8,408
      Redemption  of  common stock warrants                   --            332
                                                         ---------    ---------


Net cash (used in) provided by financing activities         (2,909)      24,020
                                                         ---------    ---------

Net increase in cash                                         3,057        5,476

Cash at beginning of period                                 11,869        3,440
                                                         ---------    ---------

   Cash at the end of period                             $  14,926    $   8,916
                                                         =========    =========

Supplemental cash flow information:
   Cash paid for interest                                $   5,068    $   4,154
   Cash paid for income taxes                                3,080        2,536

Supplemental non-cash information:
   Loan balances transferred to real estate owned        $   3,618    $   3,119
   Exchange of stock for acquisition of Armada
      Residential Mortgage LLC                                 669         --

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three and nine months ended September 30, 1998 and 1997 (Unaudited)

Note 1.    Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation, and its subsidiaries (collectively, "Approved", the "Company") engage in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. Approved has two wholly owned subsidiaries, Approved Residential Mortgage, Inc. ("ARMI") and Approved Federal Savings Bank (the "Savings Bank"). During the nine month period ended September 30, 1998, ARMI originated loans through its broker network in eleven states and originated loans on a direct basis through its network of retail branch locations operated by its wholly owned subsidiaries, Approved Federal Savings Bank and ARMI d/b/a Armada Residential Mortgage. . The Company's retail offices also generate loans, which are funded through other lenders with the Company acting in a broker capacity ("Brokered Loans"). Brokered Loans are normally loans that do not meet the Company's underwriting guidelines. The Company and the Savings Bank, which is a federally chartered savings bank, are located in Virginia Beach, Virginia. The Savings bank has a wholly owned subsidiary operating as a title insurance agency.

Principles of accounting and consolidation: The consolidated financial statements of the Company include the accounts of Approved and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Note 2.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

Note 3.  New accounting pronouncements:

Effective January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The new statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the statement of financial condition. The only item the Company has in Comprehensive income for the three and nine months ended September 30, 1998 and 1997 is an unrealized holding gain or loss on securities, net of deferred taxes.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued, effective for fiscal years beginning after December 15, 1997. The new statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three and nine months ended September 30, 1998 and 1997 (Unaudited)

internally for evaluating segment performance and deciding how to allocate resources to segments. This statement does not have any material impact on the financial statements.

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


In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued, effective for the first fiscal quarter beginning after December 15, 1998. The new statement requires that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Any retained mortgage-backed securities that are committed for sale before or during the securitization process must be classified as trading. This statement does not have any impact on the Company's financial statements since the Company has never securitized loans.


Note 4.   Acquisition:

Effective January 26, 1998, ARMI purchased substantially all of the assets of Funding Center of Georgia, Inc. ("FCGA"), which is located in Atlanta. FCGA generated loan volume of $37.7 million, from the acquisition date through September 30, 1998, including brokered loans. All of the employees of FCGA have become employees of ARMI, and the business is conducted under the assumed name of "Funding Center of Georgia." The purchase price for FCGA's assets was $3,300,000. ARMI paid $600,000 at closing, will pay $100,000 in 1998, $900,000 in 1999, $900,000 in 2000 and $800,000 in 2001, with interest at 6%. Payment amounts of $800,000 each in 1999, 2000 and 2001 are subject to reduction in the event of a failure to meet agreed-upon pre-tax profit targets each year. The two principal owners of FCGA entered into three-year employment agreements with ARMI to manage the operations of FCGA. This transaction was accounted for under the purchase method of accounting. Net assets of $7,000 were acquired with an associated intangible asset (goodwill) recorded in the amount of $3,293,000. This goodwill will be amortized over 10 years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

General

The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for the three and nine month periods ended September 30, 1998 and 1997 and its consolidated financial position at September 30, 1998 and December 31, 1997. The discussion includes some forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 involving estimates, uncertainties and management opinions. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors. Those factors include, but are not limited to, changes in residential real estate values, changes in industry competition, general economic conditions, changes in interest rates, changes in the demand for non-conforming mortgage loans, the Company's availability of funding sources for capital liquidity, changes in loan prepayment speeds, delinquency and default rates, changes in regulatory issues concerning mortgage companies or thrift institutions, changes in GAAP accounting standards effecting the Company's financial statements, any changes which influence all markets for profitable sales of all types of mortgage loans, market forces affecting the price of the Company's common stock and other risk factors as disclosed in the Company's Form 10/A and 10-K/A filed with the Securities and Exchange Commission. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information.
 .

Results of Operations for the Three and Nine month Periods ended September 30, 1998 Compared to the Three and Nine Month Periods Ended September 30, 1997

Net Income

Net income for the three and nine months ended September 30, 1998 was $0.2 million and $2.1 million representing a decrease of $3.2 million and $4.6 million compared to net income of $3.4 million and $6.7 million for the three and nine months ended September 30, 1997. On a per share basis (diluted), income for the three and nine months ended September 30, 1998 was $0.03 and $0.38 compared to $0.63 and $1.26 for the three and nine months ended September 30, 1997. The per-share figures have been adjusted to reflect a 100% stock dividend paid on common stock, of the Company on November 21, 1997.

Origination of Mortgage Loans

 The following table shows the loan originations in dollars and units for the Company's broker and retail units for the three and nine month periods ended September 30, 1998 and 1997. The table excludes $23.5 million and $60.0 million Brokered Loans generated by the Company's retail unit during the three and nine month periods ended September 30, 1998.


(Dollars in thousands)          Three Months           Nine Months
                               Ended Sept. 30         Ended Sept. 30
                              1998         1997      1998        1997
                              ----         ----      ----        ----

Dollar Volume of Loan
 Originations:
   Broker Referrals           $ 56,224   $ 60,481   $161,307   $185,408
   Retail                       56,259     58,683    179,128    156,507
                              --------   --------   --------   --------
      Total                   $112,483   $119,164   $340,435   $341,915
                              ========   ========   ========   ========

Number of Loans Originated:
      Broker Referrals             876      1,037      2,780      3,183
      Retail                       962      1,081      3,232      2,968
                              --------   --------   --------   --------
      Total                      1,838      2,118      6,012      6,151
                              ========   ========   ========   ========


The decrease of 5.6 percent and 0.4 percent in dollar volume of loans originated during the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997 was due primarily to increased competition in the non-conforming mortgage industry.

Loans originated through the Company's retail offices, excluding $23.5 million and $60.0 million Brokered Loans, decreased 4.1 percent to $56.3 million and increased 14.5 percent to $179.0 million during the three and nine month periods ended September 30, 1998, compared to $58.7 million and $156.5 million during the respective periods in 1997. The growth in retail origination for the nine month period ended September 30, 1998, was due to an increase in retail office locations from internal growth and due to the acquisition of FCGA. The decrease in retail originations for the three-month period ended September 30, 1998, was caused by increased competition in the non-conforming mortgage industry.

Brokered Loans generated by the retail division were $23.5 million and $60.0 million ,during the three and nine-month periods ended September 30, 1998. Brokered loan volume created during the three and nine-month periods ended September 30, 1997 was not material and therefore the dollar volumes were not recorded. (See: Item 2-Other Income)

The volume of loans originated through referrals from the Company's network of mortgage brokers decreased 7.0 percent to $56.2 million and decreased 13.0 percent to $161.3 million during the three and nine month periods ended September 30, 1998, respectively, compared to $60.5 million and $185.4 million during the three and nine month periods ended September 30, 1997. Contributing to this decrease in volume from broker referrals is the refinance boom for conforming mortgages created by the low interest rate environment, increased competition in the non-conforming mortgage industry and the Company's acquisition of FCGA, a former broker who referred loans to the Company.

Gain on Sale of Loans

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

Loan sales totaled $100.7 million and $331.9 million for the three and nine months ended September 30, 1998, including the sale of approximately $2.3 million and $12.0 million of loans owned by the Company for more than 180 days ("Seasoned Loans") at a discount to par value, as compared to $108.3 million and $306.9 million for the same periods in 1997. The Company sold $2.3 million of Seasoned Loans at a 21% discount to par value in July 1998. Previously the Company sold $9.6 million of Seasoned Loans at an 8% discount to par value in June 1998.

Gain on the sale of loans was $7.1 million and $25.6 million for the three and nine months ended September 30, 1998, which compares with $8.7 million and $24.0 million for the same periods in 1997. These gains exclude the sale of $2.3 million and $12.0 million of Seasoned Loans at a discount. The decrease for the three-month period ended September 30, 1998, was the direct result of a decrease in the weighted average premium paid by investors for the Company's loans. The increase in the gain on sale of loans for the nine-month period ended September 30, 1998 increased primarily due to the increased dollar volume of loans sold. Gain on the sale of mortgage loans represented 58.0% and 65.4% of total revenue during the three and nine months ended September 30, 1998, compared to 54.2% and 63.6% of total revenue for the same periods in 1997.

The weighted-average premium realized by the Company on its loan sales decreased to 5.29% and 5.73%, excluding the $2.3 million and $12.0 million sale of Seasoned Loans, during the three and nine months ended September 30, 1998, from 6.33% and 6.45% for the same periods in 1997, respectively. The net premium received on loan sales including the Seasoned Loan sales were 4.7% and 5.1% for the three and nine months ended September 30, 1998, respectively.

The decrease in premium percentage was caused by changes in non-conforming mortgage loan secondary market conditions. Concerns over a weakening international financial system have given rise to a "flight to quality", which has caused pricing spreads within the non-conforming mortgage backed securitization marketplace to dramatically increase relative to the yields on United States Treasury Securities, the benchmark from which they are often priced. The Company has never used securitization as a form of financing, however , this situation has caused deterioration in the valuation of interest-only and residual assets created from securitization issued by other lenders and has led to a lack of liquidity for several lenders that are dependent on the securitization market. Consequently, these companies have diverted to whole loan strategies to sell loans in order to generate current cash flow. This strategic shift has resulted in excess supply and therefore reduced premiums within the whole loan sale marketplace, which is the Company's current outlet for loan sales. The weakening securitization market and excess supply in the whole loan sale market has resulted in a lowering of premium percentage paid by the Company's investors.

In addition, the premium percentage has decreased due to a decrease in the Weighted Average Coupon ("WAC") on the Company's loan originations, which was primarily the result of an increase in adjustable rate mortgage originations during the first nine months of 1998 compared to the first nine months of 1997. These premiums do not include loan origination fees collected by the Company at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

The Company defers recognizing income from the loan origination fees it receives at the time a loan is closed. These fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans for the three and nine months ended September 30, 1998 was $2.1 million and $8.1 million, compared to $3.0 million and $7.5 million for the same period in 1997. The decrease for the three months ended September 30, 1998, is the result of a lower volume of retail loans sold and a decrease in the average origination fee percentage. The increase for the nine-month period ended September 30, 1998, is the result of the company selling more loans generated by its retail division. The Company's retail loan sales during the three and nine months ended September 30, 1998 comprised 51.0% and 51.7% of total loan sales, with average loan origination fee income earned of 4.3% and 4.9%. For the same period in 1997, the Company's retail loan sales were 51.3% and 45.7% of total loan sales with average origination fee income earned of 5.3% and 5.3%. Fees associated with selling loans remained constant at approximately 20 basis points of the dollar volume of loans sold for the three and nine months ended September 30, 1998 and 1997.

The Company also defers recognition of the expense it incurs from payment of fees mortgage brokers for services rendered on loan originations. These fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred expenses pertaining to loans held for sale is taken into income at the time of sale of the loan. The Company ceased payment of fees to mortgage brokers for services rendered in November 1998.


Interest Income and Expense

The Company's net interest income is dependent on the difference, or "spread," between the interest income it receives from its loans and its cost of funds, consisting principally of the interest expense paid on the warehouse lines of credit, the Savings Bank's deposit accounts and other borrowings.

Interest income for the three and nine months ended September 30, 1998 was $2.3 million and $7.6 million compared with $2.9 million and $7.8 million for the same period ended in 1997. The decrease in interest income for the three months ended September 30, 1998 was primarily due to a lower weighted average coupon associated with the balance of loans held for sale. The increase in interest income for the nine month period ended September 30, 1998, compared to the same period in 1997, was primarily due to a larger average balance of loans held for sale.

Interest expense for the three and nine months ended September 30, 1998 was $1.5 million and $4.6 million compared with $1.4 million and $4.3 million for the same period ended September 30, 1997. The increase in interest expense for the nine month period ended September 30, 1998, was the direct result of an increase in the average balance of interest bearing liabilities.

Changes in the average yield received on the Company's loan portfolio may not coincide with changes in interest rates the Company must pay on its revolving warehouse loans, the Savings Bank's FDIC-insured deposits, and other borrowings. As a result, in times of rising interest rates, decreases in the difference between the yield received on loans and other investments and the rate paid on borrowings and the Savings Bank's deposits usually occur.

The following tables reflect the average yields earned and rate paid by the Company during the nine months ended September 30, 1998 and 1997. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.


                                            Nine Months Ended                Nine Months Ended
(In thousands)                             September 30, 1998               September 30, 1997
                                           ------------------               ------------------
                                                            Average                             Average
                                      Average                Yield/     Average                  Yield/
                                      Balance     Interest    Rate      Balance   Interest       Rate
                                      -------     --------    ----      -------   --------       ----

Interest-earning assets:
   Loans receivable  (1)             $  78,549    $ 7,160     12.19%   $ 69,786   $  7,695      14.74%
   Cash and other interest-
     earning assets                      7,686        399      6.94%      3,233        150       6.20%
                                      ---------   --------    -------  ---------     ------      -----
                                        86,235      7,559     11.72%     73,019      7,845      14.36%
                                        -----       ------     -----    -------      ------     -----

Non-interest-earning assets:
   Allowance for loan losses            (1,561)                          (1,345)
   Investment in IMC                    11,102                           18,572
   Premises and equipment, net           4,712                            3,083
   Other                                16,914                            6,560
                                        ------                           ------
   Total assets                      $ 117,402                         $ 99,889
                                      =========                          ======

Interest-bearing liabilities:
   Revolving warehouse lines           $54,011      2,843       7.04%  $ 58,581      3,452       7.88%
   FDIC-insured deposits                20,946        933       5.96%     3,049        123       5.39%
   Other interest-bearing
     liabilities                        11,404        785       9.20%    10,221        711       9.30%
                                     ---------    -------      -------  ----------   --------   ------
                                        86,361      4,561       7.06%    71,851      4,286       7.98%
                                     --------     --------     -------  --------    --------    ------

Non-interest-bearing liabilities         4,594                            3,498
                                    ----------                         ---------

   Total liabilities                    90,955                           75,349
Shareholders' equity                    26,447                           24,540
                                     ---------                          -------

   Total liabilities and equity       $117,402                         $ 99,889
                                     =========                         =========

Average dollar difference between
  interest-earning assets and
  interest-bearing liabilities       $    (126)                         $ 1,168
                                     =========                          =========


Net interest income                               $2,998                           $  3,559
                                                  ======                              =====

Interest rate spread  (2)                                       4.66%                            6.39%
                                                              =======                           =======

Net annualized yield on average
  interest-earning assets                                       4.65%                            6.52%
                                                               =======                          =======


--------------------------------------------------------------------------------

(1) Loans shown gross of allowance for loan losses and include non performing loans, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.


The following table shows the change in net interest income which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for nine month period ending September 30, 1998 compared to the nine month period ended September 30, 1997 and for the nine month period ending September 30, 1997 compared to the nine month period endedSeptember 30, 1996. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $561,000 in interest income for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 was the net result of a decrease in the average yield on interest earning assets.


      ($ In Thousands)
                                     Nine Months Ended           Nine Months Ended
                                     September 30, 1998          September 30, 1997
                                     Compared to                 Compared to
                                     Nine Months Ended           Nine Months Ended
                                     September 30,1997           September 30, 1996

                                Increase (Decrease)due to      Increase (Decrease) due to
                               Volume     Rate     Total      Volume     Rate     Total
                               ------     ----     -----      ------     ----     -----

Interest-Earning Assets:
  Loan Receivable            $ 1,407    $(1,942)  $ (535)     $3,877   $ 528    $ 4,405
  Cash and Other Interest-
     Earning Assets              229         20      249         129       3        132
                               -----       -----    ----        ----    -----    ------
                               1,636     (1,922)    (286)      4,006     531      4,537
                               -----      ------    ----       -----    -----     -----

Interest-Bearing Liabilities:
  Revolving Warehouse Lines     (257)       (353)   (610)      1,991    (230)     1,761
  FDIC-Insured Deposits          796          14     810         117       2        119
  Other Interest-
    Bearing Assets                81          (6)     75         128      (5)       123
                                ----         ----    ----      -----    -----     -----
                                 620        (345)    275       2,236    (233)     2,003
                                ----        -----    ----      ------   -----     -----

Net Interest Income          $ 1,016    $  1,577   $(561)    $ 1,770   $ 764    $ 2,534
                             =======    ========   =====     =======   =====    =======

OTHER INCOME

In addition to net interest income, and gain on the sale of loans, the Company derives income from origination fees earned on Brokered Loans generated by the Company's retail offices and other fees earned on the loans funded by the Company, such as document preparation fees, underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. Brokered Loan fees were $1.1 million and $2.8 million for the three and nine months ended September 30, 1998, compared to $0.3 million and $0.5 million for the three and nine months ended September 30, 1997. For the three and nine months ended September 30, 1998, other income totaled $1.8 million and $5.0 million compared to $1.5 million and $3.1 million for the same period in 1997. The increase was primarily the result of the increase in Brokered Loan fees.

COMPREHENSIVE INCOME

The Company has comprehensive income (loss) in the form of unrealized holding gain (loss) on securities held for sale. The shares of IMC Mortgage Company common stock owned by the Company is the primary component of the Company's security holdings (See Item 2 section "Assets"). For the three and nine months ended September 30, 1998, comprehensive income (loss) was ($5.0) million and ($3.8) million compared to comprehensive income of $.8 million and $3.8 million for the three and nine months ended September 30, 1997. The loss for the three and nine months ended September 30, 1998 was related to a decrease in the market price of IMC Mortgage Company common stock. The gain for the three and nine month periods ended September 30, 1997 was related to an increase in the market price of the IMC Mortgage Company common stock for the respective periods. The Company owned approximately 900,000 shares of IMC Mortgage Company common stock on September 30, 1998.

COMPENSATION AND RELATED EXPENSES

 The largest component of expenses is compensation and related expenses, which increased by $0.8 million and $5.2 million to $5.9 million and $17.9 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The increases for the three and nine month periods were directly attributable to an increase in the number of employees. For the three months ended September 30, 1998 the Company had four additional retail loan origination centers compared to the same period in 1997 which accounted for the entire increase in compensation and related benefits expense during this period. During the nine month period ended September 30, 1998, approximately 60% of the increase was attributed to staffing needs for nine additional retail origination offices compared to the same period in 1997. The remaining 40% of the increase in compensation and related benefits expense for the nine-month period ending September 30, 1998 was due to a higher number of employees in the corporate headquarters during the first six months of 1998.. During the first six months of 1998 the Company had an increase of 68.1% in corporate office staff compared to the same period in 1997, with a corresponding increase in base salaries and benefits of approximately $2.0 million. However, in July of 1998, the Company initiated a plan to reduce the number of employees in the corporate office. As of September 30, 1998, the home office staff had been reduced by 16% compared to March 30, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses for the three month period ended September 30, 1998, decreased by $0.1 million to $2.8 million compared to the three month period ended September 30, 1997. The reduction is the result of the Company's cost cutting procedures implemented during 1998. General and administrative expenses for the nine month period ended September 30, 1998 increased by $1.3 million to $8.7 million, compared to the nine month period ended September 30, 1997. The Company had nine additional retail lending offices for the nine month period ended September 30, 1998 compared to the same period in 1997.

LOAN PRODUCTION EXPENSE

The largest component of loan production expense is fees paid by the Company to mortgage brokers for services rendered in the preparation of loan packages. Other items that comprise loan production expenses are appraisals, credit reports, leads research and telemarketing expenses. Loan production expenses for the three and nine month periods ended September 30, 1998 were $1.0 million and $2.8 million compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 1997. The increase was primarily the result of an increase in services rendered fees. The Company is not paying services rendered fees at the current time.

PROVISION FOR LOAN LOSSES

The Company added $.9 million and $1.7 million during the three and nine months ended September 30, 1998 to the allowance for loan losses, compared to an increase of $.6 million and $1.0 million for the three and nine month periods ended September 30, 1997. The increase was caused by two Seasoned Loan sales, of approximately $9.6 million, at 92% and $2.3 million, at 79%, of the carrying value of the loans.


The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the nine months ended September 30, 1998 and the year ended December 31, 1997

 ($ In thousands):

                                                   1998          1997
                                                ------------  -----------

Balance at beginning of period                   $1,687       $    924
Provision charged to expense                      1,657          1,534
Loans charged off                                (1,831)          (953)
Recoveries of loans previously charged off          149            182
                                                ---------    -----------

Balance at end of period                      $   1,662       $  1,687
                                                =========    ===========

Loans receivable at period-end, gross
    of allowance for losses                     $78,080      $  83,512

Ratio of allowance for loan losses to gross
    loans receivable at period-end                 2.13%          2.02%


The decrease in dollar amount of the allowance for loan losses at September 30, 1998 compared to December 31, 1997 relates to the decrease in the balance of gross mortgage loans held by the Company for the respective dates. All losses ("charge offs" or "write downs") and recoveries realized on the sale of properties for which write downs were previously recorded at the time of foreclosure, are accounted for in the allowance for loan losses.

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

PROVISION FOR FORECLOSED PROPERTY LOSSES

The Company decreased its provision for foreclosed property losses by $220,000 for the three months ended September 30, 1998, and increased its provision by $101,000 for the nine month period ended September 30, 1998, compared to an increase of $1,000 and $200,000 for the three and nine months ended
September 30, 1997.

Sales of real estate owned yielded net losses of $186,000 and $580,000 for the three and nine months ended September 30, 1998 versus $55,000 and $407,000 for the three and nine months ended September 30, 1997.

The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned (REO) data for the nine months ended September 30, 1998 and the year ended December 31, 1997

($ In thousands):
                                             1998                    1997
                                            ------                  ------

Balance at beginning of period           $    671                $    529
Provision charged to expense                 (101)                    142
                                           -------                  ------

Balance at end of period                 $    570                $    671
                                          ========                  =======

Real estate owned at period-end, gross
    of allowance for losses              $  2,539                 $ 3,038

Ratio of allowance for REO losses
to gross real estate owned at period-end    22.45%                  22.09%

Note:  This reserve is in addition to the reserve for loan losses.

The Company maintains a reserve on its REO based upon management's assessment of appraised values. The decrease in the provision for foreclosed property losses relates to a decrease in the dollar amount of outstanding REO at September 30, 1998 when compared to December 31, 1997. While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

INCOME TAXES

Income tax expense for the three and nine months ended September 30, 1998 was $0.1 million and $1.5 million, resulting in an effective tax rate of 42.9% and 41.6%. By comparison, the Company had income tax expense of $2.4 million and $4.6 million for an effective tax rate of 41.3% and 40.9% for the same periods in 1997.

The effective tax rates differ from the statutory federal rates due primarily to state income taxes and certain nondeductible expenses.

FINANCIAL CONDITION AT SEPTEMBER 30, 1998 COMPARED TO DECEMBER 31, 1997

ASSETS

The total assets of the Company were $112.9 million at September 30, 1998, compared to total assets of $118.1 million at December 31, 1997.

Cash and cash equivalents were $14.9 million at September 30, 1998, representing an increase of $3.0 million over cash and cash equivalents of $11.9 million at December 31, 1997. The principal reason for the increase was the receipt of proceeds from loan sales in the final week of September 1998. These proceeds were used to fund new loans in the first week of October 1998.

Net mortgage loans receivable decreased by $5.8 million to $74.9 million at September 30, 1998. The 7.2% decline was primarily the result of the Company's sales and payoffs of loans being greater than loans originated during the first nine months of 1998. The Company generally sells loans within sixty days after origination.

Real estate owned ("REO") decreased by $0.4 million, from December 31, 1997 to $2.0 million at September 30, 1998. The decrease was the result of increased sales of REO properties. REO is carried net of a reserve for loss on foreclosed property.

Securities available for sale consist primarily of shares of IMC Mortgage Company ("IMC") owned by the Company and Saving's Bank Adjustable Rate Mortgage Fund and FHLB stock owned by the Savings Bank. Following the conversion of the Industry Mortgage L.P. into a public corporation in 1996, the Company received shares of IMC common stock (NASDAQ: IMCC) in exchange for the partnership units owned by the Company. The Company's investment in IMC is accounted for as an available for sale security under SFAS No. 115 and is carried at the market value. The market value of the IMC shares owned was $1.8 million at September 30, 1998 and $11.6 million at December 31, 1997.The decrease in securities available for sale was primarily due to the sale of 92,500 shares of IMC stock and a decline in the market price of IMC stock from $11.875 on December 31,1997, to $1.969 per share on September 30, 1998.

Premises and equipment increased by $0.2 million, from December 31, 1997, to $4.7 million at September 30, 1998. The primary reason for the increase was the purchase of computers for a centralized telemarketing center located at the Company's headquarters in Virginia Beach.

Goodwill increased $3.0 million, from December 31, 1997, to $3.8 million at September 30, 1998. The increase is a result of the Company's purchase of the Funding Center of Georgia, which resulted in goodwill of $3.3 million.

Income tax receivable increased by $1.5 million from December 31, 1997 to $1.5 million at September 30, 1998. The 1998 increase is the result of overpayment of second quarter estimated tax payments.

The deferred tax asset was $1.7 million at September 30, 1998 compared to a deferred tax liability of $1.1 million at December 31, 1997. The change was the result of a decrease of $3.9 million in the deferred tax liability on securities and a decrease of $1.1 million in the deferred tax asset. The deferred tax asset decreased because the mark to market valuation of the Company's loans held for sale portfolio decreased.


Other assets increased by $2.1 million, from December 31, 1997, to $4.8 million at September 30, 1998. The 1998 increase was the result of two factors. The Company sold 92,500 shares of IMC Mortgage Company stock resulting in proceeds of $1.0 million. As of September 30, 1998 the Company had not received the cash, proceeds from the sale, therefore, a receivable was booked. Also there was an increase of $0.7 million in prepaid expenses.

LIABILITIES

Outstanding balances for the Company's revolving warehouse lines of credit decreased by $11.7 million, from December 31, 1997, to $40.8 million at September 30, 1998. The 22.3% decrease in 1998 was primarily attributable to the decrease in net mortgage loans held for sale and the increase in certificates of deposit issued by the Savings Bank.

The Company draws on its revolving warehouse lines of credit as needed to fund loan production. As of September 30, 1998, the Company had issued checks to fund loans totaling $8.6 million which had not cleared the Company's checking account and for which the Company had not drawn funds from its warehouse lines. These checks cleared the Company's bank accounts in the first few business days of October 1998 and most were funded with cash on hand or by funds from warehouse lines of credit.

The Savings Bank's deposits totaled $26.2 million at September 30, 1998, compared to $17.8 million at December 31, 1997. The Savings Bank increased its deposits in 1998 in order to fund loans. Of the certificate accounts as of September 30, 1998, a total of $4.9 million was scheduled to mature in the next twelve-months.

The Savings Bank increased its borrowings from the Federal Home Loan Bank ("FHLB") to $1.4 million at September 30, 1998, from $0.4 million at December 31, 1997. The Savings Bank held $145,800 of FHLB stock at September 30, 1998. Management expects to utilize FHLB advances as the Savings Bank builds a portfolio of loans.

Promissory notes and certificates of indebtedness totaled $9.1 million at September 30, 1998, compared to $9.1 million at December 31, 1997. The Company has utilized promissory notes and certificates of indebtedness to help fund its operations. These borrowings are subordinated to the Company's warehouse lines of credit, and are The promissory notes are loans from insiders (shareholders, directors and employees) issued for terms of one to five years and with interest rates between 8.00% and 10.25%. The certificates of indebtedness are uninsured deposits authorized for Virginia financial institutions holding an industrial loan association charter. The Company is not currently soliciting new promissory notes or certificates of indebtedness.

Accrued and other liabilities increased by $0.8 million to $3.7 million at September 30, 1998. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The increase was the result of a payable being established in connection with the acquisition of the Funding Center of Georgia. The acquisition payable was $2.6 million at September 30, 1998.

SHAREHOLDERS' EQUITY

Total shareholders' equity at September 30, 1998 was $21.9 million, compared to $25.1 million at December 31, 1997. The $3.2 million decrease in 1998 was primarily due to a decrease of $5.9 million in accumulated other comprehensive income, related to a decrease in the market value of the shares of IMC Mortgage Company owned by the Company. This was offset by an increase in common stock and additional paid in capital of $0.7 million related to the purchase of the remaining 17% interest in Armada Residential Mortgage, L. L. C., and $0.5 million in net income.

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

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to the Company's ability to continue to originate loans. The Company received cash from operating activities of $.9 million for the nine months ended September 30, 1998. The Company used cash from operating activities of $19.2 million for the nine months ended September 30, 1997. The net cash provided from operating activities during the nine month period ended September 30, 1998 resulted because the Company's sales and payoffs being greater than originated loans. The net cash used from operating activities is primarily used to fund mortgage loan originations.

The Company finances its operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the nine months ended September 30, 1998, the Company used cash from financing activities of $2.9 million, compared to positive cash received from financing activities of $24.0 million for the nine months ended September 30, 1997. During the first nine months of 1998, the Company's repayments on its warehouse line of credit exceeded borrowings because loan sales exceeded loan originations.

The Company had cash and cash equivalents of $14.9 million at September 30, 1998. The Company has sufficient cash resources to fund its operations at current levels through the end of 1998.. However, loan origination volume is expected to continue to grow in future periods, and management anticipates that it will need additional capital to fund this growth and to continue its expansion. New debt financing, equity financing, and lines of credit will be evaluated with consideration for maximizing shareholder value. However, the company has no commitments for additional bank borrowings or additional debt or equity financing and there can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable. Management expects that the recent changes throughout the mortgage industry will challenge the Company and other lenders in their attempt to raise new capital.(See: Item 2 -Gain on Sale of Loans)

The Company's outstanding borrowings from all sources plus loan proceeds payable represented 77.3% of total assets at September 30, 1998, compared to 74.5% of total assets at December 31, 1997.

Warehouse and Other Credit Facilities. The Company has a $100.0 million warehouse line of credit from a syndicate of commercial banks. The syndicate is led by Chase Bank of Texas. Other banks in the syndicate are BankBoston, National City Bank, Comerica Bank and Compass Bank. The line is secured by loans originated by the Company and bears interest at a rate of 1.5% over the one-month LIBOR rate. The line expires on December 31, 1999 and is subject to renewal. The Company may receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. As of September 30, 1998, $32.6 million was outstanding under this facility.

The Company also has a $25.0 million Seasoned Loan line of credit from a commercial bank syndicate. This line is secured by loans originated by the Company. The Seasoned Loan line of credit bears interest at a rate of 2.5% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans. As of September 30, 1998, $8.3 million was outstanding under this facility.

Whole Loan Sale Program. The Company's primary source of funding is the sale of its loans in the secondary market. The market value of the Company's loans is dependent on a number of factors, including but not limited to the credit quality of the loans, prepayment penalties attached to the loans, performance of loans previously sold by the Company, general economic conditions, market interest rates, secondary market conditions for whole loan sales and governmental regulations. Adverse changes in these conditions may affect the Company's ability to sell loans in the secondary market for acceptable prices. The ability to sell loans in the secondary market is essential to the continuation of the Company's loan origination operations. (see: Item 2-Gain on Sale of Loans)

Other Capital Resources. The Savings Bank's deposits totaled $26.2 million at September 30, 1998, compared to $17.8 million at December 31, 1997. The Savings Bank increased its deposits in order to fund loans. The Savings Bank currently utilizes funds from the deposits and a line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans.

SAVINGS BANK REGULATORY LIQUIDITY

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the Office of Thrift Supervision ("OTS") require thrift associations and/or savings banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to withdrawal savings and borrowings due in one year or less is 5.0%. Penalties are assessed for noncompliance. During 1997 and the first nine month of 1998, the Savings Bank maintained liquidity in excess of the required amount, and management anticipates that it will continue to do so.

SAVINGS BANK REGULATORY CAPITAL

 At September 30, 1998, the Savings Bank's book value under generally accepted accounting principles ("GAAP") was $4.6 million. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of September 30, 1998, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Savings Bank's GAAP capital to regulatory capital:

                                                Tangible     Core     Risk-Based
($ In thousands)                                Capital      Capital    Capital
                                               -------      -------    -------

   GAAP capital                                $ 4,596      $ 4,596     $4,596
   Add:unrealized loss on securities                 6            6          6
   Nonallowable asset: goodwill                   (120)        (120)      (120)
   Additional capital item:general allowance       -           -           236
                                               --------     ---------  --------

   Regulatory capital - computed                 4,482        4,482      4,718
   Minimum capital requirement                     578        1,541      1,955
   ---------------------------                 -------       -------    -------


   Excess regulatory capital                  $  3,904      $ 2,941    $ 2,763
                                              =========     =======     =======

   Ratios:
   Regulatory capital - computed                 11.64%       11.64%     19.31%
   Minimum capital requirement                    1.50%        4.00%      8.00%
                                               --------      ------     -------

   Excess regulatory capital                     10.14%        7.64%     11.31%
                                              =========     =======     =======


The Company is not aware of any other trends, events or uncertainties which will have or that are likely to have a material effect on the Company's or the Savings Bank's liquidity, capital resources or operations. The Company is not aware of any current recommendations by regulatory authorities, which if they were implemented would have such an effect.

HEDGING ACTIVITIES

The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. The majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. From time to time, the Company will attempt to offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale by entering into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. However, the Company does not find this cost effective in most instances, since the majority of the loans are sold within a sixty-day period. The Company did not have any treasury security contracts at September 30, 1998.

IMPACT OF INFLATION,DEFLATION AND CHANGING PRICES

The consolidated financial statements and related data presented in this document have been prepared in accordance with generally accepted accounting principles, which require the measurement of the financial position and operating results of the Company in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation or deflation.

Virtually all of the assets of the Company are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of changes in the general levels prices. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Inflation or deflation affects the Company most significantly in the area of loan originations, the value of loan collateral and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation or deflation

Because the Company sells a significant portion of the loans it originates, inflation and interest rates have a diminished effect on the Company's results of operations. The Savings Bank is expected to continue to build its portfolio of loans held for investment, and this portfolio will be more sensitive to the effects of inflation or deflation and changes in interest rates. (Also see "Interest Rate").

YEAR 2000 ISSUES

COMPLIANCE

The Year 2000 issue relates to the way computer systems and programs define and handle calendar issues. Non-compliant systems could fail or make miscalculations due to interpretations of dates that fall past the millennium. For example, the year value "00" could be interpreted to mean the year "1900", rather than "2000". Other systems not normally thought of as computer related may also contain embedded hardware or software that may contain a date or time element. Approved Financial, similar to other financial service institutions, is sensitive and subject to the potential impacts of the Year 2000 issue.

Approved Financial initiated a Year 2000 project in late 1997 under the direction of a project leader, supervised by the Company's Board of Directors. Management has placed a high priority on Year 2000 issues, in recognition of the business risk inherent in non-compliance. The project is proceeding ahead of schedule, with expected completion by the end of first quarter 1999.

PROJECT

The Approved Financial Year 2000 project generally follows suggested OTS and FFIEC guidelines. The scope of the project includes: ensuring the compliance of all systems and applications of significance, operating systems and hardware on the Company's LAN and PC platforms; addressing issues related to other systems not normally thought of as computer related, and addressing the compliance of key business partners.

There are five (5) phases of the project: Awareness, Assessment, Renovation, Validation and Implementation. During the Assessment phase, the Company determined to concentrate physical upgrades to those computers representing "current" technologies. Older units may still be used in non-critical applications, but would be phased out and replaced before the Year 2000. The Assessment phase also identified several systems that are classified as "mission-critical" and represent the Company's core business of mortgage lending. Project efforts have focused on getting these systems to Year 2000 compliance levels.

Approved Financial has no internally generated programmed software to correct, as substantially all of the software utilized by the Company is purchased or licensed from external providers. The Company is currently completing the Renovation phase of the project. Virtually all "mission-critical" applications and hardware have been upgraded to Year 2000 compliance release levels.

In addition, the Company has contracted for a new Human Resources and Payroll system, which is certified by the vendor as being Year 2000 compliant. Installation of these systems is scheduled for fourth quarter 1998, with full integration expected by the end of the first quarter 1999. All PC equipment located at corporate headquarters, including hardware BIOS, and software, have been upgraded to Year 2000 compliance release levels.

The final portion of the Renovation phase consists of field upgrades of systems and software located in our branch offices, with an expected completion date of December 31, 1998. Branch renovations are estimated at 75% complete.

The Company has initiated formal communications with significant outside vendors and business partners to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. Approved Financial is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance.

The majority of the Company's mission-critical systems are already certified by their respective vendors as being Year 2000 compliant. Certified compliant systems include mortgage loan origination and processing, closing, servicing, secondary marketing, and accounting systems. All named systems are installed at current release levels. One system used for Indirect Lending is not compliant. However, the vendor has scheduled replacement with a compliant version by the end of the first quarter 1999.

The majority of the Company's non-computer-related systems and equipment are currently Year 2000 compliant, based primarily upon verbal and written communication with vendors. Compilation of written documentation regarding this compliance is virtually complete.

Validation of internal mission-critical applications has begun upon those applications certified by their vendors as being fully Year 2000 compliant. Validations of several of the Company's mission-critical systems have been completed. Approved Financial expects to meet the FFIEC milestone of having "internal testing of mission-critical systems substantially complete" by December 31, 1998.

COSTS

The total cost associated with required modifications and testing to become Year 2000 compliant has been budgeted at $200,000, and is not considered material to the Company's financial position. Costs are expensed as incurred in the current period. This estimate does not include Approved Financial's potential share of Year 2000 costs that may be incurred by partnerships or ventures in which the company may participate but is not the operator. The total amount of the project expended through September 30, 1998 is $48,000, of which the bulk is for upgrades of systems and software at corporate headquarters and branch offices.

RISKS

The failure to correct a material Year 2000 problem could result in interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition.

The company's Year 2000 project has resulted in a significantly reduced level of uncertainty about the company's mission-critical systems and software. The company believes that the completion of the Year 2000 project as scheduled will vastly reduce the possibility of significant interruptions of normal business operations.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition.

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

The majority of the loans originated by the Company are sold through the Company's loan sale program in an attempt to limit its exposure to interest rate risk in addition to generating cash revenues. The Company sold approximately 88% of the total loans originated during the year ended December 31, 1997. At September 30, 1998, the Company had sold approximately 81% of loans originated during the first nine months of 1998. Also, approximately 56% of the unsold 1998 loans were originated in September and had not been sent to any investors for sale. The Company expects to sell the majority of its loan originations within a twelve month period from the date the loans are funded by the Company. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at September 30, 1998, as anticipated, and is expected to remain negative in future periods. The Company has no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that the Company sells the majority of its loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans. The Company's one-year gap was a negative 26.91% of total assets at September 30, 1998, as illustrated in the following table:

Asset and liability management strategies impact the one year maturity "gap," which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less. The Company's one-year gap was a negative 26.91% of total assets at September 30, 1998, as follows:

($ In thousands)

                                                  One Year              Three to     More Than
                                      Total       or Less   Two Years   Four Years   Four Years
                                      -----      -------    ---------  ----------   ----------

Interest-earning assets:
   Loans receivable (1)             $ 76,588    $ 13,525    $  1,164    $  2,792     $  59,108
   Cash and other interest-
     earning assets                   17,764      17,764        -           -            -
                                    ---------    --------    --------    --------      -------
                                      94,352    $ 31,289    $  1,164    $  2,792     $  59,108
                                                ========    ========    ========      ========
Non-interest-earning assets:
   Allowance for loan losses          (1,662)
   Investment in IMC                   1,775
   Premises and equipment, net         4,705
   Other                              13,724
                                      ------

   Total assets                     $112,894
                                    ========


Interest-bearing liabilities:
   Revolving warehouse lines       $  40,790    $ 40,790    $   -       $  -         $    -
   FDIC-insured deposits              26,243      15,626      6,849        2,578        1,190
   Other interest-
     bearing liabilities              11,657       5,252      1,635        1,833        2,937
                                   ---------    ----------    --------    ---------  ----------
                                      78,690    $ 61,668    $ 8,484     $  4,411     $  4,127
                                                =========    =========   =========   ==========

Non-interest-bearing liabilities      12,255
                                      ------
   Total liabilities                  90,945
Shareholders' equity                  21,949
                                      ------

   Total liabilities and equity     $112,894
                                    ========

Maturity/repricing gap                         $ (30,379)  $ (7,320)    $ (1,619)    $ 54,981
                                               =========    =======     ========     ========

Cumulative gap                                 $ (30,379)  $(37,699)    $(39,318)    $ 15,663
                                               =========   =========    =========   ==========

As percent of total assets                       - 26.91%   - 33.39%     - 34.83%       13.87%
                                                ========    ========     =========  ===========

As percent of total interest earning assets      - 32.20%    -39.96%      -41.67%       16.60%
                                                 ========   ========     ========    ===========



Ratio of Cumulative Interest Earning Assets to
     Cumulative Interest Earning Liabilities       .51x       .46x         .47x         1.20x
                                                =======     =======     ========     ==========


-------------
(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

The Company originates fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are expected to be sold within sixty days of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of September 30, 1998, 70.9% of the principal on the loans was expected to be received more than four years from that date. However, the Company's activities are financed with short-term loans and credit lines, 81.6% of which reprice within one year of September 30, 1998. The Company attempts to limit its interest rate risk by selling a majority of the fixed-rate loans that it originates. If the Company's ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, the Company could be subject to substantial interest rate risk.

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

Asset Quality

The following table summarizes all of the Company's delinquent loans at September 30, 1998 and December 31, 1997:

($ in thousands)                September 30, 1998        December 31, 1997
                              -----------------------   --------------------
Delinquent 31 to 60 days            $ 1,382                     $   866
Delinquent 61 to 90 days                581                       1,124
Delinquent 91 to 120 days               339                         970
Delinquent 121 days or more           1,888                       1,567
                                    -------                     -------

Total delinquent loans (1)          $ 4,190                     $ 4,527
                                    =======                     =======

Total loans receivable
  outstanding, gross of
  the allowance for loan
  losses (1)                        $78,080                     $83,512
                                    =======                     =======

Delinquent loans as a
  percentage of total loans
  outstanding:
Delinquent 31 to 60 days               1.77%                       1.05%
Delinquent 61 to 90 days               0.74                        1.36
Delinquent 91 to 120 days              0.43                        1.19
Delinquent 121 days or more            2.42                        1.90
                                    -------                     -------

Total delinquent loans as a
  percentage of total
  loans outstanding                    5.36%                       5.50%
                                     =======                     =======

-------------
(1) Includes loans in foreclosure and in bankruptcy, but excludes real estate owned.

Loans delinquent 31 days or more as a percentage of total loans outstanding decreased to 5.36% at September 30, 1998 from 5.50% at December 31, 1997 primarily as a result of an decrease in the dollar amount of loans delinquent 60-91 days and a decrease in the dollar amount of total loans outstanding. The dollar amount of loans delinquent 31-60 days increased from $866 thousand at December 31, 1997 to $1.4 million on September 30, 1998. The dollar amount of total loans outstanding decreased because the companies sales of loans and loan run off were greater than loans originated during the nine month period ended September 30, 1998.

Most of the Company's loans are collectively evaluated for impairment. The Company's impaired loans are nonaccrual loans, as generally loans are placed on nonaccrual status on the earlier of the date that principal or interest amounts are 60 days or more past due (90 days or more in the case of loans held by the Savings Bank) or the date that collection of such amounts is judged uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Nonaccrual loans were $2.8 million and $4.1 million at September 30, 1998 and 1997, respectively. The amount of interest that would have been recorded had these loans not been placed on nonaccrual status was approximately $127,000 and $106,000 for the nine months ended September 30, 1998 and 1997, respectively. The amount of interest income on the nonaccrual loans, that was included in net income for the nine months ended September 30, 1998 was $65,700. The data for interest income on nonaccrual loans, that was included in net income for the nine months ended September 30, 1997 was not available.


At September 30, 1998 and December 31, 1997 the recorded investment in loans for which impairment has been determined in accordance with SFAS 114 totaled $2.2 million and $2.5 million, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 1998 and the year ended December 31, 1997 was approximately $2.4 million and $1.6 million, respectively.

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

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K -

                 (a)   Exhibits:
                  27 Financial Data Schedule

                 (b) Reports on Form 8-K:
                  No reports on Form 8-K have been filed during the three (3) months ending September 30, 1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  ______________________       APPROVED FINANCIAL CORP.


                                    By:   /s/ ALLEN D. WYKLE
                                        -----------------------------------
                                             Allen D. Wykle,
                                             Chairman, President, and Chief
                                             Executive Officer


                                    By:   /s/ Eric S. Yeakel
                                        -----------------------------------
                                             Eric S. Yeakel,
                                             Its Treasurer and Chief Financial
                                             Officer