Form 10-K
period 1998-12-31
APPROVED FINANCIAL CORP
filed 1999-03-31
CIK 1053924

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                 AMENDMENT NO. -

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934 ("THE ACT")
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                     Name of Each Exchange
                Title of Each Class                    on Which Registered
        Common, $1.00 par value per share               OTC Bulletin Board

              Securities to be Registered Pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,482,114 shares at March 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K



             INCORPORATED DOCUMENTS                         WHERE INCORPORATED IN FORM 10-K

1.  Certain portions of the Corporation's Proxy           Part III -- Items 10, 11, 12 and 13.
Statement for the Annual Meeting of Stockholders
to be held on June 14, 1999 ("Proxy Statement").


                                   APPROVED FINANCIAL CORP.
                                  ANNUAL REPORT ON FORM 10-K
                                       AMENDMENT NO. -
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                            INFORMATION REQUIRED IN ANNUAL REPORT
                                      TABLE OF CONTENTS


                                            PART I


ITEM 1.  BUSINESS.

General        ................................................................7
Business Strategy..............................................................9
Purchase of the Assets of Funding Center of Georgia, Inc......................11
Purchase of MOFC Inc. d/b/a ConsumerOne Financial............................ 12
The Company's Borrowers and its Loan Products.................................12
Underwriting Guidelines.......................................................14
Mortgage Loan Servicing.......................................................18
Marketing      ...............................................................20
Company's Sources of Funds and Liquidity......................................21
Savings Bank's Sources of Funds...............................................21
Taxation       ...............................................................22
Employees      ...............................................................22
Service Marks  ...............................................................23
Effect of Adverse Economic Conditions.........................................23
Concentration of Operations in Seven States...................................23
Future Risks Associated with Loan Sales through Securitizations...............23
Contingent Risks..............................................................23
Competition    ...............................................................24
Regulation     ...............................................................24
OTS Regulation of the Company.................................................26
Regulation of the Savings Bank................................................27
Legislative Risk..............................................................34
Environmental Factors.........................................................34
Dependence on Key Personnel...................................................35
Control by Certain Shareholders...............................................35

ITEM 2.  PROPERTIES.

Properties     ...............................................................36


ITEM 3.  LEGAL PROCEEDINGS.

Legal Proceedings.............................................................37


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Submission of Matters to a Vote of Security Holders...........................37


                                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

Market Price of and Cash Dividends on Company's Common Equity.................38
Absence of Active Public Trading Market and Volatility of Stock Price.........39
Transfer Agent and Registrar..................................................39
Recent Open Market Purchase of Common Stock by the Company .................. 39
Recent Sales of Unregistered Securities.......................................39


ITEM 6.  SELECTED FINANCIAL DATA.

Selected Financial Data.......................................................41


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General        ...............................................................43
Results of Operations - Years Ended December 31, 1998 and 1997 ...............43
Results of Operations - Years Ended December 31, 1997 and 1996 ...............52
Financial Condition - December 31, 1998, 1997 and 1996........................61
Liquidity and Capital Resources...............................................63
New Accounting Standards......................................................66
Hedging Activities............................................................67
Impact of Inflation and Changing Prices.......................................67
Year 2000 Issues..............................................................68

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management - Asset/Liability Management...........................70
Interest Rate Risk............................................................72
Asset Quality  ...............................................................73

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements and Supplementary Data...................................74


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure........................................74



                                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding certain relationships and related transactions appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 14, 1999 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information regarding executive compensation appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 14, 1999 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 14, 1999 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 14, 1999 and is incorporated herein by reference.

                                           PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

Financial Statements and Exhibits.............................................77


Signatures     ...............................................................81

                                            PART I


                                      ITEM 1 - BUSINESS


        Certain statements in this report which are not merely historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 concerning Approved Financial Corp. and its subsidiaries ("Approved" or Company") concerning future loan production volume, revenues from loan sales, restructuring and expense reduction plans, ability to profitably enter the conforming mortgage business and any other mentioned business strategy concerning the profitability of any current or future operations of the Company are forward-looking statements. There are a number of important factors that could cause the actual results of Approved to differ materially from those indicated in such forward-looking statements. Those factors include, but are not limited to the ability of the Company's management to implement restructuring and expense reduction plans, any changes in residential real estate values, changes in industry competition, general economic conditions, changes in interest rates, changes in the demand for non-conforming or conforming mortgage loans, the Company's availability of funding sources for capital liquidity, changes in loan prepayment speeds, delinquency and default rates, changes in regulatory issues concerning mortgage companies or federal savings banks, changes in GAAP accounting standards effecting the Company's financial statements, and any changes which influence any market for profitable sales of all types of mortgage loans.

GENERAL

        The Company is a Virginia-chartered financial institution, principally involved in originating, purchasing, servicing and selling loans secured primarily by first and junior liens on owner-occupied, one- to four-family residential properties. The Company offers both fixed-rate and adjustable-rate loans for debt consolidation, home improvements and other purposes. The Company's specialty is lending to the "non-conforming" borrower who does not meet traditional "conforming" or government agency credit qualification guidelines. The Company focuses on lending to individuals whose borrowing needs are generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors. For over forty-five years, the Company has helped non-conforming mortgage customers satisfy their financial needs and in many cases has helped them improve their credit ratings. The company plans to begin offering conforming mortgage loans during 1999.
        Incorporated in 1952 as a subsidiary of Government Employees Insurance Co. ("GEICO"), the Company was acquired in September 1984 by, among others, several members of current management. The Company, headquartered in Virginia Beach, Virginia, holds a Virginia industrial loan association charter and is subject to the supervision, regulation and examination of the Virginia State Corporation Commission's Bureau of Financial Institutions. In September 1996 the Company acquired Approved Federal Savings Bank (the "Savings Bank"), a federally-chartered savings institution. The Savings Bank is subject to the supervision, regulation and examination of the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Company is a registered savings and loan holding company under the federal Home Owner's Loan Act ("HOLA") because of its ownership of the Savings Bank. As such, the Company is subject to the regulation, supervision and examination of the OTS. The Savings Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.
        The Company historically has derived its income from gains on loans sold through whole loan sales to institutional purchasers, net warehouse interest earned on loans held for sale, net interest income on loans held for investment, and origination and other fees received as part of the loan application process. In future periods, the Company may generate revenue from loans sold through securitizations, non-real estate secured consumer finance lending and the sale of other financial products such as insurance policies.
        The Company utilizes broker and retail channels to originate loans. At the broker level, an extensive network of independent mortgage brokers generates referrals. This loan source has been a successful and profitable mainstay of the business for many years. The Company began making residential mortgage loans through retail offices during the fourth quarter of 1994. In 1998, the dollar volume in the broker lending division accounted for 39% of total originations and the retail lending division accounted for 61% of total originations. The Company is seeking to expand its broker network and its direct consumer lending by developing larger sales staff in current or new branch offices, increasing its use of advertising, direct mail and other marketing strategies including its National Sales Center in Virginia Beach, and through strategic acquisitions or relationship with other companies or individuals.
        Once loan applications are received from the broker and retail networks, the underwriting process is completed and the loans are funded, the Company typically packages the loans and sells them on a whole loan basis to institutional investors, usually other mortgage companies, banking institutions and finance companies. The Company expects to begin selling conforming loans to government and quasi-government agencies during 1999. The proceeds from the sales release funds for additional lending.
        The Company has four operating subsidiaries. One subsidiary, Approved Residential Mortgage, Inc. ("ARMI") was formed in April 1993 to originate non-conforming residential mortgage loans through its broker network and retail outlets. ARMI initially concentrated on continuing the Company's broker network business. During the fourth quarter of 1994, the Company opened its first retail loan origination center through a joint venture. ARMI operates most of its retail offices under the service mark "Armada" Residential Mortgage and operates one retail office under the name "The Funding Center of Georgia".
        Another operating subsidiary is the Savings Bank, also headquartered in Virginia Beach, Virginia.. The Savings Bank's principal business activities are attracting savings deposits and originating, investing in and selling loans primarily secured by first and junior mortgage liens on single-family dwellings, including condominium units and to a lesser extent originates consumer loans to credit worthy customers. The Savings Bank also invests in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Savings Bank are highly dependent on net interest income, the difference between interest income earned on loans and investments and the cost of savings deposits and borrowed funds. The Savings Bank has one operating subsidiary, Global Title Insurance Agency, Inc.
        The Savings Bank's charter provides for ease of entry into new markets, with reduced legal costs. By taking advantage of the flexible provisions of the charter, the Savings Bank is able to make real estate-secured loans in several states where the Company's retail or broker units associated with other subsidiaries of the Company are not licensed. The Savings Bank originates loans utilizing a network of mortgage brokers for loan referrals and through retail mortgage lending offices. The Savings Bank has contracted the Company to provide the processing, underwriting and closing capabilities of the Company. The Company has agreed to purchase all of the loans made by the Savings Bank. The Company has sold in the secondary market most of the loans it has purchased from the Savings Bank.
        Deposit accounts of the Savings Bank up to $100,000 are insured by the Savings Association Insurance Fund, administered by the FDIC. The Savings Bank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta. The Company and the Savings Bank are subject to the supervision, regulation and examination of the OTS and the FDIC. The Savings Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.

     Additional subsidiaries of the Company include MOFC, Inc. d/b/a/ ConsumerOne Financial ("ConsumerOne") and Approved Financial Solutions, Inc. ConsumerOne was acquired in December of 1998 and originates loans directly with mortgage borrowers. (See: The Purchase of MOFC, Inc. d.b.a. ConsumerOne Financial). Approved Financial Solutions, Inc. was formed in November of 1998 for the initial purpose of offering life insurance to the Company's loan customers. To date, insurance sales have not represented a material source of revenue

BUSINESS STRATEGY

        The Company's business strategies are: (i) maintain quality loan underwriting and servicing standards; (ii) reduce expenses through centralization of all marketing, advertising, underwriting and processing functions (iii) increase origination volume per retail branch (iv) acquire additional loan production capability through acquisitions and strategic alliances; (v) diversify loan sale strategies with a commitment to prudent management of cash flow (vi); broaden product offerings (viii) increase loan originations from broker referrals; (vii) build on the Company's initial investment in the Savings Bank;

        MAINTAIN QUALITY LOAN UNDERWRITING AND SERVICING STANDARDS. The Company's underwriting and servicing staff have experience in the non-conforming home equity loan industry. The Company's management believes that the experience of its underwriting and servicing staff provide the Company with the infrastructure necessary to sustain its recent growth and maintain its commitment to high standards in its underwriting and servicing of portfolio and warehouse loans. In March of 1999, the Company hired several individuals with extensive experience in conforming lending in an attempt to maintain solid underwriting standards and to provide quality service in the conforming mortgage area.

        REDUCE EXPENSES THROUGH CENTRALIZATION OF ALL MARKETING, ADVERTISING, UNDERWRITING AND PROCESSING FUNCTIONS. Currently the Company is implementing plans to further centralize operations in the home office. All marketing and advertising campaigns will be launched from the marketing department in Virginia Beach. Underwriting and servicing is currently centralized and most processing functions formerly handled in the branch locations are also being directed to the home office. The Company is implementing this plan to take advantage of economies of scale and to enhance quality control.

        INCREASE ORIGINATION VOLUME PER RETAIL BRANCH. The Company intends to expand its loan origination volume from existing retail branches by increasing the sales staffs. Additionally, centralizing operating and marketing functions in the home office as explained above, allows the Company to restructure the branches as highly focused sales centers.
        The Company has developed a National Sales Center ("Center") at the Virginia Beach headquarters during 1999. The Center functions as a lead generation source for the retail branch network by answering and screening in-bound calls from various forms of advertising and marketing campaigns centralized at the home office for the retail branches. In addition, the Center originates mortgages through an on-site staff of loan officers.
        The Company also utilizes targeted out-bound telemarketing to obtain potential customers leads for the retail branches. Prior to 1999, a large portion of the telemarketing activity was performed in the retail branches. However, during 1999, the Company has centralized its telemarketing activities in the Virginia Beach, Virginia location to achieve economies of scale and to obtain greater quality control over this operation.
        ACQUIRE ADDITIONAL LOAN PRODUCTION CAPABILITY THROUGH ACQUISITIONS AND STRATEGIC ALLIANCES. The Company intends to strengthen its loan production capabilities not only through internal growth, but from time to time through acquisitions and the establishment of strategic alliances. The Company's management believes that acquisitions not only accelerate the pace of growth, but also are often the most cost-effective growth strategy, enabling the Company to realize significant operational economies of scale. The Company will continue to seek out candidates for acquisition which operate in geographic and product areas that complement its existing businesses. These candidates may include mortgage brokers or retail offices of other mortgage operations, which exhibit management styles compatible with the Company's management team and that have business strategies that complement those of the Company's.
        See the discussions below regarding the January 26, 1998 acquisition of the assets of a Georgia-based mortgage lender, Funding Center of Georgia, Inc. and the December 15, 1998 acquisition of MOFC, Inc. d/b/a ConsumerOne Financial. The Company has no specific plans for additional acquisitions of ongoing businesses at this time.

        DIVERSIFY LOAN SALE STRATEGIES WITH PRUDENT MANAGEMENT OF FINANCIAL CASH FLOW. The Company historically has sold its loans on a whole loan basis receiving cash at the time of sale. During the second half of 1998, many companies in the mortgage business that previously utilized the securitization market as their primary loan sale strategy experienced significant difficulty with capital and liquidity issues and diverted to whole loan sales in order to generate current cash flow. This strategic shift resulted in excess supply and a reduction in premiums received on whole loan sales ("premiums"). While the Company has been successful in obtaining new investors for whole loan sales, the average cash premiums received on the Company's loan sales decreased from 6.39% in 1997 to 4.92% in 1998.
        Alternative or complementary loan sale strategies may be utilized by the Company in the future in addition to whole loan sales. However, any new strategy will be adopted only after prudent economic analysis has been performed to determine the long term effects that such a strategy would have on the Company's profitability and capital liquidity.
        In future periods, the Company may sell a portion of the loans it originates through a securitization program and either sell or retain the rights to service the loans. The sale of loans through a securitization program would be a significant departure from the Company's previous business operations. In order to fund a securitization program, the Company would likely have to obtain an additional credit facility and a means to either sell or finance the interest only and residual assets created through a securitization. To the extent that the Company is not successful in maintaining or replacing existing financing, it would not be able to hold a large volume of loans pending securitization and therefore would have to curtail its loan production activities or sell loans either through whole loan sales or in smaller securitized pools which, could have a material adverse effect on the Company's results of operations.
        From time to time, the Company varies the quantity of mortgage loans that it holds for sale on its balance sheet. This permits the Company to sell loans in various quantities and on a flexible time schedule, which is adjusted according to short term shifts in the market demand for its loans.

        INCREASE LOAN ORIGINATIONS FROM BROKER REFERRALS. While loan volume from broker referrals was less in 1998 as compared to 1997, both on an absolute dollar basis and as a percentage of total originations, the Company intends to continue to develop its loan production from this source. The Company plans to expand this business geographically when and where it sees opportunity to add profitable volume. The Company believes that relationships with brokers are strengthened by providing attractive products and responsive service in conjunction with consistent underwriting, substantial funding sources and competitive prices. However, the Company will not waiver on its commitment to prudent risk adjusted pricing of mortgage loans simply to be competitive.
        EXPAND PRODUCT OFFERINGS. The Company frequently reviews its pricing and loan offerings for competitiveness relative to the market. The Company introduces new loan products to meet the needs of its brokers and borrowers and to expand its market share to new customers who are not traditionally part of the Company's market. In order to facilitate the funding of conforming loans in-house in lieu of funding these loans through other lenders, a strategic alliance was formed with a Virginia Beach based conforming lender in March 1999 which is expected to increase the Company's revenue and profit potential from conforming loans. The Company's recent development of a conforming mortgage division is an example of its efforts to add products that will provide service for a larger customer base.

        BUILDING ON THE COMPANY'S INITIAL INVESTMENT IN THE SAVINGS BANK. The principal reason for the acquisition of the Savings Bank was to allow the Company to utilize the opportunities offered by the federal thrift charter to compliment the products and services currently being offered by the Company. The Savings Bank's ability to raise FDIC-insured deposits and to obtain FHLB advances secured by its loan portfolio to finance its activities should serve over time to reduce the cost of funds.
        In 1999, the Company has initiated plans which give the Savings Bank the capability to originate loans in the "conforming" segment of the mortgage loan market. Most of the Savings Bank's fixed rate conforming loans would be sold in the secondary market, while its adjustable rate conforming loans could either be sold or held in the Savings Bank's loan portfolio. As a FHLB member, the Savings Bank will be able to pledge qualifying loans to obtain additional funds to expand its lending operations.
        On July 10, 1997, the Savings Bank formed a title insurance agency subsidiary named Global Title Insurance Agency, Inc. ("Global"), and has obtained regulatory approval to begin title policy sales operations. Global has negotiated to issue title policies through First American Title Insurance Company. It is expected that Global will eventually be offering title policies to all of the Company's loan customers. However, in 1998 Global provided very little of the Company's loan customer's need for title policies.
        The Savings Bank may enter other lines of business that could provide complimentary benefits, or synergies, with the Company's main strategic goals.
        At a time when banks and savings institutions are using branch networks to attract deposits as a primary source of funding, the Savings Bank instead relies primarily upon certificates of deposit obtained through direct solicitation of institutional investors and brokered certificates of deposit obtained from customers of Wall Street investment banks. The Savings Bank's management believes that certificates of deposit raised in this manner are a more efficient and cost effective approach to obtain funds as compared to a branch network with its salaries and overhead costs.

PURCHASE OF THE ASSETS OF FUNDING CENTER OF GEORGIA, INC.

        Effective January 26, 1998, ARMI purchased substantially all of the assets of Funding Center of Georgia, Inc. ("FCGA"), a Georgia corporation. All of the employees of FCGA have become employees of ARMI, and the business will be conducted under the name of ARMI d/b/a Funding Center of Georgia. The original purchase price for the assets of FCGA's assets, which included deferred payments that are subject to reduction or forfeit in the event of a failure to meet agreed-upon pre-tax profit targets each year ("earn out payments"), was $3,300,000. ARMI paid $600,000 at closing and paid $100,000 in semi-monthly installments from February 1998 through January 1999. The potential "earn out payments" of $2,400,000 were to be payable in three annual installments on January 1, 1999, 2000 and 2001, with interest at 6%, However, no payment was earned and was therefore forfeited for the initial installment on January 1, 1999. Currently, the maximum future payment is $1,800,000, however, due to current market conditions the Company does not expect a payment to be earned for January 1, 2000.

THE PURCHASE OF MOFC, INC. D.B.A. CONSUMERONE FINANCIAL

        On December 15, 1998, the Company acquired all of the outstanding shares of stock of ConsumerOne, located in Birmingham, Michigan. The Company paid an initial payment of $575,000 in cash for the purchase of ConsumerOne and entered into a three-year employment agreement with Keith Lewis, prior owner and president of ConsumerOne. Mr. Lewis has the potential of earning an additional purchase payment up to a maximum of $1,575,000 over a three-year period based on minimum profit levels achieved each year by ConsumerOne. Future payments, if earned, are payable fifty percent in cash and fifty percent in cash or stock at the Company's option. During 1998, ConsumerOne originated an average of approximately $6 million of mortgage loans per month.

THE COMPANY'S BORROWERS AND ITS LOAN PRODUCTS

        The Company has historically committed the majority of its resources to serving the non-conforming residential mortgage market. Prior to the very recent development of a conforming origination division in March 1999, the Company catered to individuals who do not meet the strict qualification guidelines established by most government insured lending programs. These customers usually have limited access to sources of available credit, but their financial needs are none the less real. By consolidating their debts with a loan from the Company, these customers can often save several hundred dollars per month in cash flows, amounts that can make a significant difference in a customer's financial situation and quality of life. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing will often impair an applicant's credit record. Among the Company's specialties is the ability to identify and assist this type of borrower in the establishment of improved credit. In this segment of the mortgage loan business, the interest rate charged on loans is not the overriding concern of customers but rather their monthly payment size. Therefore, these customers are less rate-sensitive than conforming loan customers and therefore lenders compete more often by the level, quality and speed of service to the customer.
        Loans made to such credit-impaired borrowers generally entail a higher risk of delinquency and possibly higher losses, depending on associated loan to value ratios, than delinquency and loss ratios for more creditworthy borrowers. No assurance can be given that the Company's underwriting policies and collection procedures will substantially reduce such risks. In the event that warehoused loans or pools of loans sold and serviced by the Company experience higher delinquency, foreclosure, loss or prepayment speed rates than anticipated, the Company's results of operations or financial condition would be adversely affected.
        Most loans made by the Company are used by the borrowers for debt consolidation, property improvement, home purchase and other purposes. Borrowers can gain income tax advantages of real estate-secured debt, instead of paying higher-rate credit cards on which interest payments are generally not tax-deductible. Most of the loans carry fixed interest rates and are usually made for a 20- to 30-year term. The average size of loans funded in-house by the Company during 1998 was approximately $58,344. The average size of loans originated by the Company, including loans funded through other lenders, during 1998 was approximately $61,678. In order to compensate the Company for the increased credit risks associated with its non-conforming borrowers, higher interest rates and origination fees or points are charged for these loans compared to higher credit quality, conforming real estate loans.
        There is an active secondary market for most types of mortgage loans originated by the Company. The majority of the loans originated by the Company are sold to other mortgage companies, finance companies and other financial institutions including federally chartered banking institutions. The loans are sold for cash on a whole loan, servicing-released basis. Consistent with industry practices, the loans are sold with certain representations and warranties. However, the Company may adopt alternative or complimentary loan sale strategies in the future. The Company plans to make additional investments in technology to further streamline its operating procedures, enhance productivity, reduce expenses and provide for future expansion. However, the Company expects that it would have to invest in additional capabilities if it enters the securitization business. (see: DIVERSIFY LOAN SALE STRATEGIES WITH PRUDENT MANAGEMENT OF FINANCIAL CASH FLOW)
           A significant portion of the mortgage leads generated by Approved's centralized out-bound telemarketing center and the Company's new National Sales Center in Virginia Beach reflect a conforming credit profile. Therefore, the addition of conforming mortgage loans to our product menu allows us to service these conforming leads and is expected to add additional revenue on a cost-effective basis. In order to facilitate the funding of conforming loans in-house in lieu of funding these loans through other lenders, a strategic alliance was formed with a Virginia Beach based conforming lender in March of 1999.
        The Company has the ability to originate loans through the Savings Bank that are not fully secured by real estate collateral, including consumer installment debt. If offered, these products will be underwritten based on the borrower's credit worthiness. As is the case with its other loan products, the Company's intention would be to sell these loans in the secondary market, to limit its exposure to future losses. To date, the Company has not originated a material amount of non-real estate secured loans.

        BROKER LOAN ORIGINATIONS. ARMI originates residential mortgage loans through a network of independent mortgage brokers who offer the Company's products to their clients.
        During 1998, loans originated from this source declined both in the absolute dollar amount of loans originated and as a percentage of total loan volume. Loans originated from mortgage broker referrals declined to 39% of the total loan volume of $522.0 million for the year of 1998, compared to 55% of 1997 loan volume.
        In cultivating this broker network, the Company stresses its superior service, efficiency, flexibility and professionalism. Due to concentrated size and centrally-organized operations, the Company offers one business day turnaround on underwriting decisions and can close loans in as few as two business days. A wide variety of loan products have been designed to assist brokers in supporting a broader spectrum of borrowers. A team of regional sales managers and account executives assist mortgage brokers in the field, but the majority of the loans are currently underwritten at the Company's Virginia Beach, Virginia headquarters.
        The Company's geographic focus for broker operations includes the Southeast and Midwest. Management intends to strengthen the broker origination channel in these regions by developing new markets and capturing a greater share of existing ones. The Company uses modern technology to accommodate its growing service area. This minimizes overhead without compromising operations. It also allows for easy expansion through the further development of the mortgage broker network.
        Management plans to continue to develop the broker sales force with ongoing training programs. Management intends to continue to expand this division.

        RETAIL LOAN ORIGINATIONS. The Company initiated retail loan originations in December 1994, when ARMI formed a joint venture to originate mortgage loans through retail branches. The joint venture, Armada Residential Mortgage, LLC ("Armada LLC "), opened its first office in Lanham, Maryland. Armada LLC's senior officer was a 17% owner of the joint venture. The Armada LLC legal entity was folded into ARMI beginning in January 1997 so that all of the Company's retail branches could be managed and accounted for in a consistent manner. Concluding the joint venture structure reduced the costs of separate accounting and eliminated the need to file federal and state partnership returns. Armada LLC's senior officer has remained with the Company in a management capacity.
               The Company's retail offices are the result of developing successful relationships with established industry professionals who want to work in an entrepreneurial setting and can participate in the growth and profitability of our retail business. The joint venture and purchase of Armada LLC and the purchase of FCGA and ConsumerOne are examples of such relationships.
        To support the retail expansion, integrated marketing programs have been designed to generate new business. Retail customer demand is generated through targeted outbound telemarketing, direct mail and multimedia advertising. As these programs are tested and refined, they will be implemented in all retail locations. In future periods, the Company plans to market the Savings Bank's loan products and other services through its retail loan network.
           During the first quarter of 1999, the Company has opened the National Sales Center ("Sales Center") at its headquarters in Virginia Beach. This new unit was developed to enhance loan production volume and boost lead generation capacity to accommodate an expanding sales force in the branch network. Additionally, it creates the potential for savings in advertising and marketing costs through economies of scale since system wide advertising and marketing campaigns are now centralized in Virginia Beach and the Sales Center services in-bound calls from these campaigns. The unit functions as both a lead generation source for the retail branch network and a new source of retail loan originations through its on-site staff of loan officers.
          Also, during the first quarter of 1999, seven retail locations that previously operated under ARMI were transferred to the Savings Bank.

        STRATEGIC ALLIANCES. In order to increase volume and to diversify its sources of loan originations, the Company seeks to enter into strategic alliances with selected mortgage originators as opportunities occur. The company has no predefined structure of such alliances because it anticipates that each will provide unique opportunities to generate new sources for revenues.
        The Company's recent strategic alliance with a Virginia Beach based conforming mortgage operation ("ConformCo") is the only strategic alliance that the Company has at this time. The relationship is one by which the Savings Bank hired operational employees that were previously employees of the ConformCo. The Company and ConformCo will utilize these Savings Bank employees to underwrite, process and sell conforming mortgage loans. The overhead expenses, will be shared based on a pro-rata basis determined by the percentage of conforming loan volume originated by the Company and the ConformCo which is facilitated by the Savings Bank.

UNDERWRITING GUIDELINES

        Historically, the Company has focused on the non-conforming mortgage business. However, the Company plans to begin funding conforming mortgage loans in 1999 as a result of its recent strategic alliance with ConformCo (See:
Strategic Alliances) Conforming mortgages are loans with characteristics meeting conventional underwriting standards such as the standards required by the Federal National Mortgage Association and other quasi government type lenders. The Company's conforming underwriting guidelines are currently under development and will reflect the guidelines established by the ultimate investors for such loans targeted by the Company.
         The following is a general description of the non-conforming underwriting guidelines currently employed by the Company with respect to mortgage loans it originate. The Company revises such guidelines from time to time in connection with changing economic and market conditions. The Company may make exceptions to these guidelines for special types of loans, including loans with loan-to-value ratios over 80%, and for other reasons. The Company relies on the judgment of the underwriting staff in making these exceptions. Also, the Company will substitute underwriting guidelines of other lenders to which the Company anticipates it will sell such loans under an established buy-sell agreement.
        Loan applications received from retail offices and brokers are classified according to certain characteristics including available collateral, loan size, debt ratio, loan-to-value ratio and the credit history of the applicant. Loan applicants with less favorable credit ratings generally are offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. The Company's underwriting standards are designed to provide a program for all qualified applicants in an amount and for a period of time consistent with each applicant's demonstrated willingness and ability to repay. The Company's underwriters make determinations on loans without regard to sex, marital status, race, color, religion, age or national origin. Each application is evaluated on its individual merits, applying the guidelines set forth below, to ensure that each application is considered on an equitable basis.
        A current credit report by an independent and nationally recognized credit reporting agency reflecting the applicant's complete credit history is required. The credit report will disclose whether any instances of adverse credit appear on the applicant's record. Such information might include delinquencies, repossessions, judgements, foreclosures, bankruptcies and similar instances of adverse credit that can be discovered by a search of public records. An applicant's recent credit performance weighs heavily in the evaluation of risk by the Company. A lack of credit history will not necessarily preclude a loan if the borrower has sufficient equity in the property. Slow payments on the borrower's credit report must be satisfactorily explained and will normally reduce the amount of the loan for which the applicant can be approved.
        The Company maintains a staff of experienced underwriters based in its Virginia Beach, Virginia office. The Company's loan application and approval process generally is conducted via facsimile submission of the credit application to the Company's underwriters. An underwriter reviews the applicant's employment history and financial status as contained in the loan application, current bureau reports and the real estate property characteristics as presented on the application in order to determine if the loan is acceptable under the Company's underwriting guidelines. Based on this review, the underwriter assigns a preliminary rating to the application. The proposed terms of the loan are then communicated to the retail loan officer or broker responsible for the application who in turn discusses the proposal with the loan applicant. When a potential borrower applies for a loan through a branch office, the underwriter may discuss the proposal directly with the applicant. The Company endeavors to respond with preliminary proposed loan terms, and in most cases does respond, to the broker or borrower within one business day from when the application is received. If the applicant accepts the proposed terms, the underwriter will contact the broker or the loan applicant to gather additional information necessary for the closing and funding of the loan.
        All loan applicants must have an appraisal of their collateral property prior to closing the loan. The Company requires loan officers and brokers to use licensed appraisers that are listed on or qualify for the Company's approved appraiser list. The Company approves appraisers based upon a review of sample appraisals, professional experience, education, membership in related professional organizations, client recommendations and review of the appraiser's experience with the particular types of properties that typically secure the Company's loans.
        The decision to provide a loan to an applicant is based upon the value of the underlying collateral, the applicant's creditworthiness and the Company's evaluation of the applicant's willingness and ability to repay the loan. A number of factors determine a loan applicant's creditworthiness, including debt ratios (the borrower's average monthly expenses for debts, including fixed monthly expenses for housing, taxes and installment debt, as a percentage of gross monthly income), payment history on existing mortgages, customer's history of bankruptcy, the credit score of the applicant provided from services accepted by the various investor's who buy our loans and the combined loan-to-value ratio for all existing mortgages on a property.
        Assessment of the applicant's demonstrated willingness and ability to pay is one of the principal elements in distinguishing the Company's lending specialty from methods employed by traditional lenders. All lenders utilize debt ratios and loan-to-value ratios in the approval process. Many lenders rely on software packages to score an applicant for loan approval and fund the loan after auditing the data provided by the borrower. The Company primarily relies upon experienced non-conforming mortgage loan underwriters to scrutinize an applicant's credit profile and to evaluate whether an impaired credit history is a result of previous adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing will often impair an applicant's credit record.
        Upon completion of the underwriting and processing functions, the loan is closed through a closing attorney or agent approved by the Company. The closing attorney or agent is responsible for completing the loan transaction in accordance with applicable law and the Company's operating procedures.
        The Company requires title insurance coverage issued by an approved ALTA title insurance company of all property securing mortgage loans it originates or purchases. The Company and its assignees are generally named as the insured. Title insurance policies indicate the lien position of the mortgage loan and protect the Company against loss if the title or lien position is not as indicated. The applicant is also required to secure hazard and, in certain instances, flood insurance in an amount sufficient to cover the building securing the loan for the entire term of the loan, for an amount that is at least equal to the outstanding principal balance of the loan or the maximum limit of coverage available under applicable law, whichever is less. Evidence of adequate homeowner's insurance naming the Company as an additional insured is required on all loans.
        The Company has established classifications with respect to the credit profiles of loans based on certain of the applicant's characteristics. Each loan applicant is placed into one of four letter ratings "A" through "D," with sub-ratings within those categories. Ratings are based upon a number of factors including the applicant's credit history, the value of the property and the applicant's employment status. The Company also relies on the judgment of its underwriting staff, which may make exceptions to the general criteria and upgrade a rating due to factors considered appropriate to the underwriting staff. Terms of loans made by the Company, as well as the maximum loan-to-value ratio and debt service-to-income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher rates and loan origination fees.
        Subject to the judgment of the Company's underwriting staff to make exceptions to the general criteria, the general criteria currently used by the Company in classifying loan applicants are set forth below:

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

o Maximum loan-to-value ratio: up to 80% (or 90% on an exception basis with compensating factors) is permitted for a loan secured by an owner-occupied oneto four-family residence; 80% for a loan secured by an owner-occupied condominium; and 70% (or up to 80% on an exception basis with compensating factors) for a loan secured by a non-owner occupied one- to four-family residence.

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

o Maximum loan-to-value ratio: up to 80% (or 85% on an exception basis with compensating factors) is permitted for a loan secured by an owner-occupied oneto four-family residence; and 70% (or 80% on an exception basis with compensating factors) for a loan secured by a non-owner occupied one- to four-family residence.

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

MORTGAGE LOAN SERVICING

        The Company has been servicing its portfolio and warehouse loans for many years. Since January 1, 1997, the Savings Bank's portfolio of loans held for sale and for investment has been serviced by the Company under a contractual arrangement.
        The Company's loan servicing operation has two functions: collections and customer service for borrowers. The servicing department monitors loans, collects current payments due from borrowers. The collections specialists furnish reports and enforce the holder's rights, including recovering delinquent payments, instituting loan foreclosures and liquidating the underlying collateral.
        The Company closes loans throughout the month. Most of the Company's loans require a first payment thirty to forty-five days after funding. Accordingly, the Company's servicing portfolio consists of loans with payments due at varying times each month.
        The Company's collections policy is designed to identify payment problems sufficiently early to permit the Company to address delinquency problems quickly and, when necessary, to act to preserve equity before a property goes to foreclosure. The Company believes that these policies, combined with the experience level of independent appraisers engaged by the Company, help to reduce the incidence of charge-offs on a first or second mortgage loan.
        Collection procedures commence upon identification of a past due account by the Company's automated servicing system. Five days before the first payment is due on every loan, the borrower is contacted by telephone to welcome the borrower, to remind the borrower of the payment date and to answer any questions the borrower may have. If the first payment due is delinquent, a collector will immediately telephone to remind the borrower of the payment. Five days after any payment is due, a written notice of delinquency is sent to the borrower and follow up calls are made. A second written notice is sent on the fifteenth day after payment is due and follow up calls are continued to be made by the collector. During the delinquency period, the collector will continue to frequently contact the borrower. Company collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, is entered into a permanent collection history for each account. Notice of the Company's intent to start foreclosure proceedings is sent at thirty days past due. Further guidance with respect to the collection and foreclosure process is derived through frequent communication with the Company's senior management.
        The Company's loan servicing software also tracks and maintains homeowners' insurance information. Expiration reports are generated weekly listing all policies scheduled to expire within 30 days. When policies lapse, a letter is issued advising the borrower of the lapse and that the Company will obtain force-placed insurance at the borrower's expense. The Company also has an insurance policy in place that provides coverage automatically for the Company in the event the Company fails to obtain force-placed insurance.
        At the time the foreclosure process begins through the time of liquidation of real estate owned ("REO") the account is transferred to the foreclosure and REO department. There are occasions when a foreclosures and charge-off occurs. Prior to a foreclosure sale, the Company performs a foreclosure analysis with respect to the mortgaged property to determine the value of the mortgaged property and the bid that the Company will make at the foreclosure sale. This analysis includes: (i) a current valuation of the property obtained through a drive-by appraisal conducted by an independent appraiser; (ii) an estimate of the sales price of the mortgaged property by sending two local realtors to inspect the property; (iii) an evaluation of the amount owed, if any, to a senior mortgagee and for real estate taxes; and (iv) an analysis of the marketing time, required repairs and other costs, such as for real estate broker fees, that will be incurred in connection with the foreclosure sale.
        All foreclosures are assigned to outside counsel located in the same state as the secured property. Bankruptcies filed by borrowers are also assigned to appropriate local counsel who are required to provide monthly reports on each loan file.
        At the present time the Company does not service mortgage loans for other investors. However, in future periods the Company may securitize loans and retain the servicing component on those securities. In this event, the Company would need to enhance its servicing capabilities. If the Company were to adopt a securitization loan sale strategy, it may engage one or more companies to sub-service a portion of it's the loans securitized.

MARKETING

        MARKETING TO BROKER NETWORKS. Marketing to brokers is conducted through the Company's staff of account executives ("AE"), who establish and maintain relationships with the Company's network of mortgage brokers that refer loans to the Company. Loans made through the broker networks amounted to 39% of total originations in 1998, compared to 55% of total loan originations in 1997. See the table on page 45 for divisional loan originations by state. The AEs provide various levels of information, assistance and training to the mortgage brokers regarding the Company's products and non-traditional prospecting strategies, and are principally responsible for maintaining the Company's relationships with its clients. AEs endeavor to increase the volume of loan originations from brokers located within the geographic territory assigned to them. The AEs and the national and regional broker AE sales managers visit brokers offices and attend trade shows. The AEs also provide feedback to the Company relating to the current marketplace relative to products and pricing offered by competitors and new market entrants, all of which assist the Company in refining its programs in order to offer competitive products. The AEs are compensated with a base salary and commissions based on the volume of loans that are originated as a result of their efforts.

        MARKETING OF RETAIL LENDING PRODUCTS. The Company markets its direct consumer lending services through a sales staff of loan officers in its branch offices located in several states. Loans made through the retail lending division amounted to 61% of total originations in 1998, compared to 45% of total loan originations in 1997. See the table on page 45 for divisional loan originations by state.
          The branch office network is used for marketing to and meeting with the Company's local borrowers. During the first quarter of 1999, we have consolidated or closed several small retail branch locations and initiated plans to restructure the retail branches as highly focused sales centers. Retail branches are currently expanding their sales staffs and directing the telemarketing, advertising and most processing functions that were formerly handled in the branches to the Company's home office in Virginia Beach.
        The Company uses targeted outbound telemarketing that is centralized from the Virginia Beach headquarters. An automatic dialer telemarketing system is used for targeted lead generation campaigns for each retail branch. This centralized system allows the Company to efficiently purchase and use lists of potential leads and to maintain the required "do not call" list of names. The campaigns are rotated to provide the appropriate number of leads to each branch based on the number of loan officers.
        To enhance retail loan production volume and boost lead generation capacity for accommodation of an expanding sales force, the Company established a new National Sales Center in its Virginia Beach office during the first quarter of 1999. This division services in-bound calls from various forms of advertising and marketing campaigns initiated from the home office in the geographic locations surrounding retail branch locations. It functions both as a lead generation source for the retail branch network and originates mortgages through an on-site staff of retail loan officers.
        Occasionally, when a potential retail customer applies for a loan and does not fall within the Company's underwriting guidelines, the Company may submit the application to other lending institutions. If the loan is approved by another lending institution, the Company will not fund the loan but will act as a mortgage broker, receiving a broker fee at the time the loan is closed.


COMPANY'S SOURCES OF FUNDS AND LIQUIDITY

        At December 31, 1998, the Company had warehouse and other credit facilities with an aggregate commitment of $125 million. The Company expects to be able to maintain existing warehouse and other credit facilities (or obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. Any failure to renew or obtain adequate funding under these warehouse facilities or other financing, or any substantial reduction in the size of or pricing in the markets for the Company's loans, could have a material adverse effect on the Company's operations. (See page 63 for further discussion).

SAVINGS BANK SOURCES OF FUNDS

        DEPOSITS. The primary source of deposits for the Savings Bank has been brokered certificates of deposit obtained through national investment banking firms, which, pursuant to agreements with the Savings Bank, solicit funds from their customers for deposit with the Savings Bank ("brokered deposits"). Such deposits amounted to $3,560,000, or 12.0%, of the Savings Bank's deposits at December 31, 1998. The Savings Bank solicits deposits via a computer bulletin board where the rates of many other banks and savings institutions are advertised. At December 31, 1998, the Savings Bank had deposits of $26,168,000, or 88.0%, of total deposits from this source.
        The fees paid to deposit brokers are amortized using the interest method and included in interest expense on certificates of deposit.
        The Savings Bank's management believes that the effective cost of brokered and other wholesale deposits is more attractive than deposits obtained on a retail basis from branch offices after the general and administrative expense associated with the maintenance of branch offices is taken into account. Moreover, brokered and other wholesale deposits generally give the Savings Bank more flexibility than retail sources of funds in structuring the maturities of its deposits and in matching liabilities with comparable maturing assets. At December 31, 1998, $15,749,000 of the Savings Bank's certificates of deposit were scheduled to mature within one year (53.0% of total deposits).
        Although management of the Savings Bank believes that brokered and other wholesale deposits are advantageous in certain respects, such funding sources, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and are more likely to be compared by the investor to competing instruments. In addition, such funding sources may be more sensitive to significant changes in the financial condition of the Savings Bank. There are also various regulatory limitations on the ability of all but well-capitalized insured financial institutions to obtain brokered deposits; see "Regulation of the Savings Bank Brokered Deposits." These limitations currently are not applicable because the Savings Bank is a well-capitalized financial institution under applicable laws and regulations. There can be no assurances, however, that the Savings Bank will not become subject to such limitations in the future. In addition, the Company's reliance on wholesale deposits effects its ability to rollover deposits as they mature due to the fact that in general the wholesale customer is highly interest rate-sensitive. The total deposit asset size of the Savings Bank was under $4 million prior to October of 1997, therefore, the rate at which the Savings Bank was able to rollover maturing deposits does not represent a meaningful measurement, nor is it useful in assessing the Company's ability or likelihood to do so in the future. However, management is of the opinion that it will be able to readily obtain funding from the wholesale deposit market in future periods at the then current competitive interest rates being offered by other institutions.
        As a result of the Savings Bank's reliance on brokered and other wholesale deposits, significant changes in the prevailing interest rate environment, in the availability of alternative investments for individual and institutional investors or in the Savings Bank's financial condition, among other factors, could affect the Savings Bank's liquidity and results of operations much more significantly than might be the case with an institution that obtained a greater portion of its funds from retail or core deposits attracted through a branch network. (See page 20 of the audited financial statements for a table that sets forth various interest rate categories for the certificates of deposit of the Savings Bank.)

        BORROWINGS. The Savings Bank is able to obtain advances from the FHLB of Atlanta upon the security of certain of its residential first mortgage loans, and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Savings Bank have been met. FHLB advances are available to member institutions such as the Savings Bank for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and which has its own range of maturities. FHLB members are required to hold shares of the capital stock of the regional FHLB in which they are a member in an amount at least equal to the greater of 1% of the member's home mortgage loans or 5% of the member's advances from the FHLB. The Savings Bank did not obtain any advances from the FHLB of Atlanta during the period September 12, 1996 through December 15, 1997. On December 16, 1997, the Savings Bank borrowed $1,000,000 from the FHLB, and this amount was outstanding at December 31, 1997. During 1998, the outstanding balance grew to $2 million before it was paid off on December 30, 1998. The Savings Bank held $146,000 and $50,000 of the FHLB stock at December 31, 1998 and December 31, 1997, respectively. Management expects to utilize FHLB advances as the Savings Bank builds a portfolio of loans.

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


EMPLOYEES

        As of December 31, 1998, the Company and its subsidiaries had a total of 482 full-time employees and 149 part-time employees or 556 full time equivalent employees. None of the Company's employees were covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

SERVICE MARKS

        The Company has four service marks that have become federally registered. They are "Armada" which became registered on July 23, 1996, "Approved Residential Mortgage" which became registered on May 15, 1995, "Approved Financial Corp." which became registered July 21, 1998 and "ConsumerOne Financial" which became registered on December 18, 1998. "Approved Federal Savings Bank" and "Step Two Loan" are two additional service marks currently pending registration.

EFFECT OF ADVERSE ECONOMIC CONDITIONS

        The Company's business may be adversely affected by periods of economic slowdown or recession, which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions.

CONCENTRATION OF OPERATIONS IN SEVEN STATES

        During 1998, 90.5% of the aggregate principal balance of the loans originated by the Company were secured by properties located in seven states (Florida, Georgia, South Carolina, North Carolina, Virginia, Maryland and
Ohio). Although the Company has expanded its wholesale and retail mortgage origination networks outside this region, the Company's origination business is likely to remain concentrated in those states for the foreseeable future. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the economy and the residential real estate markets in those states.

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


CONTINGENT RISKS

        In the ordinary course of its business, the Company is subject to claims made against it by borrowers and private investors arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees, officers, and agents of the Company (including its appraisers), incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. Management is not aware of any material claims.
        Although the Company sells substantially all loans that it originates and purchases on a non-recourse basis, during the period of time that loans are held pending sale, the Company is subject to the various business risks associated with lending, including the risk of borrower default, loan foreclosure and loss, and the risk that an increase in interest rates or a change in secondary market conditions for any reason would result in a decline in the value of loans to potential purchasers.

COMPETITION

        The Company faces intense competition from other mortgage banking companies, banks, credit unions, thrift institutions, credit card issuers, and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and financial resources than the Company. Also, the larger national finance companies, banks, quasi-governmental agencies and other originators of conforming mortgage loans have been adapting their conforming origination programs to expand into the non-conforming loan business and are targeting the Company's prime customer base. There can be no assurance that the Company will not face increased competition from such institutions.
        Competition can take on many forms, including convenience in obtaining a loan, service, loan pricing terms such as the loan to value ratio and interest rate, marketing and distribution channels and competition for employees through compensation plans and benefit packages.
        The quantity and quality of competition for the Company may also be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have "locked in" low borrowing costs may have a competitive advantage. During periods of declining interest rates, competitors may solicit the Company's borrowers to refinance their mortgage loans. During an economic slowdown or recession, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors.
        The Company uses mortgage brokers as a source of origination of new loans. The Company's competitors also seek to establish relationships with the brokers with which the Company does business. The Company's future results may become more exposed to fluctuations in the volume and costs of its wholesale loans (loans sourced from mortgage brokers) resulting from competition from other originators of such loans, market conditions and other factors.

REGULATION

        The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local government authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Regulated matters include loan origination, credit activities, maximum interest rates and finance and other charges, disclosure to customers, the terms of secured transactions, the collection, repossession and claims-handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices. The following discussion and other references to and descriptions of the regulation of financial institutions contained in this document constitute brief summaries of the regulations as currently in effect. This discussion is not intended to constitute a complete statement of all the legal restrictions and requirements applicable to the Company and the Savings Bank and all such descriptions are qualified in their entirety by reference to applicable statutes, regulations and other regulatory pronouncements.
        The Company's consumer lending activities are subject to the federal Truth-in-Lending Act ("TILA") and Regulation Z (including the Home Ownership and Equity Protection Act of 1994); the federal Equal Credit Opportunity Act and Regulation B, as amended (the "ECOA"); the Home Mortgage Disclosure Act and the Fair Credit Reporting Act of 1970, as amended ("FCRA"); the federal Real Estate Settlement Procedures Act ("RESPA") and Regulation X; the federal Home Mortgage Disclosure Act; and the federal Fair Debt Collection Practices Act. The Company is also subject to state statutes and regulations affecting its activities.
        TILA and Regulation Z promulgated thereunder contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions including loans of the type originated by the Company. Management of the Company believes that it is in compliance with TILA in all material respects.
        In September 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was enacted. Among other things, the Riegle Act made certain amendments to TILA. The TILA Amendments, which became effective in October 1995, generally apply to mortgage loans with (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $424 or (ii) an annual percentage rate of more than ten percentage points higher than comparable maturing U.S. Treasury securities. Loans covered by the TILA Amendments are known as "Section 32 Loans."
        The TILA Amendments impose additional disclosure requirements on lenders originating Section 32 Loans and prohibit lenders from originating Section 32 Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. In accordance with TILA Amendments, the Company applies underwriting criteria that take into consideration the borrower's ability to repay all Section 32 Loans.

        The TILA Amendments also prohibit lenders from including prepayment fee clauses in Section 32 loans to borrowers with a debt-to-income ratio in excess of 50%. In addition, a lender that refinances a Section 32 Loan previously made by such lender will not be able to enforce any prepayment penalty clause contained in such refinanced loan. The Company will continue to collect prepayment fees on loans originated prior to the effectiveness of the TILA Amendments and on non-Section 32 Loans as well as on Section 32 Loans in permitted circumstances following the effectiveness of the TILA Amendments. The TILA Amendments impose other restrictions on Section 32 Loans, including restrictions on balloon payments and negative amortization features, which the Company believes will not have a material impact on its operations.
        The Company is also required to comply with the ECOA, which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for a loan increases as a result of information obtained from a consumer credit agency, another statute, the FCRA requires the lender to supply the applicant with a name and address of the reporting agency. The Company is also subject to the Real Estate Settlement Procedures Act and is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.
        The Company is also subject to the rules and regulations of, and examinations by, the U.S. Department of Housing and Urban Development and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, and mandate certain loan amounts.
        Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. There can be no assurance that the Company will maintain compliance with these requirements in the future without additional expenses, or that more restrictive federal, state or local laws, rules and regulations will not be adopted that would make compliance more difficult for the Company. Management believes that the Company is in compliance in all material respects with applicable federal and state laws and regulations.
        The Company is also subject to various other federal and state laws regulating the issuance and sale of securities, relationships with entities regulated by the Employee Retirement Income Security Act of 1974, as amended, and other aspects of its business.
        The laws, rules and regulations applicable to the Company are subject to regular modification and change. There are currently proposed various laws, rules and regulations, which, if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate, purchase, broker or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated or sold by the Company, or otherwise adversely affect the business or prospects of the Company.


OTS REGULATION OF THE COMPANY

        GENERAL. The Company is a registered savings and loan holding company under the federal Home Owner's Loan Act ("HOLA") because of its ownership of the Savings Bank. As such, the Company is subject to the regulation, supervision and examination of the OTS.


        ACTIVITIES RESTRICTION. There are generally no restrictions on the activities of a savings and loan holding company, such as the Company, which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including the limitation of: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to the permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test set forth in OTS regulations, then such unitary holding company shall become subject to the activities and regulations applicable to multiple savings and loan holding companies and, unless the savings institution qualifies as a QTL within one year thereafter, shall register as, and become subject to the restriction applicable to, a bank holding company. See "Regulation of the Savings Bank - Qualified Thrift Lender Test."
        If the Company were to acquire control of another savings institution other than through merger or other business combination with the Savings Bank, the Company would become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisition and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Savings Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution generally shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in clause (vii) above also must be approved by the Directors of the OTS prior to being engaged in by a multiple savings and loan holding company.


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

        INSURANCE OF ACCOUNTS. Deposit accounts of the Savings Bank up to $100,000 are insured by the Savings Association Insurance Fund (the "SAIF"), administered by the FDIC. Pursuant to legislation enacted in September 1996, a fee was paid by all SAIF insured institutions at the rate of $0.657 per $100 of deposits held by such institutions at March 31, 1995. The money collected capitalized the SAIF reserve to the level of 1.25% of insured deposits as required by law. In 1996, the Savings Bank paid $23,000 for this assessment.

        The new legislation also provides for the merger, subject to certain conditions, of the SAIF into the Bank Insurance Fund ("BIF") by 1999 and also requires BIF-insured institutions to share in the payment of interest on the bonds issued by a specially created government entity ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Beginning on January 1, 1997, in addition to the insurance premium that is paid by SAIF-insured institutions to maintain the SAIF reserve at its required level pursuant to the current risk classification system, SAIF-insured institutions pay deposit insurance premiums at the annual rate of 6.4 basis points of their insured deposits and BIF-insured institutions will pay deposit insurance premiums at the annual rate of 1.3 basis points of their insured deposits towards the payment of interest on the FICO bonds. Under the current risk classification system, institutions are assigned on one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups, which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates currently range from zero basis points for well capitalized, healthy institutions to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

        The re-capitalization of the SAIF is expected to result in lower deposit insurance premiums in the future for most SAIF-insured financial institutions, including the Savings Bank.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances, which would result in termination of the Savings Bank's deposit insurance.

        REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. At December 31, 1998, the Savings Bank's regulatory capital exceeded applicable requirements for categorization as "well-capitalized."

        Federally-insured savings associations are subject to three capital requirements: a tangible capital requirement, a core or leverage capital requirement and a risk-based capital requirement. All savings associations currently are required to maintain tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), core capital equal to 3% of adjusted total assets and total capital (a combination of core and supplementary capital) equal to 8% of risk-weighted assets (as defined in the regulations). For purposes of the regulation, tangible capital is core capital less all intangibles other than qualifying purchased mortgage-servicing rights, of which the Savings Bank had none at December 31, 1998. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital generally is reduced by the amount of a savings association's intangible assets, other than qualifying mortgage-servicing rights.

        A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, including subordinated debt which meets specified requirements, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets currently range from 0% to 100%, depending on the type of asset.
        OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Savings Bank's regulatory capital at December 31, 1998.
        In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its inherent rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. Although the final rule was originally scheduled to be effective as of January 1994, the OTS has indicated that it will delay invoking its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until appeal procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Management of the Company does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Savings Bank if it becomes effective in its current form.
        In April 1991, the OTS proposed to modify the 3% of adjusted total assets core capital requirement in the same manner as was done by the Comptroller of the Currency for national savings banks. Under the OTS proposal, only savings associations rated composite 1 under the CAMEL rating system will be permitted to operate at the regulatory minimum core capital ratio of 3%. For all other savings associations, the minimum core capital ratio will be 3% plus at least an additional 100 to 200 basis points, which will increase the 4% core capital ratio requirement to 5% of adjusted total assets or more. In determining the amount of additional capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis.

        PROMPT CORRECTIVE ACTION. Federal law provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "under-capitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to adjusted total assets that is equal to or less than 2.0%. The regulations also permit the appropriate federal Savings Banking regulator to downgrade an institution to the next lower category (provided that a significantly undercapitalized institution may not be downgraded to critically undercapitalized) if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. At December 31, 1998, the Savings Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS.
        Depending upon the capital category to which an institution is assigned, the regulators' corrective powers, many of which are mandatory in certain circumstances, include prohibition on capital distributions; prohibition on payment of management fees to controlling persons; requiring the submission of a capital restoration plan; placing limits on asset growth; limiting acquisitions, branching or new lines of business; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates that the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution.

        QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet the QTL test set forth in the HOLA and regulations to avoid certain restrictions on their operations. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). The Savings Bank met the QTL test throughout 1998.

        RESTRICTIONS ON CAPITAL DISTRIBUTIONS. The OTS has promulgated a regulation governing capital distributions by savings associations, which include cash dividends, stock redemption's or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association as a capital distribution. Generally, the regulation creates three tiers of associations based on regulatory capital, with the top two tiers providing a safe harbor for specified levels of capital distributions from associations so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Associations that do not qualify for the safe harbor provided for the top two tiers of associations are required to obtain prior OTS approval before making any capital distributions.
        Tier 1 associations may make the highest amount of capital distributions, and are defined as savings associations that before and after the proposed distribution meet or exceed their fully phased-in regulatory capital requirements. Tier 1 associations may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year and (ii) 75% of its net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its "fully phased-in capital requirement" to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. At December 31, 1998, the Savings Bank was a Tier 1 association under the OTS capital distribution regulation.
        In December 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, the three tiered approach contained in existing regulations would be replaced and institutions would be permitted to make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "Prompt Corrective Action."

        LOAN-TO-ONE BORROWER. Under applicable laws and regulations the amount of loans and extensions of credit which may be extended by a savings institution such as the Savings Bank to any one borrower, including related entities, generally may not exceed the greater of $500,000 or 15% of the unimpaired capital and unimpaired surplus of the institution. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. An institution's "unimpaired capital and unimpaired surplus" includes, among other things, the amount of its core capital and supplementary capital included in its total capital under OTS regulations.
        At December 31, 1998, the Savings Bank's unimpaired capital and surplus amounted to $5,058,000, resulting in a general loans-to-one borrower limitation of $759,000 under applicable laws and regulations.

        BROKERED DEPOSITS. Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interest in those deposits to third parties. In addition, the term "deposit broker" includes any insured depository institution, and any employee of any insured depository institution, which engages, directly or indirectly, in the solicitation of deposits by offering rates of interest (with respect to such deposits) which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions have the same type of charter in such depository institution's normal market area. As a result of the definition of "deposit broker," all of the Savings Bank's brokered deposits, as well as possibly its deposits obtained through customers of regional and local investment banking firms and the deposits obtained from the Savings Bank's direct solicitation efforts of institutional investors and high net worth individuals, are potentially subject to the restrictions described below. Under FDIC regulations, well-capitalized institutions are subject to no brokered deposit limitations, while adequately-capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) by 120% for retail deposits and 130% for wholesale deposits, respectively, of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering any effective yield that exceeds by more than 75 basis points, the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1998, the Savings Bank was a well-capitalized institution, which was not subject to restrictions on brokered deposits.
See "Business - Savings Bank Sources of Funds - Deposits."

        LIQUIDITY REQUIREMENTS. All savings associations are required to maintain an average daily balance of liquid assets, which include specified short-term assets and certain long-term assets, equal to a certain percentage of the sum of its average daily balance of net deposit accounts and borrowings payable in one year or less, which can be withdrawn. The liquidity requirement may vary from time to time (between 3% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 3%. Historically, the Savings Bank has operated in compliance with these requirements.

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

ENVIRONMENTAL FACTORS

        To date, the Company has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. In the ordinary course of its business, the Company from time to time forecloses on properties securing loans. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and could be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and cleanup costs incurred by such parties in connection with the contamination. The costs of investigation, correction of or removal of such substances may be substantial, and the presence of such substances, or the failure to properly correct such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or correction of such substances at the disposal or treatment facility, whether or not the facility is owned or operated by such person. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.
        In the course of its business, the Company may acquire properties as a result of foreclosure. There is a risk that hazardous or toxic waste could be found on such properties. In such event, the Company could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

DEPENDENCE ON KEY PERSONNEL

        The Company's growth and development to date have been largely dependent upon the services of Allen D. Wykle, Chairman of the Board, President and Chief Executive Officer. The loss of Mr. Wykle's services for any reason could have a material adverse effect on the Company. Certain of the Company's principal credit agreements contain a provision which permit the lender to accelerate the Company's obligations in the event that Mr. Wykle were to leave the Company for any reason and not be replaced with an executive acceptable to such lender.


CONTROL BY CERTAIN SHAREHOLDERS

        As of March 15, 1999, Allen D. Wykle, Chairman of the Board, President and Chief Executive Officer and Leon H. Perlin, Director, beneficially own an aggregate of 50.3% of the outstanding shares of Common Stock of the Company. Accordingly, such persons, if they were to act in concert, would have control of the Company, with the ability to approve certain fundamental corporate transactions and the election of the entire Board of Directors.

                               ITEM 2 - PROPERTIES


PROPERTIES

        The Company's executive and administrative offices are located at 3420 Holland Road, Virginia Beach, Virginia. The building consists of approximately 15,000 square feet and is owned by the Company. In June 1997, the Company purchased a building adjacent to its headquarters to accommodate its growth plans. The purchase price of the building was $1,060,000 and it was financed with a mortgage loan of $800,000. The second building consists of approximately 20,000 square feet. The Company occupies approximately 17,000 square feet in this building, and the remainder is leased to third-party tenants. The two buildings are subject to total mortgage debt of $1,134,000 as of December 31, 1998. (See Note 23 of audited financial statements for information regarding the sale of the second office building in February 1999.)

        As of December 31, 1998 the Company had leases for regional broker lending offices, retail lending offices, and the administrative office for the Savings Bank. These facilities are leased under terms that vary as to duration and in general, the leases expire between 1999 and 2003, and provide rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographic area. Lease expense was $1,394,000, $966,000, and $317,000 in 1998, 1997 and 1996,
respectively. Total minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 1998 were as follows (IN THOUSANDS):


                       1999                           $    1,669
                       2000                                  891
                       2001                                  492
                       2002                                  330
                       2003                                  144
                                                 ----------------

                       Total 1999-2003                $    3,526
                                                 ================



        The Company anticipates that in the normal course of business it will lease additional office space as it opens new retail loan origination locations or assumes leases associated with any future acquisitions or strategic alliances.
        The Company is also considering relocating the Virginia Beach, Virginia headquarters to a new facility, which would house all home office operations in one building. The Company purchased approximately 8 acres of land ("Property") from the City of Virginia Beach Development Authority ("City") in March of 1999 for $ 660,450 dollars for the purpose of building a new facility. In the event that the Company has not begun construction of the new facility at one year from the date of purchase of the Property, then the City has the right or option to return to the Company the purchase price less certain related expenses in exchange for the conveyance of the Property to the City.

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

NONE.

                                     PART II

                 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS


MARKET PRICE OF AND CASH DIVIDENDS ON THE COMPANY'S COMMON EQUITY

        The following table shows the quarterly high, low and closing prices of the Company's common stock for 1998, 1997, and 1996 and cash dividends paid per share. All stock price and dividend data has been adjusted to reflect two-for-one stock splits which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend that occurred on November 21, 1997.

                                                       Stock Prices
                                       ----------------------------------------------       Cash
                                           High             Low             Close         Dividends
                                       -------------    -------------    ------------    -------------

1998:
Fourth Quarter                              $  6.50         $   2.88         $  3.38              $ -
Third Quarter                                 13.63             7.00            7.00                -
Second Quarter                                15.63            13.13           13.88                -
First Quarter                                 15.08            12.08           13.13                -


1997:

Fourth Quarter                             $  17.00         $  12.75        $  14.75              $ -
Third Quarter                                 17.00             8.00           15.00                -
Second Quarter                                10.00             6.00            8.25                -
First Quarter                                 13.50             8.50            9.75                -

1996:

Fourth Quarter                             $  11.50         $   8.00         $  8.50         $   0.01
Third Quarter                                  9.13             3.75            9.00             0.01
Second Quarter                                 4.75             2.13            3.88             0.01
First Quarter                                  2.25             2.06            2.19             0.01



        The Company did not pay any cash dividends on its Common Stock in 1998 and 1997. The Company intends to retain all of its earnings to finance its operations and does not anticipate paying cash dividends for the foreseeable future. Any decision made by the Board of Directors to declare dividends in the future will depend on the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Board.

ABSENCE OF ACTIVE PUBLIC TRADING MARKET AND VOLATILITY OF STOCK PRICE

        The Company's Common Stock is traded on the National Quotation Bureau, Inc. OTC Bulletin Board under the symbol "APFN." Historically, there has been a limited market for the Company's Common Stock. As a result, the prices reported for the Company's Common Stock reflect the relative lack of liquidity and may not be reliable indicators of market value. There can be no assurance that an active public trading market for the Company's Common Stock will be created in the future.
        The market price of the Common Stock may experience fluctuations that are unrelated to the operating performance of the Company. In particular, the price of the Common Stock may be affected by general market price movements as well as developments specifically related to the residential mortgage lending industry such as, among other things, interest rate movements, delinquencies, loan prepayment speeds, interest-only and residual asset valuations, sources of liquidity to the industry participants and profit or loss trends.

TRANSFER AGENT AND REGISTRAR

        The Transfer Agent for the Company's Common Stock is First Union National Bank, 230 South Tryon Street, 11th Floor, Charlotte, North Carolina 28288-1153.

RECENT OPEN MARKET PURCHASE OF COMMON STOCK BY THE COMPANY

        The Board of Directors approved a stock repurchase plan at a regular board meeting on November 2, 1998. The Company purchased a total of 30,000 shares of Approved Financial Corp. stock at a price of $3.75 per share on trade dates between December 21, 1998 and December 29, 1998.

RECENT UNREGISTERED SECURITY TRANSACTIONS

        The Company issued 116,706 shares of unregistered shares of common stock on January 5, 1998 to the owners of the portion of Armada LLC which was not owned by the Company. These share represented the final payment associated with the Company's acquisition of Armada LLC. . The stock bears a restrictive legend, is subject to an administrative stop, may not be resold without an opinion of the Company's legal counsel, and is subject to the resale requirements of Rule
144. No broker or general solicitation was involved. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, and the regulations issued thereunder, and Rule 701.

                               ITEM 6 - SELECTED FINANCIAL DATA


        The historical consolidated financial data for the five years ended December 31, 1998 were derived from the consolidated financial statements of the Company included elsewhere herein. The historical consolidated financial data are not necessarily indicative of the results of operations for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and notes thereto included elsewhere herein. Unless otherwise indicated, all financial data has been adjusted to reflect two-for-one stock splits which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend that occurred on November 21, 1997.

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Years Ended
December 31                                  1998          1997          1996          1995          1994
-----------
                                          -----------   -----------    ----------    ----------    ----------
Revenue:
    Gain on sale of loans                    $29,703       $33,501       $17,955       $ 7,298       $ 2,184
     Interest income                          10,308        10,935         4,520         3,065         2,556
     Gain on sale of securities                1,750         2,796             -             -             -
     Other fees and income                     7,042         4,934         2,407         1,535           639
                                          -----------   -----------    ----------    ----------    ----------
       Total revenue                          48,803        52,166        24,882        11,898         5,379
                                          -----------   -----------    ----------    ----------    ----------

Expenses:
     Compensation (1)                         23,397        16,447         8,017         3,880         1,452
     General and administrative (2)           15,306        14,188         6,853         3,050         1,337
     Interest expense                          6,252         6,157         3,121         2,194         1,700
     Provision for loan and
       foreclosed property losses              2,896         1,676         1,308           731           191
                                          -----------   -----------    ----------    ----------    ----------
          Total expenses                      47,851        38,468        19,299         9,855         4,680
                                          -----------   -----------    ----------    ----------    ----------

Income before income taxes                       952        13,698         5,583         2,043           699

Income taxes                                     473         5,638         2,259           876           328
                                          -----------   -----------    ----------    ----------    ----------

Net income                                    $  479       $ 8,060       $ 3,324       $ 1,167        $  371
                                          ===========   ===========    ==========    ==========    ==========

Net income per share (diluted) (3)           $  0.09         $1.51         $0.63         $0.23         $0.07
                                          ===========   ===========    ==========    ==========    ==========

Cash dividends per share (3)               $      -            $ -         $0.04         $0.04         $0.04

                                          ===========   ===========    ==========    ==========    ==========

Dividend payout ratio                              -             -         6.35%        17.39%        57.14%
                                          ===========   ===========    ==========    ==========    ==========

Weighted average number
     of shares outstanding (diluted)       5,511,372     5,345,957     5,281,103     5,062,809     5,035,350
                                          ===========   ===========    ==========    ==========    ==========



-------------
(1) This document reclassifies "minority interests in consolidated subsidiaries" as "compensation."
(2) Amount includes Loan Production expense.
(3) All per-share data has been adjusted to reflect two-for-one stock splits which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend which occurred on November 21, 1997.

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Years Ended
December 31                          1998           1997            1996           1995           1994
-----------
                                  -----------    ------------    ------------   ------------    ----------


SELECTED BALANCES AT YEAR END

Loans receivable, net              $ 105,044        $ 80,696        $ 45,423       $ 28,430       $18,021
Securities                             3,472          15,201          20,140              -             -
Total assets                         136,118         118,125          75,143         34,485        23,109
Revolving warehouse loans             72,546          52,488          32,030         19,566         7,727
FDIC-insured deposits                 29,728          17,815           1,576              -             -
Subordinated debt                      6,042           9,080           9,183          6,905         8,546
Total liabilities (1)                116,851          93,070          53,934         28,250        17,465
Shareholders' equity                  19,267          25,055          21,209          6,236         5,645


SELECTED LOAN DATA

Loans originated (2)               $ 522,045       $ 468,955       $ 258,833      $ 111,505       $43,079
Loans sold                           389,589         420,498         228,918         83,328        34,409
Amount of loans serviced
      at year-end                    109,500          83,512          48,785         29,249        18,482
Loans delinquent 31 days or
     More as percent of
      loans at year-end                5.42%           5.50%           6.61%          8.88%         7.03%


SELECTED RATIOS

Return on average assets               0.40%           7.68%           7.32%          4.06%         1.67%
Return on average
     Shareholders' equity              1.93%          32.69%          36.44%         19.86%         6.80%
Shareholders' equity
      to assets                       14.15%          21.21%          28.22%         18.08%        24.43%
Book value per share  (3)            $  3.51         $  4.64         $  4.21        $  1.28       $  1.09


-------------
(1) Includes minority interests in subsidiaries.
(2) Includes $92.3 million brokered loans in 1998.
(3) All per-share data has been adjusted to reflect two-for-one stock splits which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend which occurred on November 21, 1997.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

     The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for each year in the three-year period ended December 31, 1998 and its consolidated financial position at December 31, 1998, and 1997. The discussion includes some forward-looking statements involving estimates and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors such as reduced demand for loans, competitive forces, limits on available funds and market forces affecting the price of the Company's common stock. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's 1998 audited financial statements.

Results of Operations for the Year Ended December 31, 1998 compared to the Year Ended December 31, 1997.

Net Income

The Company's net income for 1998 was $0.5 million compared to net income of $8.1 million in 1997. On a per share basis (diluted), income for 1998 was $0.09 compared to $1.51 for 1997. The return on average assets was 0.40% in 1998, compared to 7.68% in 1997. Return on average shareholders' equity was 1.93% in 1998, compared to 32.69% in 1997.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for the Company's broker and retail divisions in 1998 and 1997. The table includes $92.3 million of loans generated by the Company's retail division that were funded through other lenders ("Brokered Loans") during 1998.

                                                              Year Ended           Year Ended
(dollars in millions)                                      December 31, 1998    December31, 1997
                                                           -----------------    ----------------
Dollar Volume of Loans Originated:
          Broker                                               $  203.9             $  256.4
          Retail - funded through other lenders                    92.3                  *NM
          Retail - funded in-house                                225.8                212.5
                                                               --------             --------

          Total                                                $  522.0             $  468.9
                                                               ========             ========

Number of Loans Originated:
          Broker                                                  3,484                4,399
          Retail - funded through other lenders                   1,099                  *NM
          Retail - funded in-house                                3,882                4,022
                                                               --------             --------

          Total                                                   8,465                8,421
                                                               ========             ========

*NM = Not Material

The decrease of 8.4% in dollar volume of loans, excluding $92.3 million in Brokered Loans, originated during the year ended December 31, 1998, compared to the same period in 1997 was due primarily to increased competition in the non-conforming mortgage industry.

Loans originated through the Company's retail offices, excluding $92.3 million in Brokered Loans, increased 6.3% to $225.8 million, compared to $212.5 million during the same period in 1997. The growth in retail originations for the year ended December 31, 1998 was due to an increase in retail office locations from internal growth and due to the acquisition of FCGA.

Brokered Loans generated by the retail division were $92.3 million during the year ended December 31, 1998. Brokered loan volume originated during the year ended December 31, 1997 was not material and therefore the dollar volumes were not recorded. (See: Item 2-Other Income)

The volume of loans originated through referrals from the Company's network of mortgage brokers decreased 20.5% to $203.9 million for the year ended December 31, 1998, compared to $256.4 million for the year ended December 31, 1997. Contributing to this decrease in volume from broker referrals is the refinance boom for conforming mortgages created by the low interest rate environment, increased competition in the non-conforming mortgage industry and the Company's acquisition of FCGA. Before the Company acquired FCGA in January 1998, FCGA was a mortgage broker organization that referred loans to the Company.

The following tables summarize mortgage loan originations, by state, for the years ended December 31, 1998, 1997, and 1996.
(In thousands)

Years Ended
December 31                                                     1998                       1997                        1996
                                                       ---------------------       ---------------------       ---------------------
                                                       Dollars       Percent       Dollars       Percent       Dollars       Percent
                                                       -------       -------       -------       -------       -------       -------
Broker Division
        Florida                                        $ 53,874        10.3%       $ 61,897        13.2%       $ 36,711        14.2%
        Maryland                                         35,690         6.8          29,997         6.4           9,609         3.7
        North Carolina                                   25,315         4.9          28,957         6.1          29,748        11.5
        Georgia                                          34,617         6.7          59,792        12.8          54,488        21.1
        Ohio                                             22,233         4.3          32,478         6.9           3,314         1.3
        Virginia                                         11,698         2.2           5,415         1.2           9,405         3.6
        South Carolina                                    9,444         1.8           4,463         1.0           3,820         1.5
        Tennessee                                         6,391         1.2           7,826         1.7             886         0.3
        Illinois                                          3,059         0.6          12,781         2.7           8,631         3.3
        Michigan                                          1,115         0.2           3,680         0.8           3,514         1.4
        Kentucky                                            361         0.1              --          --              --          --
        Indiana                                              72         0.0           9,131         1.9           2,761         1.1
        Pennsylvania                                         43         0.0              --          --              --          --
                                                       --------       -----        --------       -----        --------       -----

          Total Broker Division                        $203,912        39.1%       $256,417        54.7%       $162,887        63.0%
                                                       ========       =====        ========       =====        ========       =====

Retail Division:
        North Carolina                                 $ 49,912         9.6%       $ 39,007         8.3%       $ 12,353         4.8%
        Maryland                                         66,911        12.8          66,954        14.4          45,089        17.3
        Virginia                                         52,856        10.1          34,442         7.3          11,108         4.3
        Georgia                                          58,558        11.2          12,886         2.7          25,599         9.9
        Ohio                                             23,301         4.5          12,666         2.7              61          --
        South Carolina                                   21,682         4.1          18,611         4.0              --          --
        Delaware                                         15,905         3.0          16,056         3.4           1,736         0.7
        Kentucky                                         14,368         2.8              85          --              --          --
        Florida                                           6,374         1.2           4,141         0.9              --          --
        Michigan                                          4,001         0.8              --          --              --          --
        Illinois                                          2,065         0.4           4,877         1.0              --          --
        Indiana                                           2,200         0.4           2,813         0.6              --          --
                                                       --------       -----        --------       -----        --------       -----

          Total Retail Division                        $318,133        60.9%       $212,538        45.3%       $ 95,946        37.0%
                                                       ========       =====        ========       =====        ========       =====

Total Originations:
        North Carolina                                 $ 75,227        14.4%       $ 67,964        14.5%       $ 42,101        16.3%
        Maryland                                        102,601        19.7          96,951        20.8          54,698        21.0
        Georgia                                          93,175        17.9          72,678        15.5          80,087        31.0
        Florida                                          60,248        11.5          66,038        14.1          36,711        14.2
        Virginia                                         64,554        12.4          39,857         8.5          20,513         7.9
        Ohio                                             45,534         8.7          45,144         9.6           3,375         1.3
        South Carolina                                   31,126         6.0          23,074         4.9           3,820         1.5
        Delaware                                         15,905         3.0          16,056         3.4           1,736         0.7
        Kentucky                                         14,729         2.8              85          --              --          --
        Tennessee                                         6,391         1.2           7,826         1.7             886         0.3
        Michigan                                          5,116         1.0           3,680         0.8           3,514         1.4
        Illinois                                          5,124         1.0          17,658         3.7           8,631         3.3
        Indiana                                           2,272         0.4          11,944         2.5           2,761         1.1
        Pennsylvania                                         43         0.0              --          --              --          --
                                                       --------       -----        --------       -----        --------       -----

        Total Originations                             $522,045       100.0%       $468,955       100.0%       $258,833       100.0%
                                                       ========       =====        ========       =====        ========       =====

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

Loan sales totaled $389.6 million for the year ended December 31, 1998, including the sale of approximately $12.0 million of loans owned by the Company for more than 180 days ("Seasoned Loans") at a discount to par value, as compared to $420.5 million for the same period in 1997. The Company sold $2.3 million of Seasoned Loans at a 21% discount to par value in July 1998 and $9.6 million of Seasoned Loans at an 8% discount to par value in June 1998.

Gain on the sale of loans was $29.7 million for the year ended December 31, 1998, which compares with $33.5 million for the same period in 1997. These gains exclude the sale of $12.0 million of Seasoned Loans at a discount in 1998. The decrease for the year ended December 31, 1998, was the direct result of a decrease in the weighted-average premium paid by investors for the Company's loans. Gain on the sale of mortgage loans represented 60.9% of total revenue during the year ended December 31, 1998, compared to 64.2% of total revenue for the same period in 1997.

The weighted-average premium realized by the Company on its loan sales decreased to 5.4%, excluding the sale of $12.0 million Seasoned Loans at a discount to par, during the year ended December 31, 1998, from 6.4% for the same period in 1997. Including the discounted sale of $12.0 million of Seasoned Loans, the weighted-average premium realized by the Company during the year ended December 31, 1998 decreased to 4.9% from 6.4% for the same period in 1997.

The decrease in premium percentage was caused by material changes in the secondary market conditions for non-conforming mortgage loans. The Company has never used securitization as a loan sale strategy. However, the whole-loan sale marketplace was impacted by changes that affected companies who previously used securitizations to sell loans. Excessive competition during 1997 and 1998 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool. The increased prepayment speeds experienced in the industry were greater than the assumptions previously used by many securitization issuers and led to an impairment of Asset values for several companies in the industry. Additionally, in September 1998, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many of these companies reported material losses, experienced reductions in liquidity sources and diverted to whole loan sale strategies in order to generate cash. This shift caused excess supply in the whole-loan marketplace, which lead to lower premiums on whole-loan sales.

In addition, the premium percentage has decreased due to a decrease in the Weighted Average Coupon ("WAC") on the Company's loan originations, which was primarily the result of an increase in adjustable rate mortgage originations during 1998 compared to 1997. These premiums do not include loan origination fees collected by the Company at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

The Company defers recognizing income from the loan origination fees it receives at the time a loan is closed. These fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans, excluding the sale of $12.0 million of Seasoned Loans at a discount, for the year ended December 31, 1998 was $10.4 million, compared to $8.6 million in the year ended December 31, 1997. The increase is the result of the Company selling more loans generated by its retail division. The Company's retail loan sales during the year ended December 31, 1998 comprised 55.5% of total loan sales, with average loan origination fee income earned of 5.0%, excluding the Seasoned Loan sale of $ 12.0 million at a discount. For the same period of 1997, the Company's retail loan sales were 48.5% of total loan sales with average origination fee income earned of 4.2%. Fees associated with selling loans decreased to approximately 20 basis points of the dollar volume of loans sold for the year ended December 31, 1998 from 35 basis points for the year ended December 31, 1997.

The Company also defers recognition of the expense it incurs, from the payment of fees to mortgage brokers, for services rendered on loan originations. These fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred expenses pertaining to loans held for sale are taken into income at the time of the sale of the loan.

Interest Income and Expense

The Company's net interest income is dependent on the difference, or "spread", between the interest income it receives from its loans and its cost of funds, consisting principally of the interest expense paid on the warehouse lines of credit, the Savings Bank's deposit accounts and other borrowings.

Interest income for the year ended December 31, 1998 was $10.3 million compared with $10.9 million for the same period ended in 1997. The decrease in interest income for the year ended December 31, 1998 was primarily due to a lower weighted-average coupon associated with the balance of loans held for sale.

Interest expense for the year ended December 31, 1998 was $6.3 million compared with $6.2 million for the year ended December 31, 1997. The increase in interest expense for the year ended December 31, 1998, was the direct result of an increase in the average balance of interest-bearing liabilities.

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

The following tables reflect the average yields earned and rates paid by the Company during 1998 and 1997. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.


(In thousands)                                                    1998                                        1997
                                               -----------------------------------------     --------------------------------------
                                                Average                        Average        Average                     Average
                                                Balance         Interest      Yield/Rate      Balance       Interest     Yield/Rate
                                               ---------        ---------     ----------     ---------      ---------    ----------
Interest-earning assets:
     Loan receivable (1)                       $  83,522        $   9,761        11.69%      $  74,116      $  10,662      14.39%
     Cash and other interest-
        earning assets                            12,754              547         4.28           4,240            273       6.44
                                               ---------        ---------        -----       ---------      ---------      -----
                                                  96,276           10,308        10.71          78,356         10,935      13.96
                                                                ---------        -----                      ---------      -----

Non-interest-earning assets:
     Allowance for loan losses                    (1,789)                                       (1,231)
     Investment in IMC                             8,136                                        17,376
     Premises and equipment, net                   4,770                                         3,372
     Other                                        11,875                                         7,112
                                               ---------                                     ---------

     Total assets                              $ 119,268                                     $ 104,985
                                               =========                                     =========

Interest-bearing liabilities:
     Revolving warehouse lines                 $  49,810            3,888         7.80       $  59,681          4,834       8.10
     FDIC - insured deposits                      22,858            1,361         5.96           6,076            357       5.88
     Other interest-bearing
        liabilities                               10,677            1,003         9.39          10,307            966       9.37
                                               ---------        ---------        -----       ---------      ---------      -----
                                                  83,345            6,252         7.50          76,064          6,157       8.09
                                                                ---------        -----                      ---------      -----

Non-interest-bearing liabilities                  11,126                                         4,264
                                               ---------                                     ---------

     Total liabilities                            94,471                                        80,328

Shareholders' equity                              24,797                                        24,657
                                               ---------                                     ---------

     Total liabilities and equity              $ 119,268                                     $ 104,985
                                               =========                                     =========

Average dollar difference between
    interest-earning assets and
    interest-bearing liabilities               $  12,931                                     $   2,292
                                               =========                                     =========

Net interest income                                             $   4,056                                   $   4,778
                                                                =========                                   =========

Interest rate spread (2)                                                          3.21%                                     5.87%
                                                                                 =====                                     =====

Net annualized yield on average
    interest-earning assets                                                       4.21%                                     6.10%
                                                                                 =====                                     =====

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the year ended December 31, 1998 compared to the year ended December 31, 1997. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $723,000 in net interest income for the year ended December 31, 1998 compared to the year ended December 31, 1997 was primarily the result of a decrease in the average yield on interest-earning assets.


($ In thousands)

                                                    1998 Versus 1997

                                               Increase (Decrease) due to:
                                            Volume         Rate          Total
                                            -------       -------       -------
Interest-earning assets:
  Loan receivable                           $ 1,884       $(2,785)      $  (901)
  Cash and other interest-
     earning assets                             328           (55)          273
                                            -------       -------       -------
                                              2,212        (2,840)         (628)
                                            -------       -------       -------

Interest-bearing liabilities:
  Revolving warehouse lines                    (776)         (170)         (946)
  FDIC-insured deposits                         999             5         1,004
  Other interest-
     bearing liabilities                         35             2            37
                                            -------       -------       -------
                                                258          (163)           95
                                            -------       -------       -------


Net interest income (expense)               $ 1,954       $(2,677)      $  (723)
                                            =======       =======       =======


Gain on Sale of Securities

The Company sold 558,400 shares of IMC stock for $1.9 million, which resulted in a pre-tax gain of $1.8 million, during 1998. The Company sold 233,241 shares of IMC stock for $3.7 million, which resulted in a pre-tax gain of $2.8 million, during 1997.

Other Income

In addition to net interest income (expense), and gain on the sale of loans, the Company derives income from origination fees earned on Brokered Loans generated by the Company's retail offices and other fees earned on the loans funded by the Company, such as document preparation fees, underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. Brokered Loans fees were $4.3 million for the year ended December 31, 1998, compared to $1.0 million for the year ended December 31, 1997. For the year ended December 31, 1998, other income totaled $7.0 million compared to $5.0 million for the same period in 1997. The increase was primarily the result of the increase in Brokered Loan fees, which was offset by a reduction in underwriting fee income due to a lower volume of loans closed.

Comprehensive Income

The Company has other comprehensive income (loss) in the form of unrealized holding gains (losses) on securities held for sale. The shares of IMC Mortgage Company common stock owned by the Company is the primary component of the Company's security holdings (See Item 2 section "Assets"). For the year ended December 31, 1998, other comprehensive loss was $6.8 million compared to other comprehensive loss of $4.5 million for the year ended December 31, 1997. The losses for the years ended December 31, 1998 and 1997, were related to a decrease in the market price of IMC Mortgage Company common stock. The Company owned 435,634 shares of IMC Mortgage Company common stock on December 31, 1998.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which increased by $4.9 million to $23.4 million for the year ended December 31, 1998, compared to the same period in 1997. The increase was directly attributable to an increase in the number of employees. During the year ended December 31, 1998, approximately 60% of the increase was attributed to staffing needs for seven additional retail origination offices compared to the same period in 1997. The remaining 40% of the increase in compensation and related benefits expense for the year ended December 31, 1998, was due to a higher number of employees in the corporate headquarters during the first six months of 1998. During the first six months of 1998, the Company had an increase of 68.1% in corporate office staff compared to the same period in 1997, with a corresponding increase in base salaries and benefits of approximately $2.0 million. However, in July 1998, the Company initiated a plan to reduce the number of employees in the corporate office. As of December 31, 1998, the home office staff had been reduced by 21% compared to March 31, 1998.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 1998 increased by $1.5 million to $11.7 million, compared to the year ended December 31, 1997. This increase is attributed to the addition of seven retail lending offices during the year ended December 31, 1998.

Loan Production Expense

The largest component of loan production expense is fees paid by the Company to mortgage brokers for services rendered in the preparation of loan packages. Other items that comprise loan production expenses are appraisals, credit reports, leads research and telemarketing expenses. Loan production expenses for the year ended December 31, 1998 were $3.6 million compared to $1.9 million for the year ended December 31, 1997. The increase was primarily the result of an increase in services rendered fees.

Provision for Loan Losses

The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for 1998 and 1997:


(In thousands)

Years Ended
December 31                                             1998            1997
-----------                                          ---------       ---------
Balance at beginning of year                         $   1,687       $     924
Provision charged to expense                             3,064           1,534
Acquisition of MOFC, Inc.                                   49              --
Loans charged off                                       (2,372)           (953)
Recoveries of loans previously charged off                 162             182
                                                     ---------       ---------

Balance at end of year                               $   2,590       $   1,687
                                                     =========       =========

Loans receivable at year-end, gross
      of allowance for losses                        $ 107,634       $  82,383

Ratio of allowance for loan losses to gross
      loans receivable at year-end                        2.41%           2.05%


The Company added $3.1 million during the year ended December 31, 1998 to the allowance for loan losses, compared to an increase of $1.5 million for the year ended December 31, 1997. The increase was primarily the result of two Seasoned Loan sales, of approximately $9.6 million, at 92% and $2.3 million, at 79%, of the carrying value of the loans. Also contributing to the increase in the provision for loan losses was an increase in the balance of gross mortgage loans held by the Company for the respective dates. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off, are accounted for in the allowance for loan losses.

The allowance is established at a level that management considers adequate relative to the composition of the current portfolio of loans held for sale. Management considers current characteristics of the portfolio such as credit quality, the weighted average coupon and the weighted average loan to value ratio, and the delinquency status in the determination of an appropriate allowance. Other criteria such as covenants associated with the Company's credit facilities, trends in the demand for non-conforming mortgage loans in the secondary market and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future.

Provision for Foreclosed Property Losses

The Company decreased its provision for foreclosed property losses by $168,000 for the year ended December 31, 1998, compared to an increase of $142,000 for the year ended December 31, 1997.

Sales of real estate owned yielded net losses of $660,000 for the year ended December 31, 1998 versus $654,000 for the year ended December 31, 1997.

The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for 1998 and 1997:

(In thousands)

Years Ended
December 31                                                  1998         1997
                                                           -------      -------
Balance at beginning of year                               $   671      $   529
Provision charged to (reducing) expense                       (168)         142
                                                           -------      -------

Balance at end of year                                     $   503      $   671
                                                           =======      =======

Real estate owned at year-end, gross
      of allowance for losses                              $ 2,211      $ 3,038

Ratio of allowance for foreclosed property losses
      to gross real estate owned at year-end                 22.80%       22.09%


The Company maintains a reserve on its real estate owned ("REO") based upon management's assessment of appraised values at the time of foreclosure. The decrease in the provision for foreclosed property losses relates to a decrease in the dollar amount of outstanding REO at December 31, 1998 when compared to December 31, 1997. While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

Results of Operations for the Year Ended December 31, 1997 compared to the Year Ended December 31, 1996.

Net Income

The Company's net income for 1997 was $8.1 million compared to net income of $3.3 million in 1996. On a per share basis (diluted), income for 1997 was $1.51, compared to $0.63 for 1996.

The per share figures have been adjusted to reflect a two-for-one stock split of the Company's common stock on August 30, 1996, a two-for-one stock split of the Company's common stock on December 16, 1996, and a 100% stock dividend which occurred on November 21, 1997.

The return on average assets was 7.68% in 1997, compared to 7.32% in 1996. Return on average shareholders' equity was 32.69% in 1997, compared to 36.44% in 1996.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for the Company's broker and retail units in 1997 and 1996:

(Dollars in thousands)

Years Ended
December 31                                              1997             1996
-----------                                            --------         --------
         Broker                                        $256,417         $162,887
         Retail                                         212,538           95,946
                                                       --------         --------

         Total                                         $468,955         $258,833
                                                       ========         ========

Number of Loans Originated:
         Broker                                           4,399            2,670
         Retail                                           4,022            1,683
                                                       --------         --------

         Total                                            8,421            4,353
                                                       ========         ========


The increases in the dollar volume of loan originations of 81.2% in 1997, 132.1% in 1996 reflect strong growth in both broker and retail lending operations.

The Company's broker lending division originated $256.4 million of residential mortgage loans during 1997, compared to $162.9 million in 1996. The 57.4% increase in originations in 1997 compared to 1996 was attributed to the increase in the Company's retail locations. On a unit basis, the Company originated 4,399 loans in its broker operation in 1997, compared to 2,670 loans in 1996 .

The Company's retail lending division originated $212.5 million of residential mortgage loans in 1997, compared to $95.9 million in 1996. The 121.5% increase in 1997 compared to 1996 is attributed to additional retail loan offices and back-office capabilities. On a unit basis, the Company originated 4,022 loans in its retail operation in 1997, compared to 1,683 loans in 1996.

In addition to originating residential mortgage loans, the Company occasionally purchases loans to obtain geographic diversity and yields not obtainable in the Company's normal lending areas. However, purchases during 1997 and 1996 were minimal and the Company has no current plans to expand the activity of purchasing pools of loans.

Gain on Sale of Loans

The Company sold $420.5 million of mortgage loans during 1997, compared to $228.9 million in 1996. Sales volume increased by 83.7% in 1997, by 174.7% in 1996. The magnitudes of the period-to-period changes in loan sales are consistent with and reflect the percentage changes in mortgage loan originations in those periods.

For 1997, gain on the sale of loans was $33.5 million which compares with $18.0 million in 1996. The year-to-year increases in the gain on loan sales were the direct result of increased loan originations, which enabled the Company to sell more loans. Gain on the sale of mortgage loans represented 64.2% of total revenue in 1997, compared to 72.2% of total revenue in 1996.

The weighted-average premium realized by the Company on its loan sales increased to 6.39% in 1997, compared to 6.34% in 1996. These premiums do not include loan fees collected by the Company at the time the loans are closed and included in the computation of gain when the loans are sold.

Origination fee income included in the gain on sale of loans in 1997 was $8.2 million compared to $3.9 million in 1996. The increases of 108.4% in 1997 is the result of the Company originating and selling more loans generated by the retail lending division. The Company's retail originations increased by $116.6 million or 121.5%, in 1997. The Company's retail loan sales in 1997 comprised 48.5% of total loan sales, with an average loan origination fee income earned of 4.2%. For 1996, the Company's retail loan sales were 35.0% of total loan sales with an average loan fee income earned of 4.9%. Total recapture premium and fees associated with selling loans represented approximately 35 basis points of loans sold in 1997 compared with 30 basis points in 1996.

Interest Income and Expense

Interest income in 1997 was $10.9 million compared with $4.5 million in 1996. The 141.9% increase in interest income in 1997 was primarily due to a higher average balance of loans held for sale resulting from the increase in loan originations. The average holding period in 1997 for mortgage loans in inventory remained consistent with the average 1996 holding period.

Interest expense in 1997 was $6.2 million compared with $3.1 million in 1996. The year-to-year increases in interest expense were the direct result of increased borrowings under the Company's warehouse lines of credit, which were used to fund the increase in loan origination volume.

The following tables reflect the average yields earned and rates paid by the Company during 1997 and 1996. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.


(In thousands)
                                                                          1997                                   1996
                                                       --------------------------------------     ----------------------------------
                                                                                      Average                                Average
                                                        Average                        Yield/      Average                    Yield/
                                                        Balance         Interest        Rate       Balance       Interest      Rate
                                                       ---------       ---------      -------     ---------     ---------    -------
Interest-earning assets:
     Loans receivable (1)                              $  74,116       $  10,662       14.39%     $  36,519     $   4,464     12.22%
     Cash and other interest-
       earning assets                                      4,240             273        6.44          1,107            56      5.06
                                                       ---------       ---------       -----      ---------     ---------     -----
                                                          78,356          10,935       13.96         37,626         4,520     12.01
                                                                       ---------       -----                    ---------     -----
Non-interest-earning assets:
     Allowance for loan losses                            (1,231)                                      (754)
     Investment in IMC                                    17,376                                      2,438
     Premises and equipment, net                           3,372                                      1,671
     Other                                                 7,112                                      4,423
                                                       ---------                                  ---------

     Total assets                                      $ 104,985                                  $  45,404
                                                       =========                                  =========

Interest-bearing liabilities:
     Revolving warehouse lines                         $  59,681           4,834        8.10      $  25,810         2,373      9.19
     FDIC-insured deposits                                 6,076             357        5.88            470            21      4.47
     Other interest-bearing
       liabilities                                        10,307             966        9.37          8,690           727      8.37
                                                       ---------       ---------       -----      ---------     ---------     -----
                                                          76,064           6,157        8.09         34,970         3,121      8.92
                                                                       ---------       -----                    ---------     -----

Non-interest-bearing liabilities                           4,264                                      1,314
                                                       ---------                                  ---------
     Total liabilities                                    80,328                                     36,284
Shareholders' equity                                      24,657                                      9,120
                                                       ---------                                  ---------

     Total liabilities and equity                      $ 104,985                                  $  45,404
                                                       =========                                  =========

Average dollar difference between
  interest-earning assets and interest-
  bearing liabilities                                  $   2,292                                  $   2,656
                                                       =========                                  =========

Net interest income                                                    $   4,778                                $   1,399
                                                                       =========                                =========

Interest rate spread (2)                                                                5.87%                                  3.09%
                                                                                      ======                                  =====

Net annualized yield on average
  interest-earning assets                                                               6.10%                                  3.72%
                                                                                      ======                                  =====

----------
(2) Loans shown gross of allowance for loan losses, net of premiums/discounts.

(3) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the amounts of the changes in interest income and expense which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for 1997. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the $3.4 million increase in net interest income in 1997 was the net result of a growing balance sheet positively affected by lower rates on borrowed funds.

                                                      1997 Versus 1996
                           Increase (Decrease) Due to
                                               ---------------------------------
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
                                               =======      =======      =======

Income from the IMC Partnership and IMC Mortgage Company

The Company was an original limited partner in Industry Mortgage Company, L.P. (the "IMC Partnership"), a non-conforming residential mortgage company based in Tampa, Florida. The Company's initial ownership interest represented approximately 9.09% of the IMC Partnership and was accounted for under the equity method of accounting. Therefore, the Company recognized the portion of the IMC Partnership's net income equal to its ownership percentage in the IMC Partnership. In 1996, the Company recognized $480,000.

The IMC Partnership converted to a corporation, IMC Mortgage Company ("IMC"), immediately before its initial public offering on June 24, 1996. The limited partners received common stock of IMC in exchange for their IMC Partnership interests as of June 24, 1996. The Company was issued 1,199,768 shares of IMC common stock at that time. During 1997, the Company sold 233,241 shares of IMC stock for $3.7 million which resulted in a pre-tax gain of $2.8 million. The Company is likely to experience volatility in its capital account in future periods because of market price fluctuations of this investment security.

Other Income

In addition to interest on the loan portfolio and gains from the sale of loans, the Company derives income from broker fees, document preparation fees, underwriting service fees, prepayment penalties, late charge fees for delinquent loan payments and rental income on office space. For 1997, other income totaled $4.9 million compared to $1.9 million in 1996. The increase of $3.0 million or 156.0%, in 1997 was due to several factors.

Underwriting service and document preparation fees increased by $2.0 million in 1997 due to an increase in loan origination volume. These fees are charged to a borrower at the time a loan is closed. The unit volume of loan closings increased by 4,068 loans to 8,421 in 1997.

The Company brokers to various lenders loans that do not meet its underwriting guidelines. Broker fee income increased by $0.5 million to $1.0 million in 1997.

Increases in prepayment penalty and late charge income are attributed to the Company's larger loan portfolio.

Comprehensive Income

The Company has comprehensive income (loss) in the form of unrealized holding gain (loss) on securities held for sale. The shares of IMC Mortgage Company common stock owned by the Company is the primary component of the Company's security holdings (See Item 2 section "Assets"). For the year ended December 31, 1997, comprehensive loss was $4.5 million compared to comprehensive income of $11.4 million for the year ended December 31, 1996. The loss for the year ended December 31, 1997 was related to a decrease in the market price of IMC Mortgage Company common stock. The gain for the year ended December 31, 1996 was related to an increase in the market price of the IMC Mortgage Company common stock for the respective periods. The Company owned approximately 975,592 shares of IMC Mortgage Company common stock on December 31, 1997.

Compensation and Related Expenses

The largest component of expenses is compensation expense. Compensation expense in 1997 increased by $8.4 million to $16.4 million. The increase of 105.2% in 1997 was directly attributable to the addition of new employees. The Company had 552 full-time equivalent employees at December 31, 1997 (443 full-time and 217 part-time employees), compared to 287 at December 31, 1996. The Company's corporate office staff increased by 122.3% in 1997, with a corresponding increase in base salaries of approximately $1,700,000. The broker division increased its staffing by 63.6% and the increase in base salaries associated with the new employees was approximately $500,000. The Company opened twelve retail lending offices in 1997, and the retail lending staff increased by 100.7%, resulting in a base salary increase in the retail division of approximately $3,000,000. Commission and bonus expense in 1997 increased by approximately $2,500,000 due to increased production. Finally, additional 1997 costs due to merit and cost of living increases were approximately $700,000.

General and Administrative Expenses

General and administrative expenses in 1997 increased by $7.3 million to $14.2 million. The increase of 107.0% in 1997 was attributed to the growth of the Company. The Company opened twelve retail offices in 1997. In addition, seven offices opened in 1996 operated for a full year in 1997. The total general and administrative expenses associated with the new retail offices was $1.8 million in 1997. For offices open for all of 1997 and 1996, general and administrative expenses increased by $0.9 million to $2.1 million in 1997, as a result of a 32.0% loan production volume increase in those offices. General and administrative expenses related to the Company's corporate office staff increased by $3.0 million to $5.6 million in 1997, as the Company increased corporate staff expenditures to support the increased loan volume. These expenses included increases in utilities, postage, office supplies, travel and entertainment, depreciation on office equipment, and professional fees.

The broker division began paying fees to brokers in 1997 for services rendered in the preparation of loan packages. The total expense associated with those fees was $1.4 million in 1997.

Provision for Loan Losses

The Company provided $1.5 million during 1997 as additions to the allowance for loan losses, compared to $1.1 million in 1996.

The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for 1997 and 1996:

(In thousands)
Years Ended
December 31                                              1997           1996
--------------                                         --------       --------
Balance at beginning of year                           $    924       $    594
Provision charged to expense                              1,534          1,145
Acquisition of the Savings Bank                              --             20
Loans charged off                                          (953)          (863)
Recoveries of loans previously charged off                  182             28
                                                       --------       --------

Balance at end of year                                 $  1,687       $    924
                                                       ========       ========

Loans receivable at year-end, gross
    of allowance for losses                            $ 82,383       $ 46,347

Ratio of allowance for loan losses to gross
    loans receivable at year-end                           2.05%          1.99%

Provision for Foreclosed Property Losses

The Company provided $0.1 million during 1997 as additions to the allowance for foreclosed property losses, compared to $0.2 million in 1996.

Sales of real estate owned yielded net losses of $0.7 million in 1997 and $0.2 million in 1996.

The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for 1997 and 1996:

(In thousands)
Years Ended
December 31                                                   1997        1996
-------------                                                ------      ------
Balance at beginning of year                                 $  529      $  366
Provision charged to expense                                    142         163
                                                             ------      ------

Balance at end of year                                       $  671      $  529
                                                             ======      ======

Real estate owned at year-end, gross
    of allowance for losses                                  $3,038      $2,606

Ratio of allowance for foreclosed property losses
    to gross real estate owned at year-end                    22.09%      20.30%


Minority Interest in Net Income of Subsidiary. Contained in the consolidated statements of income for 1996 was minority interests in earnings of a subsidiary. This portion of the subsidiary's earnings was an element of compensation paid to an officer of the Company. In 1997, the Company has recharacterized this item as compensation expense.

Income Taxes. Income tax expense for 1997 was $5.6 million resulting in an effective tax rate of 41.2%. By comparison, the Company had income tax expense of $2.3 million for an effective tax rate of 40.5% in 1996.

The effective tax rates differ from the statutory federal rates due primarily to state income taxes and certain nondeductible expenses.

Financial Condition at December 31, 1998 and 1997

Assets

The total assets of the Company were $136.1 million at December 31, 1998, compared to total assets of $118.1 million at December 31, 1997.

Cash and cash equivalents decreased by $5.6 million to $6.3 million at December 31, 1998, from $11.9 million at December 31, 1997. There was a conscious effort to reduce excess cash holdings in 1998.

Net mortgage loans receivable increased by $24.3 million to $105.0 million at December 31, 1998. The 30.2% increase in 1998 is primarily due to the Company's management deciding to hold loans in December instead of selling loans at very low premiums. The premiums in the fourth quarter were very low due to increased competition in the whole loan sale market. The Company generally sells loans within sixty days of origination.

Real estate owned decreased by $0.7 million to $1.7 million at December 31, 1998. The primary reason for the 27.9% decrease in real estate owned was that fewer properties were foreclosed on and more properties were sold in 1998 as compared to 1997.

Investments consist primarily of shares of IMC Mortgage Company ("IMC") owned by the Company and the Adjustable Rate Mortgage Fund and FHLB stock owned by the Savings Bank. The market value of the IMC shares owned was $0.1 million at December 31, 1998 and $11.6 million at December 31, 1997. The decrease in investments was primarily due to the sale of 558,400 shares of IMC stock and a decline in the market price of IMC stock from $11.875 on December 31, 1997 to $0.28 per share on December 31, 1998.

Premises and equipment increased by $1.0 million to $5.6 million at December 31, 1998. The primary reason for the 1998 increase was the acquisition of ConsumerOne Financial. At the date of acquisition, ConsumerOne's premises and equipment totaled $1.0 million, of which $0.6 million were capitalized leased assets.

Goodwill (net) increased by $3.8 million to $4.6 million at December 31, 1998. The 1998 increase is due to the acquisitions of Funding Center of Georgia and ConsumerOne Financial. The goodwill attributed to the Funding Center of Georgia acquisition was $0.7 million and the remaining increase of $3.2 million was goodwill attributed to the ConsumerOne Financial acquisition.

The Company had an income tax receivable of $2.0 million at December 31, 1998, which was the result of overpayment of second quarter estimated tax payments. At December 31, 1997 the Company had an income tax payable of $1.2 million.

The deferred tax asset was $3.3 million at December 31, 1998 compared to a deferred tax liability of $1.1 million at December 31, 1997. The change was the result of a decrease of $1.7 million in the deferred tax liability on securities.

Other assets increased by $1.5 million to $4.1 million at December 31, 1998. Accrued interest receivable increased $224,000 in 1998, which is the result of higher average loans held for sale. Also, prepaid assets increased by $270,000 in 1998. Prepaid assets include syndicated bank fees, insurance, taxes and rent. Broker fee receivable increased by approximately $350,000 in 1998 to $559,000. The Company's brokered loan origination's increased by 245.8% to $55.9 million in the final six months of 1998 compared to $16.2 million for the same period in 1997. The Company also began originating non-mortgage consumer loans in 1998 which attributed to a $246,000 increase in other assets. Also, the impound receivables increased by $374,000 to $480,000 in 1998. Impound receivables are receivables due the Company for force placed insurance, as well as legal fees incurred by the Company on accounts that are in bankruptcy or in the process of foreclosure.

Liabilities

Outstanding balances for the Companies revolving warehouse loans increased by $20.1 million to $72.5 million at December 31, 1998. The 38.2% increase in 1998 was primarily attributable to the increase in loans receivable and the $6.2 million balance on ConsumerOne Financial's warehouse at December 31, 1998.

The Company draws on its revolving warehouse lines of credit as needed to fund loan production. As of December 31, 1998, the Company had issued loan funding checks totaling $2.0 million which had not cleared the Company's checking account and for which the Company had not drawn funds from its warehouse lines. These checks cleared the Company's bank accounts in the first few business days of January 1999 and most were funded with cash on hand or new warehouse line draws.

The Savings Bank's deposits totaled $29.7 million at December 31, 1998, compared to $17.8 million at December 31, 1997. The Savings Bank substantially increased its deposits in 1998 in order to fund loans. Of the certificate accounts as of December 31, 1998, a total of $15.7 million was scheduled to mature in the twelve-month period ending December 31, 1999.

On December 16, 1997, the Savings Bank borrowed $1.0 million from the FHLB, and this amount was outstanding at December 31, 1997. The $1.0 million was paid off in 1998.

Promissory notes and certificates of indebtedness totaled $6.0 million at December 31, 1998, compared to $9.1 million at December 31, 1997. The reduction was caused by redemption of $3.0 million promissory note from a shareholder. The Company has utilized promissory notes and certificates of indebtedness to help fund its operations. These borrowings are subordinated to the Company's warehouse lines of credit. The promissory notes are loans from insiders (shareholders, directors, and employees) for periods of one to five years and interest rates between 8.00% and 10.25%, with a weighted-average rate of 9.59% at December 31, 1998. The certificates of indebtedness are uninsured deposits authorized for financial institutions like the Company, which have Virginia industrial loan association charters. The certificates of indebtedness are loans from Virginia residents for periods of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 9.46% at December 31, 1998. The Company is not currently soliciting new promissory notes or certificates of indebtedness. (See notes 11 and 12 of audited financial statements for maturity schedule for the promissory notes and certificates of indebtedness.)

Accrued and other liabilities increased by $1.9 million to $4.8 million at December 31, 1998. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The 67.7% increase in 1998 is primarily attributable to the acquisition of ConsumerOne Financial. Included in accrued and other liabilities is $520,000 of capitalized lease obligations and an investment payable of $1,575,000 due in three equal payments in 1999, 2000, and 2001. These payments are subject to reduction in the event of failure to meet agreed upon pre-tax profit targets each year.

Shareholders' Equity

Total shareholders' equity at December 31, 1998 was $19.3 million compared to $25.1 million at December 31, 1997. The $5.8 million decrease in 1998 was primarily due to the reduction of $6.8 million in the unrealized gain on securities. This reduction was offset by net income of $479,000. The Company issued common stock in the amount of $669,000 for the acquisition of 17% interest in Armada Residential Mortgage LLC. The Company also repurchased common stock in the amount of $113,000, which caused a reduction in shareholders' equity.

Liquidity and Capital Resources

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

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to the Company's ability to continue to originate loans. The Company has operated, and expects to continue to operate, on a negative cash flow basis due to the increased volume of loan originations. For the years ended December 31, 1998 and 1997, the Company used cash from operating activities of $31.8 million and $31.0 million, respectively. The net cash used from operating activities was primarily used to fund mortgage loan originations.

The Company finances its operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the years ended December 31, 1998 and 1997, the Company received cash from financing activities of $22.2 million and $38.7 million, respectively.

The Company's borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on Company office buildings, FHLB advances, subordinated debt and loan proceeds payable) at December 31, 1998 were 82.3%, compared to 74.5% of assets at December 31, 1997.

Warehouse and Other Credit Facilities

On December 10, 1997, the Company obtained a $100.0 million warehouse line of credit from a commercial bank syndicate. The syndicate's lead bank is Chase Bank of Texas. Other banks in the syndicate are BankBoston, National City Bank, Comerica Bank and Compass Bank. The line is secured by loans originated by the Company and bears interest at a rate of 1.5% over the one-month LIBOR rate. This line of credit replaced three existing lines of credit. The line expires on December 31, 1999 and is subject to renewal. The Company may receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. As of December 31, 1998, $59.3 million was outstanding under this facility.

Also on December 10, 1997, the Company obtained a $25.0 million seasoned loan line of credit from certain members of the commercial bank syndicate. This line is secured by loans originated by the Company. The seasoned loan line of credit bears interest at a rate of 2.5% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans. There is not a time limit as to the number of days from origination for the loans pledged to secure this line of credit. As of December 31, 1998, $7.1 million was outstanding under this facility.

At December 31, 1998, Consumer One the Michigan based mortgage company acquired by Approved had an existing warehouse credit agreement with a California corporation. The line of credit commenced on June 10, 1998 and terminates one year from the commencement date. The maximum, credit availability is $10 million. This line is collaterized by mortgage loans originated by ConsumerOne company and bears interest at a rate of prime plus 1.75%. As of December 31, 1998, $6.2 million was outstanding under this facility. During February 1999, the Company paid off this line of credit.

Whole Loan Sale Program

The Company's most important capital resource for generating cash to fund new loans and for making payments on its warehouse facilities has been its ability to sell its loans in the secondary market. The market value of the Company's loans is dependent on a number of factors, including loan delinquency rates, the term and current age of the loan, the interest rate and loan to value ratio, whether or not the loan has a prepayment penalty, the credit grade of the loan, the credit score of the borrower, the geographic location of the real estate, the type of property, general economic and market conditions, market interest rates and governmental regulations. Adverse changes in these conditions may affect the Company's ability to sell loans in the secondary market for acceptable prices. The ability to sell loans in the secondary market is essential to the continuation of the Company's loan origination operations.

Other Capital Resources

The Savings Bank's deposits totaled $29.7 million at December 31, 1998, compared to $17.8 million at December 31, 1997. The Savings Bank substantially increased its deposits in 1998 in order to fund loans. The Savings Bank currently utilizes funds from the deposits and a line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans.

The Company has utilized promissory notes and certificates of indebtedness to help funds its operations. Promissory notes and certificates of indebtedness totaled $6.0 million at December 31, 1998, compared to $9.1 million at December 31, 1997. These borrowings are subordinated to the Company's warehouse lines of credit. The Company is not currently soliciting new promissory notes or certificates of indebtedness. (See notes 11 and 12 of audited financial statements for maturity schedule for the promissory notes and certificates of indebtedness.)

The Company had cash and cash equivalents of $6.3 million at December 31, 1998. The Company has sufficient cash resources to fund its operations at current levels through the end of 1999. However, loan origination volume is expected to continue to grow in 1999, and management anticipates that it will need additional capital to fund this growth and to continue its expansion. New debt financing, equity financing, and lines of credit will be evaluated with consideration for maximizing shareholder value. Management expects that the Company and the industry will be challenged by continued competition and rising delinquencies.

Savings Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or savings banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to savings and borrowings, which can be withdrawn and are due in one year or less is 5.0%. Penalties are assessed for noncompliance. In 1998 and 1997, the Savings Bank maintained liquidity in excess of the required amount, and management anticipates that it will continue to do so.

Savings Bank Regulatory Capital

At December 31, 1998, the Savings Bank's book value under generally accepted accounting principles ("GAAP") was $5.1 million. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of December 31, 1998, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Savings Bank's GAAP capital to regulatory capital:

                                               Tangible     Core      Risk-Based
(In thousands)                                  Capital    Capital      Capital
                                                -------    -------      -------
GAAP capital                                   $ 5,058     $ 5,058     $ 5,058
Add:  unrealized loss on securities                 15          15          15
Nonallowable asset:  goodwill                     (116)       (116)       (116)
Additional capital item:  general allowance         --          --         276
                                               -------     -------     -------
Regulatory capital - computed                    4,957       4,957       5,233
Minimum capital requirement                        578       1,157       2,166
                                               -------     -------     -------

Excess regulatory capital                      $ 4,379     $ 3,800     $ 3,067
                                               =======     =======     =======

Ratios:
     Regulatory capital - computed               12.86%      12.86%      19.33%
     Minimum capital requirement                  1.50        4.00        8.00
                                               -------     -------     -------
Excess regulatory capital                        11.36%       8.86%      11.33%
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

Effective January 1, 1998 the Company adopted SFAS No 130, "Reporting Comprehensive Income". The new statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the statement of financial condition. The only item the Company has in Comprehensive Income for the year ended December 31, 1998 is an unrealized holding gain or loss on securities, net of deferred taxes.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued, effective for fiscal years beginning after December 15, 1997. The new statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement does not have any material impact on the financial statements.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, effective for fiscal years beginning after June 15, 1999. This statement establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contract, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivative as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or foreign-currency-denominated forecasted transaction. The company is currently evaluating the effect this statement will have on the financial statements.

In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued, effective for the first fiscal quarter beginning after December 15, 1998. The new statement requires that after an entity that engaged in mortgage banking activities has securitized mortgage loans that it held for sale, it must classify the resulting retained mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. Any retained mortgage-backed securities that are committed for sale before or during the securitization process must be classified as trading. This statement does not have any impact on the Company's financial statements since the Company has never securitized loans.

Hedging Activities

The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. In addition, certain loans must be "seasoned" for periods of six to twelve months before they can be sold. The majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale, the Company in certain cases will enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. Prior to entering into a hedge transaction, the Company performs an analysis of its loans, taking into account such factors as interest rates and maturities, to determine the proportion of contracts to sell so that the risk value of the loans will be most effectively hedged. The Company in 1997 used one of the commercial banks in its syndicated bank group to arrange hedge contracts. The Company had no hedge contracts outstanding at December 31, 1998.

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

Profitability may be directly affected by the level and fluctuation of interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate and purchase loans and affect the mix of first and junior lien mortgage loan products. Generally, first mortgage production increases relative to junior lien mortgage production in response to low interest rates and junior lien mortgage loan production increases relative to first mortgage loan production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's future loan servicing portfolio by increasing the level of loan prepayments and it may also affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities. Additionally, to the extent servicing rights and interest-only and residual classes of certificates are capitalized on the Company's books from future loan sales through securitization, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely affecting earnings. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow the Company to increase the value of interest-only and residual certificates, which could have a favorable effect on the Company's results of operations and financial condition.

YEAR 2000 ISSUES

        The Year 2000 issue relates to the way computer systems and programs define and handle calendar issues. Non-compliant systems could fail or make miscalculations due to interpretations of dates that fall past the millennium. For example, the year value "00" could be interpreted to mean the year "1900", rather than "2000". Other systems not normally thought of as computer related may also contain embedded hardware or software that may contain a date or time element. Approved, similar to other financial service institutions, is sensitive and subject to the potential impact of the Year 2000 issue.
        Approved initiated a Year 2000 project in late 1997 under the direction of a project leader, supervised by the Company's Board of Directors. Management has placed a high priority on Year 2000 issues, in recognition of the business risk inherent in non-compliance. The project is proceeding ahead of schedule, with expected completion by the end of first quarter 1999.

        PROJECT. The Approved Year 2000 project generally follows suggested OTS and FFIEC guidelines. The scope of the project includes: ensuring the compliance of all systems and applications of significance, operating systems and hardware of the Company's LAN and PC platforms; addressing issues related to other systems not normally thought of as computer related, and addressing the compliance of key business partners.
        There are five (5) phases of the project: Awareness, Assessment, Renovation, Validation and Implementation. During the Assessment phase, the Company determined to concentrate physical upgrades to those computers representing "current technologies". Older units may still be used in non-critical applications, but would be phased out and replaced before the Year 2000. The Assessment phase also identified several systems that are classified as "mission-critical" and represent the Company's core business of mortgage lending. Project efforts have focused on getting these systems to year 2000 compliance levels.
        Approved has no internally generated programmed software to correct, as substantially all of the software utilized by the Company is purchased or licensed from external providers. The Company is currently completing the Renovation phase of the project. Virtually all "mission-critical" applications and hardware have been upgraded to Year 2000 compliance release levels.
        In addition, the Company has contracted for a new Human Resource and Payroll system, which is certified by the vendor as being Year 2000 compliant. Installation of these systems occurred in the fourth quarter 1998, with full integration expected by the end of the first quarter 1999. All PC equipment located at corporate headquarters, including hardware BIOS, and software, have been upgraded to Year 2000 compliance release levels.
        The final portion of the Renovation phase consists of field upgrades of systems and software located in our branch offices, which was substantially complete as of December 31, 1998.
        The Company has initiated formal communications with significant outside vendors and business partners to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. Approved is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance.
        The majority of the Company's mission-critical systems are already certified by their respective vendors to being Year 2000 compliant. Certified compliant systems include mortgage loan origination and processing, closing, servicing, secondary marketing, and account systems. All named systems are installed at current release levels. One system used for Indirect Lending is not compliant. However, the vendor has scheduled replacement with a compliant version by the end of first quarter 1999.
        The majority of the Company's non-computer-related systems and equipment are currently Year 2000 compliant, based primarily upon verbal and written communication with vendors. Compilation of written documentation regarding this compliance is virtually complete.
        Validation of internal mission-critical applications has begun upon those applications certified by their vendors as being fully Year 2000 compliant. Validations of several of the Company's mission-critical systems have been completed. Approved Financial expects to meet the FFIEC milestone of having "internal testing of mission-critical systems substantially complete" by the end of the first quarter 1999.

        COSTS. The total cost associated with required modifications and testing to become Year 2000 compliant has been budgeted at $200,000, and is not considered material to the Company's financial position. Costs are expensed as incurred in the current period. This estimate does not include Approved Financial's potential share of Year 2000 costs that may be incurred by partnerships or ventures in which the company may participate but is not the operator.

        RISKS. The failure to correct a material Year 2000 problem could result in interruption in, or failure of certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial position.
        The Company's Year 2000 project has resulted in a significantly reduced level of uncertainty about the Company's mission-critical systems and software. The Company believes that the completion of the Year 2000 project as scheduled will vastly reduce the possibility of significant interruptions of normal business operations.
        Due to the general uncertainty inherent in the Year 2000 problem, resulting in part for the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Market Risk Management - Asset/Liability Management

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

The majority of the loans originated by the Company are sold through the Company's loan sale strategies in an attempt to limit its exposure to interest rate risk in addition to generating cash revenues. The Company sold during 1998 and 1997, approximately 78.5% and 90.0% of the total loans originated and funded in-house during the years ended December 31,1998 and 1997, respectively, and expects to sell the majority of its loan originations during the same twelve-month period in which they are funded by the Company in future periods. December 1998 loan production represented approximately 30% of the total unsold 1998 loans. The majority of these loans were sold in January 1999. As a result, loans are held on average for less than 12 months in the Company's portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at December 31, 1998, as anticipated, and is expected to remain negative in future periods. The Company has no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that the Company sells the majority of its loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

The Company's one-year gap was a negative 32.12% of total assets at December 31, 1998, as illustrated in the following table:


                                                          One Year        Two        Three to    More Than
                  Description                Total        Or Less        Years      Four Years   Four Years
----------------------------------------   ---------     ---------     ---------    ----------   ----------
Interest earning assets:
Loans receivable (1)                       $ 107,634     $  35,961     $   1,399     $   3,337    $  66,937
Cash and other
    Interest-earning assets                    9,634         9,634
                                           ---------     ---------     ---------     ---------    ---------

Interest-earning assets                      117,268        45,595         1,399         3,337       66,937

Allowance for loan losses                     (2,590)
Investment in IMC                                123
Premises and equipment, net                    5,579
Other                                         15,738
                                           ---------

Total assets                               $ 136,118
                                           =========

Interest-bearing liabilities:
Revolving warehouse lines                  $  72,546        72,546
FDIC - insured deposits                       29,728        15,749         7,742         3,667        2,570
Other interest-bearing
      liabilities                              7,252         1,015         1,574         2,082        2,581
                                           ---------     ---------     ---------     ---------    ---------

                                             109,526        89,310         9,316         5,749        5,151
                                                         =========     =========     =========    =========

Non-interest-bearing liabilities               7,325
                                           ---------
Total liabilities                            116,851
Shareholders' equity                          19,267
                                           ---------

Total liabilities and equity               $ 136,118
                                           =========


Maturity/repricing gap                                   $ (43,715)    $  (7,917)    $  (2,412)    $  61,786
                                                         =========     =========     =========    =========

Cumulative gap                                           $ (43,715)    $ (51,632)    $ (54,044)    $   7,742
                                                         =========     =========     =========    =========


As percent of total assets                                  (32.12)%      (37.93)%      (39.70)%       5.69%
                                                         =========     =========     =========    =========

Ratio of cumulative interest earning
   Assets to cumulative interest earning
    Liabilities                                                .51x          .48x          .48x        1.07x
                                                         =========     =========     =========    =========

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of the Company's market risks are the gap table on page 71. The gap table shows that the Company's one-year gap was a negative 32.1% of total assets at December 31, 1998. The Company originates fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of December 31, 1998, 62.3% of the principal on the loans was expected to be received more than four years from that date. However, the Company's activities are financed with short-term loans and credit lines, 81.5% of which reprice within one year of December 31, 1998. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate loans that it originates. If the Company's ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, the Company could be subject to substantial interest rate risk.

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

Asset Quality

The following table summarizes all of the Company's delinquent loans at December 31, 1998, 1997, and 1996:

(in thousands)

                                                                 1998        1997        1996
                                                               --------    --------    --------
Delinquent 31 to 60 days                                       $    697    $    866    $  1,519
Delinquent 61 to 90 days                                          1,115       1,124         390
Delinquent 91 to 120 days                                         1,460         970         363
Delinquent 121 days or more                                       2,658       1,567         794
                                                               --------    --------    --------

Total delinquent loans (1)                                     $  5,930    $  4,527    $  3,042
                                                               ========    ========    ========

Total loans receivable outstanding, gross of the
allowance for loan losses, net of unearned loan fees (1)       $107,634    $ 82,383    $ 46,347
                                                               ========    ========    ========

Delinquent loans as a percentage of total loans outstanding:
Delinquent 31 to 60 days                                           0.65%       1.05%       3.28%
Delinquent 61 to 90 days                                           1.04        1.36        0.84
Delinquent 91 to 120 days                                          1.36        1.19        0.78
Delinquent 121 days or more                                        2.46        1.90        1.71
                                                               --------    --------    --------

Total delinquent loans as a percentage
   of total loans outstanding                                      5.51%       5.50%       6.61%
                                                               ========    ========    ========


----------
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 31 days or more past due. Interest on loans held for investment by the Savings Bank is accrued until the loans become 90 days or more past due. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $212,000, $154,000, and $91,000 in 1998, 1997, and 1996,
respectively.

                     ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


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



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        None.

                                    PART III


                   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS


DIRECTORS AND EXECUTIVE OFFICERS

        The directors and executive officers of the Company are as follows:

                                                         Position(s) and Offices Presently
                  Name                       Age                Held with the Company
                  ----                       ---                ---------------------

        Allen D. Wykle                        52     Chairman of the Board, President
                                                     and Chief Executive  Officer,  and member
                                                     of Executive and Compensation Committees
        Leon H. Perlin                        71     Director,   member   of  the   Executive,
                                                     Audit, Compensation and Option Committees
        Oscar S. Warner                       82     Director,    member    of   the    Audit,
                                                     Compensation and Option Committees
        Arthur Peregoff                       80     Director
        Stanley W. Broaddus                   49     Director,  Vice  President and Secretary,
                                                     and member of the Executive Committee
        Robert M. Salter                      51     Director,  member of the Compensation and
                                                     Option Committees
        Jean S. Schwindt                      43     Director, Executive Vice President and
                                                     member of the Executive and Audit Committees
        Neil W. Phelan                        41     Director, Executive Vice President
        Barry C. Diggins                      35     Director,  Executive Vice President
        Gregory J.Witherspoon                 52     Director,    Chairman    of   the   Audit
                                                     Committee
        Eric S. Yeakel                        34     Chief Financial Officer and Treasurer
        Gregory W. Gleason                    46     President, Approved Federal Savings Bank


In addition to the foregoing, information regarding directors and executive officers appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 14, 1999 and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

        Information regarding executive compensation appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 14, 1999 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT


        Information regarding security ownership of certain beneficial owners and management appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 14, 1999 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 14, 1999 and is incorporated herein by reference.

                                           PART IV


                      ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                                   AND REPORTS ON FORM 8-K


AUDITED FINANCIAL STATEMENTS

     The following 1998 Consolidated Financial Statements of Approved Financial Corp. and Subsidiaries are included:

        - Report of Independent Public Accountants.................... 3
        - Consolidated Balance Sheets................................. 4
        - Consolidated Statements of Income and Comprehensive
               Income (Loss).......................................... 5
        - Consolidated Statements of Shareholders' Equity ............ 6
        - Consolidated Statements of Cash Flows .....................7 - 8
        - Notes to Consolidated Financial Statements.................9 - 35
        - Stock Price and Dividend Information........................36
        - Consolidating Balance Sheet.................................37
        - Consolidating Income Statement..............................38

EXHIBIT INDEX

Exhibit
Number                                         Description


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

    10.13      Employment Agreement between the Company and Barry C. Diggins dated February 1999

    10.14      Purchase Agreement between the Company and MOFC, Inc.

    10.15      Agreement between United Mortgagee Inc. and Approved Federal Savings Bank

    10.16      Option Agreement between the Company and Allen D. Wykle

    10.17      Option Agreement between the Company and Jean S. Schwindt

    10.18      Option Agreement between the Company and Barry C. Diggins

    10.19      Option Agreement between the Company and Neil W. Phelan

    10.20      Option Agreement between the Company and  Stanley Broaddus

    10.21      Option Agreement between the Company and  Gregory Gleason

    10.22      Amendment to Stock Appreciation Rights Agreement with Jean S. Schwindt

    10.23      Employment Agreement between the Company and Jean S. Schwindt dated February 1999

    10.24      Employment Agreement between the Company and Eric S. Yeakel dated February 1999

    10.25      Employment Agreement between MOFC Inc. and Keith Lewis dated December 15, 1998

    10.26      Option Agreement between the Company and Eric Yeakel

    21         Subsidiaries of the Company  (Appendix N)

    27         Financial Data Schedule


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APPROVED FINANCIAL CORP.
                                            (Registrant)


Date: March 31, 1999                By:       /s/ Eric S. Yeakel
                                        -----------------------------------
                                             Eric S. Yeakel
                                             Treasurer and
                                             Chief Financial Officer


Date: March 31, 1999                By:       /s/ Allen D. Wykle
                                        ---------------------------------
                                              Allen D. Wykle
                                              Chairman of the Board of Directors
                                              President, and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 1999                By:       /s/ Eric S. Yeakel
                                        -----------------------------------
                                              Eric S. Yeakel
                                              Treasurer and
                                              Chief Financial Officer

Date: March 31, 1999                By:       /s/ Allen D. Wykle
                                        ---------------------------------
                                               Allen D. Wykle
                                              Chairman of the Board of Directors
                                              President,  and  Chief Executive
Officer

Date: March 31, 1999                By:       /s/ Leon H. Perlin
                                        -----------------------------------
                                              Leon H. Perlin
                                              Director

Date: March 31, 1999                By:       /s/ Jean S. Schwindt
                                        -----------------------------------
                                              Jean S. Schwindt
                                              Director and
                                              Executive Vice President

Date: March 31, 1999                By:       /s/ Barry C. Diggins
                                        ------------------------------------
                                              Barry C. Diggins
                                              Director and
                                              Executive Vice President

Date: March 31, 1999                By:       /s/ Neil W. Phelan
                                        ----------------------------------
                                              Neil W. Phelan
                                              Director and
                                              Executive Vice President

Date: March 31, 1999                By:       /s/ Stanley W. Broaddus
                                        --------------------------------
                                              Stanley W. Broaddus
                                              Director, Vice President
                                              and Secretary

Date: March 31, 1999                By:       /s/ Robert M. Salter
                                        -----------------------------------
                                              Robert M. Slater
                                              Director

Date: March 31, 1999                By:       /s/ Oscar S. Warner
                                        -----------------------------------
                                              Oscar S. Warner
                                              Director

Date: March 31, 1999                By:       /s/ Arthur Peregoff
                                        -----------------------------------
                                              Arthur Peregoff
                                              Director

Date: March 31, 1999                By:       /s/ Gregory Witherspoon
                                        -----------------------------------
                                              Gregory Witherspoon
                                              Director

                            APPROVED FINANCIAL CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

CONTENTS

                                                                          Pages
                                                                          -----


Report of Independent Accountants ......................................      3

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1998 and 1997 .......      4

    Consolidated Statements of Income and Comprehensive Income (Loss)
         for the years ended  December 31, 1998, 1997 and 1996 .........      5

    Consolidated Statements of Shareholders' Equity for the years
         ended December 31, 1998, 1997 and 1996 ........................      6

    Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996 ..............................  7 - 8

    Notes to Consolidated Financial Statements ......................... 9 - 35

    Consolidating Balance Sheet as of December 31, 1998 ................     36

    Consolidating Statements of Income for the year ended
         December 31, 1998 .............................................     37

Report of Independent Accountants



To the Board of Directors of
Approved Financial Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income (loss), shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Approved Financial Corp. and Subsidiaries (the "Company") at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




Virginia Beach, Virginia
March 3, 1999

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997
(Dollars in thousands, except per share amounts)

                                  ASSETS                       1998       1997
                                                             --------   --------
     Cash                                                    $  6,269   $ 11,869
     Mortgage loans held for sale, net                        105,044     80,696
     Real estate owned, net                                     1,707      2,367
     Investments                                                3,472     15,201
     Income taxes receivable                                    2,023         --
     Deferred tax asset                                         3,330         --
     Premises and equipment, net                                5,579      4,530
     Goodwill, net                                              4,554        775
     Other assets                                               4,140      2,687
                                                             --------   --------

      Total assets                                           $136,118   $118,125
                                                             ========   ========

                             LIABILITIES AND EQUITY

Liabilities:
     Revolving warehouse loan                                $ 72,546   $ 52,488
     FHLB bank advances                                            --      1,000
     Deferred tax liability                                        --      1,109
     Mortgage payable                                           1,210      1,216
     Notes payable-related parties                              3,628      6,684
     Certificate of indebtedness                                2,414      2,396
     Certificates of deposits                                  29,728     17,815
     Loan proceeds payable                                      2,565      6,364
     Accrued and other liabilities                              4,760      2,837
     Income taxes payable                                          --      1,161
                                                             --------   --------

     Total liabilities                                       $116,851   $ 93,070
                                                             --------   --------

Shareholders' equity:
     Preferred stock series A, $10 par value;                $      1   $      1
       Noncumulative, voting:
          Authorized shares - 100
           Issued and outstanding shares - 90
     Common stock, par value - $1.00 in 1998 and 1997:          5,482      5,395
          Authorized shares - 40,000,000
           Issued and outstanding shares - 5,482,114
           In 1998 and 5,395,408 in 1997
      Accumulated other comprehensive income                       30      6,854
      Additional paid in capital                                  552         --
      Retained earnings                                        13,202     12,805
                                                             --------   --------

      Total equity                                             19,267     25,055
                                                             --------   --------

        Total liabilities and equity                         $136,118   $118,125
                                                             ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) for the years ended December 31, 1998, 1997, and 1996 (Dollars in thousands, except share and per share amounts)

                                                             1998        1997        1996
                                                           --------    --------    --------
Revenue:
     Gain on sale of loans                                 $ 29,703    $ 33,501    $ 17,955
     Interest income                                         10,308      10,935       4,520
     Income from limited partnership                             --          --         480
     Gain on sale of securities                               1,750       2,796          --
     Other fees and income                                    7,042       4,934       1,927
                                                           --------    --------    --------
                                                             48,803      52,166      24,882
                                                           --------    --------    --------

Expenses:
     Compensation and related                                23,397      18,535       8,017
     General and administrative                              11,713      10,205       6,680
     Loan production expense                                  3,593       1,895         173
     Interest expense                                         6,252       6,157       3,121
     Provision for loan and foreclosed property losses        2,896       1,676       1,308
                                                           --------    --------    --------
                                                             47,851      38,468      19,299
                                                           --------    --------    --------

          Income before income taxes                            952      13,698       5,583

Provision for income taxes                                      473       5,638       2,259
                                                           --------    --------    --------

          Net income                                            479       8,060       3,324

Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gain/(loss) arising during period     (6,824)     (4,547)     11,401
                                                           --------    --------    --------

Comprehensive (loss)/income                                $ (6,345)   $  3,513    $ 14,725
                                                           ========    ========    ========

Net income per share:
          Basic                                            $   0.09    $   1.52    $   0.67
                                                           ========    ========    ========

          Diluted                                          $   0.09    $   1.51    $   0.63
                                                           ========    ========    ========

Weighted average number of shares outstanding:
          Basic                                               5,465       5,310       4,964
                                                           ========    ========    ========

          Diluted                                             5,511       5,346       5,281
                                                           ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1998, 1997, and 1996 (Dollars in thousands)


                                       Preferred Stock                                           Accumulated
                                           Series A             Common Stock        Additional     Other
                                   ----------------------  ----------------------     Paid In   Comprehensive  Retained
                                     Shares       Amount     Shares       Amount      Capital      Income      Earnings     Total
                                   ----------    --------  ----------    --------    --------     --------     --------   --------

Balance at December 31, 1995               90    $      1     606,680    $    607    $  1,142     $      0     $  4,486   $  6,236

   Net income                                                                                                     3,324      3,324
   Reissuance of common stock                                  22,000          22         336                        82        440
   2:1 Stock split                                            628,680                                                            0
   2:1 Stock split                                          1,257,360                                                            0
   Exercise of warrants                                         4,648           1           7                                    8
   Dividends on common stock                                                                                       (200)      (200)
   Unrealized gain on investments                                                                   11,401                  11,401
     available for sale, net of tax
                                     --------    --------  ----------    --------    --------     --------     --------   --------

Balance at December 31, 1996               90    $      1   2,519,368    $    630    $  1,485     $ 11,401     $  7,692   $ 21,209

   Net income                                                                                                     8,060      8,060
   Redemption of warrants                                     176,836          44         288                                  332
   Change par value of stock                                                2,022      (1,773)                     (249)         0
   Issuance of common stock                                     1,500           1                                                1
   Stock dividend                                           2,697,704       2,698                                (2,698)         0
   Unrealized gain on investments                                                                   (4,547)                 (4,547)
     available for sale, net of tax
                                     --------    --------  ----------    --------    --------     --------     --------   --------

Balance at December 31, 1997               90    $      1   5,395,408    $  5,395    $      0     $  6,854     $ 12,805   $ 25,055

   Net income                                                                                                       479        479
   Issuance of common stock                                   116,706         117         552                                  669
   Repurchase common stock                                    (30,000)        (30)                                  (82)      (112)
   Unrealized loss on investments                                                                   (6,824)                 (6,824)
     available for sale, net of tax
                                     --------    --------  ----------    --------    --------     --------     --------   --------

Balance at December 31, 1998               90    $      1   5,482,114    $  5,482    $    552     $     30     $ 13,202   $ 19,267
                                     ========    ========  ==========    ========    ========     ========     ========   ========

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1998, 1997 and 1996
(In thousands)

                                                           1998         1997        1996
                                                        ---------    ---------    ---------
Operating activities
     Net income                                         $     479    $   8,060    $   3,324
     Adjustments to reconcile net income
        to net cash used in operating activities:
          Depreciation of premises and equipment              750          609          133
          Amortization of goodwill                            395           --           --
          Provision for loan losses                         3,064        1,534        1,145
          Provision for losses on real estate owned          (168)         142          163
          (Gain) on sale of securities                     (1,750)      (2,796)          --
          Loss on sale of real estate owned                   660          654          192
          (Gain) on sale of loans                         (29,703)     (32,696)     (17,954)
          Income from limited partnership                      --           --         (480)
          Proceeds from sale and prepayments of loans     434,682      479,317      258,335
          Change in unearned loan fees                        909           --           --
          Change in deferred loan costs                      (263)          --           --
          Change in deferred hedging loss                      91           --           --
          Loans held for sale in originations            (430,363)    (490,579)    (258,826)
          Changes in assets and liabilities:
            Loan sale receivable                              (28)          --           --
            Other assets                                   (2,931)        (882)        (545)
            Accrued and other liabilities                    (709)       6,773         (110)
            Income tax payable                             (3,184)         177          443
            Deferred tax asset                                112       (1,325)        (888)
            Loan proceeds payable                          (3,799)          --           --
                                                        ---------    ---------    ---------

Net cash used in operating activities                     (31,756)     (31,012)     (15,068)


Cash flows from investing activities:
     Purchase of securities                                    --       (4,304)      (1,000)
     Sales of securities                                    1,844        4,458           --
     Sales of ARM fund shares                               4,957           --           --
     Distribution from limited partnership                     --           --        1,098
     Purchase of premises and equipment                    (1,036)      (3,113)        (946)
     Sales of premises and equipment                           29          199           --
     Sales of real estate owned                             4,440        3,735        1,501
     Real estate owned capital improvements                  (343)          --           --
     Recoveries on loans charged off                          162          182           28
     Purchases of ARM fund shares                          (4,563)          --           --
     Purchases of FHLB stock                                  (96)          --           --
     Net cash paid for acquisitions                        (1,395)        (382)        (244)
                                                        ---------    ---------    ---------

Net cash provided by investing activities                   3,999          775          437

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued for the years ended December 31, 1998, 1997 and 1996 (In thousands)


                                                                  1998         1997         1996
                                                               ---------    ---------    ---------
Cash flows from financing activities:
     Borrowings - warehouse                                    $ 380,182    $ 471,717    $ 262,854
     Repayments of borrowings - warehouse                       (365,705)    (451,259)    (248,243)
     (Repayments of) proceeds from FHLB advances                  (1,000)       1,000           --
     Proceeds from mortgage loan payables                             --          800           --
     Principal payments on mortgages payable                         (83)         (62)         (46)
     Net increase (decrease) in:
       Notes payable                                              (3,056)        (155)       1,966
       Certificates of indebtedness                                   18           53          311
       Certificates of deposit                                    11,914       16,238          197
     Redemption of common stock warrants                              --          332            8
     Redemption of common stock                                     (113)          --           --
     Common stock shares issued                                       --            2          440
     Cash dividends paid                                              --           --         (200)
                                                               ---------    ---------    ---------

Net cash provided by financing activities                         22,157       38,666       17,287
                                                               ---------    ---------    ---------

Net (decrease) increase in cash                                   (5,600)       8,429        2,656

Cash at beginning of year                                         11,869        3,440          784
                                                               ---------    ---------    ---------

       Cash at end of year                                     $   6,269    $  11,869    $   3,440
                                                               =========    =========    =========


Supplemental cash flow information:
     Cash paid for interest                                    $   6,231    $   5,991    $   3,070
     Cash paid for income taxes                                    3,546        5,461        2,880

Supplemental non-cash information:
     Loan balances transferred to real estate owned            $   3,930    $   4,641    $   3,245
     Exchange of stock for acquisition of Armada Residential
       Mortgage LLC                                                  669           --           --
     Conversion of and recognition of unrealized gains of
       Partnership interest to common stock                                                 19,001
     Accounts payable incurred in exchange for goodwill in
        connection with the Consumer One acquisition               1,575


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 1. Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") engage in the consumer finance business of originating, servicing and selling home equity loans secured primarily by first and second liens on one-to-four family residential properties. Approved has three wholly-owned subsidiaries. Approved Residential Mortgage, Inc. ("ARMI") had broker operations in nine states, and twenty-four retail operations in ten states at the end of 1998. Approved Federal Savings Bank (the "Savings Bank") is a federally chartered thrift institution. The Savings Bank has a wholly-owned subsidiary operating as a title insurance agency. The Savings Bank had broker operations in two states and two retail offices in Virginia. Mortgage One Financial Corporation d/b/a ConsumerOne Financial ("ConsumerOne") had three retail offices in two states at the end of 1998.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997 and 1996

Note 1. Organization and Summary of Significant Accounting Policies, continued:

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

Securities: All investment securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income in shareholders' equity.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997 and 1996

Note 1. Organization and Summary of Significant Accounting Policies, continued:

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

Earnings per share: Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." The new statement requires that "basic earnings per share" be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted earnings per share" reflects the effect of all dilutive potential common shares such as stock options and warrants and convertible securities. "Basic earnings per share" and "diluted earnings per share" replaced "primary earnings per share" and "fully diluted earnings per share," respectively, as described under APB Opinion No. 15, and are reported on the income statement.

The Company declared two-for-one stock splits effective August 30, 1996, December 16, 1996 and a 100% stock dividend effective November 21, 1997. The share and per share figures in this report have been adjusted to reflect these splits.

New accounting pronouncements: Effective January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The new statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the statement of financial condition. The only item the Company has in Comprehensive Income is an unrealized holding gain or loss on securities, net of deferred taxes.

In June 1994, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued, effective for fiscal years beginning after December 15, 1997. The new statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement does not have any material impact on the financial statements.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, effective for fiscal year ends beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997 and 1996

Note 1. Organization and Summary of Significant Accounting Policies, continued:

New accounting pronouncements (cont.): recognize all derivative as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company is currently evaluating the effect this statement will have on the financial statements.

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

Reclassifications: Certain reclassifications have been made to amounts previously reported in 1997 and 1996 to conform with the 1998 presentation.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 2.  Securities:

The cost basis and fair value of the Company's securities at December 31, 1998 and 1997 are as follows (in thousands):

                                                 1998                1997
                                           -----------------   -----------------
                                            Cost      Fair      Cost      Fair
                                            Basis     Value     Basis     Value
                                           -------   -------   -------   -------
IMC Mortgage Company common stock          $    73   $   123   $   162   $11,585
Adjustable rate mortgage mutual fund         3,219     3,203     3,569     3,566
FHLB stock                                     146       146        50        50
                                           -------   -------   -------   -------

                                           $ 3,438   $ 3,472   $ 3,781   $15,201
                                           =======   =======   =======   =======


The Company's investment in IMC Mortgage Company ("IMC") common stock had gross unrealized gains of $50,000 and $11,423,000 at December 31, 1998 and 1997, respectively. The Company's investment in the adjustable rate mortgage mutual fund had unrealized losses of $15,000 and $2,000 at December 31, 1998 and 1997, respectively.

The Company was an original limited partner in Industry Mortgage Company, L.P. (the "IMC Partnership"), a non-conforming residential mortgage company based in Tampa, Florida. The Company's initial ownership interest represented approximately 9.09% of the IMC partnership and was accounted for under the equity method of accounting. Therefore, the Company recognized the portion of the IMC Partnership's net income equal to its ownership percentage in the IMC Partnership. In 1996, the Company recognized income of $480,000, from the IMC Partnership.

The IMC Partnership converted to a corporation, IMC, immediately before its initial public offering on June 24, 1996. The limited partners received common stock of IMC in exchange for their IMC Partnership interests as of June 24, 1996. The Company was issued 1,199,768 shares of IMC common stock at that time. Following the partnership's conversion to corporate form, the Company's investment in IMC is accounted for as an investment security available for sale under SFAS No. 115. As of December 31, 1998, the Company owned 435,634 shares of IMC stock. The Company's stock position represented approximately 1.3% of IMC's outstanding stock at that date. During 1998, the Company sold 558,400 shares of IMC stock for $1.9 million which resulted in a pre-tax gain of $1.8 million. During 1997, the Company sold 233,241 shares of IMC stock for $3.7 million which resulted in a pre-tax gain of $2.8 million. The Company also received 27,507 shares of IMC common stock as an incentive award relating to the volume of loans sold by the Company to IMC. All of the share figures above reflect a two-for-one split of IMC shares on February 13, 1997.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997 and 1996

Note 2. Securities, continued:

Shares of IMC common stock are traded on the NASDAQ National Exchange under the trading symbol "IMCC." However, the shares received by the Company have not been registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933. Sales of IMC stock by the Company are subject to SEC Rule 144.


Note 3. Mortgage Loans Held for Sale:

The Company owns first and second mortgages which are being held as inventory for future sale. The loans are carried at the lower of cost or market. These mortgage loans have been pledged as collateral for the warehouse financing. Loans at December 31, 1998 and 1997 were as follows (in thousands):

                                                          1998           1997
                                                        ---------     ---------
Mortgage loans held for sale                            $ 109,500     $  83,512
Net deferred origination fees and hedging costs            (1,866)       (1,129)
Allowance for loan losses                                  (2,590)       (1,687)
                                                        ---------     ---------
Total mortgage loans, net                               $ 105,044     $  80,696
                                                        =========     =========


As of December 31, 1998, 1997 and 1996, the recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled, $4,119,000, $2,500,000, and $1,200,000 respectively. The average recorded investment in impaired loans for the years ended December 31, 1998 1997, and 1996 was $2,603,000, $780,000 and $64,000, respectively. Interest income recognized related to these loans was $86,000, $94,000 and $13,000 during 1998, 1997 and 1996, respectively. Due to the homogenous nature and collateral for these loans, there is no corresponding valuation allowance.

Nonaccrual loans were $5,930,000 and $4,511,000 at December 31, 1998 and 1997, respectively. The amount of additional interest that would have been recorded had these loans not been placed on nonaccrual status was approximately $212,000, $154,000, and $91,000 in 1998, 1997 and 1996, respectively.

As of December 31, 1997, the Company had one open interest rate hedge position with a notional amount of $15,000,000 under a contract which expired March 2, 1998. The Company had a deferred loss of $91,000 at December 31, 1997 related to this hedge position. The Company did not have an open interest rate hedge position at December 31, 1998.

The Company sold to IMC Mortgage Company 1,942 loans in 1998, 3,791 loans in 1997 and 1,536 loans in 1996, totaling $118,009,000, $235,228,000, and
$100,095,000 and recognized gains on the sale of these loans of $7,444,000, $16,153,000, and $6,648,000 during the years ended December 31, 1998, 1997 and
1996, respectively. The Company has not sold any loans to IMC Mortgage Company since September 1998.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997,and 1996

Note 3. Mortgage Loans Held for Sale, continued:

Changes in the allowance for loan losses for the years ended December 31, 1998, 1997, and 1996 were (in thousands):

                                              1998          1997          1996
                                            -------       -------       -------
Balance at beginning of year                $ 1,687       $   924       $   594
Acquisitions                                     49             0            20
Charge-offs                                  (2,372)         (953)         (863)
Recoveries                                      162           182            28
Provision                                     3,064         1,534         1,145
                                            -------       -------       -------

     Balance at end of year                 $ 2,590       $ 1,687       $   924
                                            =======       =======       =======


Note 4. Real Estate Owned:

Real estate owned is valued at the lower of cost or fair market value, net of estimated disposal costs.

Changes in the real estate owned valuation allowance for the years ended December 31, 1998, 1997, and 1996 were (in thousands):

                                                  1998         1997        1996
                                                  -----        -----       -----
Balance at beginning of year                      $ 671        $ 529       $ 366
Provision                                          (168)         142         163
                                                  -----        -----       -----

     Balance at end of year                       $ 503        $ 671       $ 529
                                                  =====        =====       =====

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996


Note 5. Premises and Equipment:

Premises and equipment at December 31, 1998 and 1997 were summarized as follows (in thousands):

                                                            1998           1997
                                                           ------         ------
Land                                                       $  240         $  240
Building & Improvements                                     2,513          2,101
Office Equipment & Furniture                                2,303          1,465
Computer Software/Equipment                                 2,346          1,613
Vehicles                                                      235            225
                                                           ------         ------

                                                            7,637          5,644
Less accumulated depreciation                               2,058          1,114
                                                           ------         ------

     Premises and equipment, net                           $5,579         $4,530
                                                           ======         ======


The Company has several capital leases for computer and other equipment included in the premises and equipment table above. See Note 6 for further discussion on capital leases.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 6. Capital Leases:

Capital leases at December 31, 1998 and 1997 consist of the following (in thousands):

                                                             1998        1997
                                                             -----       -----
Computer equipment                                           $ 322          --
Furniture & equipment                                          302          --
Less:
      Accumulated amortization                                (116)         --
                                                             -----       -----

                                                             $ 508          --
                                                             =====       =====

Amortization expense for the years ended December 31, 1998 and 1997 approximated $116,000 and $0 respectively.

Future minimum rental commitments, including the bargain purchase option exercisable at the end of the lease terms and the present value of the net minimum lease payments as of December 31, 1998 are as follows (in thousands):

                              1999                                          $230
                              2000                                           230
                              2001                                           120
                              2002                                            30
                                                                            ----

                                                                             610

Less - amount representing interest                                           94
                                                                            ----

Present value of net minimum lease payments                                 $516
                                                                            ====


The Company has the option to purchase these assets at an established price at the end of the lease terms. The Company recognized approximately $36,000 and $0 of interest expense related to the lease obligations for the years ended December 31, 1998 and 1997, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996


Note 7. Leases

The Company leases some of its office facilities and equipment under operating leases which expire at various times through 2003. Lease expense was $1.4 million, $1.0 million, and $0.3 million in 1998, 1997, and 1996, respectively. Total minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 1998 were as follows:

                              1999                                        $1,669
                              2000                                           891
                              2001                                           492
                              2002                                           330
                              2003                                           144
                                                                          ------

                                                                          $3,526
                                                                          ======

Note 8. Revolving Warehouse Facilities:

Amounts outstanding under revolving warehouse facilities at December 31, 1998 and 1997 were as follows (in thousands):

                                                             1998         1997
                                                           --------     --------
Syndicated warehouse facility with commercial bank
collateralized by mortgages/deeds of trust; expires December 31, 1999, with interest at 1.50% over applicable LIBOR rate (5.54581% at December
31, 1998); total credit available $100 million.            $ 59,261     $ 46,734

Syndicated seasoned loan line of credit with commercial banks collateralized by mortgages/deeds of trust; expires December 31, 1999, with interest at 2.50% over applicable LIBOR rate (5.54581% at December 31, 1998); total credit available
$25 million.                                                  7,076        5,754

Subsidiaries warehouse facility with investor collateralized by mortgages/deeds of trust; expires June 10, 1999 with interest at 1.75% over applicable prime rate (7.750% at December 31,
1998); total credit available $10 million.                    6,209          -0-
                                                           --------     --------

                                                           $ 72,546     $ 52,488
                                                           ========     ========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 8. Revolving Warehouse Facilities, continued:

On December 10, 1997, the Company obtained a $100,000,000 warehouse line of credit from a commercial bank syndicate. The line is collateralized by loans originated by the Company and bears interest at a rate of 1.50% over the one-month LIBOR rate. This line of credit replaced three existing lines of credit. The line expires on December 31, 1999 and is subject to renewal. The Company may receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. Also on December 10, 1997, the Company obtained a $25,000,000 seasoned loan line of credit from a commercial bank syndicate. This line is secured by loans originated by the Company. The seasoned loan line of credit bears interest at a rate of 2.50% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans.

Mortgage One Financial Corporation, Inc. d/b/a ConsumerOne Financial, ("ConsumerOne") the Michigan based mortgage company acquired by Approved, had an existing warehouse credit agreement with a California corporation. The line of credit commenced on June 10, 1998 and terminates one year from the commencement date. The maximum credit availability is $10,000,000. This line is collateralized by mortgage loans originated by ConsumerOne and bears interest at a rate of prime plus 1.75%. This line of credit was paid off in February 1999. ConsumerOne also has a $150,000 Small Business Line of Credit.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 9. Deposits:

The following table sets forth various interest rate categories for the FDIC-insured certificates of deposit of the Savings Bank as of December 31, 1998 and 1997:

(In thousands)
                                          1998                       1997
                                  -------------------        -------------------
                                  Weighted                   Weighted
                                   Average                    Average
                                    Rate      Amount           Rate      Amount
                                  --------    -------        --------    -------
5.24% or less                        5.18%    $ 1,883             --     $    --
5.25 - 5.49%                         5.34       5,651           5.30%        198
5.50 - 5.74                          5.65       2,179           5.56         300
5.75 - 5.99                          5.86      12,789           5.91       8,318
6.00 - 6.24                          6.12       6,039           6.11       8,010
6.25 - 6.49                          6.40       1,187           6.32         989
                                  -------     -------        -------     -------

                                     5.78%    $29,728           6.01%    $17,815
                                  =======     =======        =======     =======

The following table sets forth the amount and maturities of the certificates of deposit of the Savings Bank at December 31, 1998.

(In thousands)
                              Six               Over Six Months         Over One Year              Over
                            Months or            and Less than          and Less than               Two
                              Less                  One Year              Two Years                Years                  Total
                            ---------           ---------------         -------------             -------                -------
5.24% or less                $   397                $ 1,387                $    99                $    --                $ 1,883
5.25 - 5.49%                     200                  1,984                  2,183                  1,284                  5,651
5.50 - 5.74                    1,088                     99                    199                    793                  2,179
5.75 - 5.99                    2,580                  2,971                  4,466                  2,772                 12,789
6.00 - 6.24                    3,062                    992                    696                  1,289                  6,039
6.25 - 6.49                      198                    791                     99                     99                  1,187
                             -------                -------                -------                -------                -------

                             $ 7,525                $ 8,224                $ 7,742                $ 6,237                $29,728
                             =======                =======                =======                =======                =======

At December 31, 1998, fifty-eight certificates of deposit totaling $5,800,000 were in amounts of $100,000.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 10. Federal Home Loan Bank Advances:

Advances from the Federal Home Loan Bank ("FHLB") of Atlanta at December 31, 1997 of $1,000,000 were due and repaid in 1998.

At December 31, 1998, the Savings Bank has pledged its FHLB stock and qualifying residential mortgage loans with an aggregate balance of $3,300,000 as collateral for such FHLB advances under a specific collateral agreement. Interest is computed based on the lender's cost of overnight funds. The interest rates on December 31, 1998 and 1997 were 5.10% and 6.50%, respectively. Interest expense on FHLB advances totaled $76,000 and $3,000 in 1998 and 1997; the Savings Bank did not borrow from the FHLB in 1996.


Note 11. Notes Payable - Related Parties:

Notes payable - related parties are amounts due to shareholders, officers and others related to the Company. These notes are subordinate to the line of credit and all other collateralized indebtedness of the Company. Interest expense on notes payable related parties was $554,000, $666,000, and $547,000 in 1998, 1997 and 1996, respectively. The interest rates on the notes range from 8.00% to 10.25% and the notes mature as follows (in thousands):

                              1999                                        $  459
                              2000                                           748
                              2001                                           309
                              2002                                           482
                              2003                                         1,630
                                                                          ------

                                                                          $3,628
                                                                          ======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 12.   Certificates of Indebtedness:

Certificates of indebtedness are uninsured deposits authorized for financial institutions such as the Company, which have Virginia industrial loan association charters. The certificates of indebtedness are loans from Virginia residents for periods of one to five years and interest rates between 6.75% and 10.00%. Interest expense on the certificates was $224,000, $225,000, and $139,000 in 1998, 1997, and 1996, respectively.

Certificates of indebtedness maturities were as follows as of December 31, 1998 (in thousands):

                              1999                                        $  390
                              2000                                           729
                              2001                                           556
                              2002                                           516
                              2003                                           223
                                                                          ------

                                                                          $2,414
                                                                          ======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 13. Mortgage Notes Payable:

The Company has two mortgage loans payable to a commercial bank. The loans are collateralized by two office buildings used by the Company for its corporate headquarters. The mortgage loans are summarized as follows (in thousands):

                                                           1998          1997
                                                        ---------     ---------
Mortgage loan with commercial bank collateralized
by office building; original amount of $590,000;
monthly payments of $7,186; matures May 2004;
with interest at 7.99%                                  $    375       $   428

Mortgage loan with commercial bank collateralized
by office building; original amount of $800,000;
monthly payments of $7,953; matures June 2012;
with interest at 8.625%                                      759           788

Mortgage loan payable-
     Foreclosed properties                                    76            --
                                                        ---------     ---------

                                                        $  1,210      $  1,216
                                                        =========     =========


Interest expense on mortgage loans payable was $99,000, $73,000, and $40,000 in 1998, 1997, and 1996 respectively.

Aggregate maturities for mortgage payable are as follows as of December 31, 1998:

                              1999                                        $  166
                              2000                                            97
                              2001                                           105
                              2002                                           114
                              2003                                           124
                              Thereafter                                     604
                                                                          ------

                                                                          $1,210
                                                                          ======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 14. Shareholders' Equity:

In January 1998, the Company issued 104,146 split-adjusted shares of its Common Stock to purchase a senior officer's 17% ownership interest in Armada Residential Mortgage, LLC ("Armada LLC") which was terminated in September 1997. The senior officer terminated his employment with Armada LLC and became an employee of Approved Residential Mortgage, Inc. ("ARMI"). The Company also issued 12,560 split-adjusted shares to a key employee of Armada LLC.

In December 1998, the Company repurchased 30,000 shares of its Common Stock at $3.75 per share. The Company's Board of Directors authorized this stock buy back plan at its quarterly board meeting held on November 2, 1998. The Company was authorized to repurchase up to 1 million shares of its Common Stock.


Note 15.   Stock Options:

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 15. Stock Options, continued:

A summary of the Company's stock options as of December 31, 1998 and 1997 and the changes during the years is presented below:

                                                  1998                          1997
                                        --------------------------    --------------------------
                                                      Weighted                      Weighted
                                                       Average                       Average
                                         Shares     Exercise Price     Shares     Exercise Price
                                        -------     --------------    -------     --------------
Outstanding at beginning of year          9,200      $      9.75           --

Granted                                   8,050            13.50        9,200      $      9.75
                                         91,375             4.00
Cancelled                                   400             4.00
                                        -------      -----------      -------      -----------
Outstanding at end of year              108,225      $      5.19        9,200      $      9.75
                                        =======      ===========      =======      ===========

Options available for future grant      148,275                       242,800
                                        =======                       =======

Weighted average fair value of
     options granted during year                     $      1.20                   $      3.49
                                                     ===========                   ===========


The weighted-average remaining contractual life of options granted at December 31, 1998 was 9.0 years and 8.0 years for options granted in 1997.

The fair value of each option granted during 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero; expected volatility of 34.48% in 1998 and 34.12% in 1997; risk-free interest rate of 5.42% for options granted in January 1998, 4.54% for options granted in November 1998, and 6.00% for options granted in 1997.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 15. Stock Options, continued:

Had compensation cost for the 1998 and 1997 grants for stock-based compensation plans been recorded by the Company, the Company's pro forma net income and pro forma net income per common share for 1998 and 1997 would have been as follows:


(In thousands, except per share amounts)
                                                  Year Ended                   Year Ended
                                               December 31, 1998            December 31, 1997
                                            ------------------------    --------------------------
                                            As Reported    Pro Forma    As Reported      Pro Forma
                                            ----------     ---------    -----------      ---------
Net income                                   $     479     $     371     $   8,060       $   8,041
Net income per common share - Basic               0.09          0.07          1.52            1.52
Net income per common share - Dilutive            0.09          0.07          1.51            1.51

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. There were no awards prior to 1997 and additional awards in future years are anticipated.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 16. Earnings Per Share:

The Company's earnings per share have been calculated in accordance with SFAS No. 128, "Earnings Per Share." The statement requires calculations of basic and diluted earnings per share. These calculations are described in Note 1. The following table shows the reconciling components between basic and diluted earnings per share:

                                                                Weighted Average
                                                                    Shares
                                               Net Income         Outstanding         Earnings Per
                                              (Numerator)        (Denominator)            Share
                                              -----------       ----------------      ------------
For the Year Ended December 31, 1998

Basic earnings per share                      $  479,000           5,465,034          $     0.09

Effect of dilutive securities:
     Common stock issued                              --              46,338                  --
                                              ----------          ----------          ----------

Diluted earnings per share                    $  479,000           5,511,372          $     0.09
                                              ==========          ==========          ==========

For the Year Ended December 31, 1997

Basic earnings per share                      $8,060,000           5,310,263          $     1.52

Effect of dilutive securities:
     Stock options                                    --               1,162                  --
     Common stock payable                             --              34,532                (.01)
                                              ----------          ----------          ----------

Diluted earnings per share                     8,060,000           5,345,957          $     1.51
                                              ==========          ==========          ==========

For the Year Ended December 31, 1996

Basic earnings per share                      $3,324,000           4,964,244          $     0.67

Effect of dilutive securities:
     Warrants                                         --             316,859                (.04)
                                              ----------          ----------          ----------

Diluted earnings per share                    $3,324,000           5,281,103          $     0.63
                                              ==========          ==========          ==========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996


Note 17. Income Taxes:

The components of income tax expense for the years ended December 31, 1998, 1997, and 1996 were as follows (in thousands):

                                       1998             1997              1996
                                     -------          -------           -------
Current                              $   361          $ 6,963           $ 3,147
Deferred                                 112           (1,325)             (888)
                                     -------          -------           -------

                                     $   473          $ 5,638           $ 2,259
                                     =======          =======           =======



The provision for income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal tax rate to income before taxes. The principle reasons for these differences for the years ended December 31, 1998, 1997, and 1996 were (in thousands):


                                              1998          1997          1996
                                            -------       -------       -------
Provision for income
     Taxes at statutory                     $   339       $ 4,731       $ 1,898
      federal rate
State income taxes, net                          58           827           332
     of federal benefit
Nondeductible expenses                           71            79            30
Other, net                                        5             1            (1)
                                            -------       -------       -------

                                            $   473       $ 5,638       $ 2,259
                                            =======       =======       =======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996


Note 17. Income Taxes, continued:

Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 were (in thousands):

                                                           1998           1997
                                                         -------        -------
Deferred tax assets:
Allowance for loan and real estate                       $ 1,231        $   912
    owned losses
Deferred loan fees                                           847            487
Mark to market on mortgage loans                             670          1,790
     held for sale
Deferred income                                                1             52
Accrued premium recapture                                    229            160
Accrued expenses                                             196             --
Accrued 401K match                                            60             32
Accrued insurance expense                                     60             52
Other                                                         79             --
                                                         -------        -------

Total deferred tax assets                                  3,373          3,485

Deferred tax liabilities:
Market value of securities                                    19          4,568
Other                                                         24             26
                                                         -------        -------

Total deferred tax liabilities                                43          4,594
                                                         -------        -------


Net deferred asset (liability)                           $ 3,330        $(1,109)
                                                         =======        =======


The Company believes that a valuation allowance with respect to the realization of the gross total deferred tax assets is not necessary. Based on the Company's historical earnings, future expectations of taxable income and potential net operating loss carrybacks, management believes it is more likely than not that the Company will realize the gross deferred tax assets existing at December 31, 1998. However, there can be no assurances that the Company will generate taxable income in any future period.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996

Note 18. Retirement Plans:

The Company has a defined contribution profit sharing plan, which is administered by officers of the Company. Company contributions to the plan are discretionary, as authorized by the Board of Directors. There were no contributions for 1998, 1997, and 1996. Participants are also eligible to make voluntary contributions to the plan, at the discretion of the administrator. There were no voluntary contributions to the plan for the years ended December 31, 1998, 1997, and 1996.

The Company has a nonqualified retirement plan for several key members of management. The plan allows participants to defer compensation from the current year. Company contributions to the plan are discretionary, as authorized by the Board of Directors. Contributions for the years ended December 31, 1998, 1997, and 1996 were $0, $10,000, and $0, respectively.

The Company sponsors a 401(k) Retirement Plan. The Plan is a defined contribution plan covering all employees who have completed at least one year of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company contributes an amount equal to 50% of a participant's payroll savings contribution up to 6% of a participant's annual compensation. The Company's contributions to the plan for the years ended December 31, 1998, 1997, and 1996 were $162,000, $115,000, and $33,000, respectively.


Note 19. Employment Agreements:

The Company has employment agreements with various employees. The agreements expire at various times from 1999 through 2001. Among other things, the agreements provide for severance benefits payable to the officers upon termination of employment following a change of control in the Company.


Note 20. Acquisitions:

Effective January 26, 1998, Approved Residential Mortgage, Inc. ("ARMI") purchased substantially all of the assets of Funding Center of Georgia, Inc. ("FCGA"), which is located in Atlanta. All of the employees of FCGA have become employees of ARMI, and the business is conducted under the assumed name of "Funding Center of Georgia". The purchase price for FCGA's assets was $1,000,000. ARMI paid $600,000 at closing, paid $100,000 in 1998 and will pay $100,000 in 1999, 2000, and 2001, with interest at 6%. The two principal owners of FCGA entered in three-year employment agreements with ARMI to manage the operations of FCGA. This transaction was accounted for under the purchase method of accounting. Net assets of $7,000 were acquired with an associated intangible asset (goodwill) recorded in the amount of $990,000. This goodwill will be amortized over 10 years.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997, and 1996


Note 20. Acquisitions, continued:

Effective December 15, 1998, Approved Financial Corp. ("Approved") purchased 100% of the outstanding stock of Mortgage One Financial Corporation ("MOFC, Inc.") a Michigan based mortgage company doing business as ConsumerOne Financial ("ConsumerOne"). ConsumerOne is now a wholly owned subsidiary of Approved and continues under the management of its founder who entered into a three-year employment contract with Approved. Approved paid $575,000 at closing and will pay $525,000 in 1999, 2000, and 2001. Payment amounts of $525,000 in 1999, 2000, and 2001 are subject to reduction in the event of a failure to meet agreed upon pre-tax profit targets each year. This transaction was accounted for using the purchase method of accounting. The associated intangible asset (goodwill) was recorded in the amount of $3,184,000. This goodwill will be amortized over 10 years.

Note 21. Regulatory Capital:

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

The core capital standard requires the Savings Bank to maintain "core capital" of not less than 4.0%. Core capital includes the Savings Bank's common shareholders' equity, adjusted for certain non-allowable assets.

The risk-based standard requires the Savings Bank to maintain capital equal to 8.0% of risk-weighted assets. The rules provide that the capital ratio applicable to an asset will be adjusted to reflect the degree of credit risk associated with such asset, and the asset base used for computing the capital requirement includes off-balance sheet assets.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997 and 1996


Note 21. Regulatory Capital, continued:


At December 31, 1998 and 1997, the Savings Bank was classified as a "well-capitalized" institution (financial institutions that maintain total risk based capital in excess of 10%) as determined by the OTS and satisfied all regulatory capital requirements, as shown in the following table reconciling the Savings Bank's capital to regulatory capital (in thousands):


                                                    Tangible            Core            Risk-Based
                                                     Capital           Capital           Capital
                                                    --------           -------          ----------
December 31, 1998
-----------------
GAAP capital                                         $ 5,058           $ 5,058           $ 5,058
Add:  unrealized loss on securities                       15                15                15
Non-allowable asset:  goodwill                          (116)             (116)             (116)
Additional capital item:  general allowance               --                --               276
                                                     -------           -------           -------
Regulatory capital - computed                          4,957             4,957             5,233
Minimum capital requirement                              578             1,157             2,166
                                                     -------           -------           -------

Excess regulatory capital                            $ 4,379           $ 3,800           $ 3,067
                                                     =======           =======           =======

Ratios:
     Regulatory capital - computed                     12.86%            12.86%            19.33%
     Minimum capital requirement                        1.50              4.00              8.00
                                                     -------           -------           -------
Excess regulatory capital                              11.36%             8.86%            11.33%
                                                     =======           =======           =======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997 and 1996

Note 21.   Regulatory Capital, continued:

                                                    Tangible            Core            Risk-Based
                                                     Capital           Capital           Capital
                                                    --------           -------          ----------
December 31, 1997

GAAP capital                                         $ 3,242           $ 3,242           $ 3,242
Add:  unrealized loss on securities                        2                 2                 2
Non-allowable asset:  goodwill                          (132)             (132)             (132)
Additional capital item:  general allowance               --                --                73
                                                     -------           -------           -------
Regulatory capital - computed                          3,112             3,112             3,185
Minimum capital requirement                              336               895             1,249
                                                     -------           -------           -------

Excess regulatory capital                            $ 2,776           $ 2,217           $ 1,936
                                                     =======           =======           =======

Ratios:
     Regulatory capital - computed                     13.91%            13.91%            20.40%
     Minimum capital requirement                        1.50              4.00              8.00
                                                     -------           -------           -------

Excess regulatory capital                              12.41%             9.91%            12.40%
                                                     =======           =======           =======


The payment of cash dividends by the Savings Bank is subject to regulation by the OTS. The OTS measures an institution's ability to make capital distributions, which includes the payment of dividends, according to the institution's capital position. For institutions, such as the Savings Bank, that meet their fully phased-in capital requirements, the OTS has established "safe harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor amount without the prior approval of the OTS. The Savings Bank did not pay cash dividends to Approved in 1998, 1997 or 1996.

Note 22.  Disclosures About Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997 and 1996

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

Cash and cash equivalents: The carrying amount of cash on hand and on deposit at financial institutions is considered to be a reasonable estimate of fair market value.

Securities: Fair values are based on quoted market prices or dealer quotes.

Mortgage loans: The estimate of fair value is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of mortgage loans held for sale approximated $109,637,000 and $83,996,000 at December 31, 1998 and 1997, respectively.

Interest receivable and interest payable: The carrying amount approximates fair value.

Revolving warehouse lines: Collateralized borrowings consist of warehouse finance facilities and term debt. The warehouse finance facilities have maturities of less than one year and bear interest at market rates and, therefore, the carrying value is a reasonable estimate of fair value.

Certificates of deposit: The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The fair value of certificates of deposit approximated $29,853,000 and $17,828,000 at December 31, 1998 and 1997,
respectively.

Mortgage loans payable: The fair value of mortgage loans payable is based on the discounted value of expected cash flows. The discount rates used are those currently offered for mortgage loans with similar remaining contractual maturities and terms. The fair value of the mortgage loans payable approximated $1,058,000 and $1,190,000 at December 31, 1998 and 1997, respectively.

Other term debt: The carrying amount of outstanding term debt, which bear market rates of interest, approximates its fair value.


Note 23. Sale of Building:

The Company entered into an agreement on December 8, 1998 for the sale of the administrative and executive office building located at 3386 Holland Road, Virginia Beach, Virginia. The sales price is $1,081,250. The Company has a mortgage note payable on this property in the amount of $759,000 at December 31, 1998. (See note 13) The closing date for this transaction was February 15, 1999. The Company has also entered into a lease agreement with the purchaser to lease back 15,574 square feet of the premises for an initial term commencing from the closing date to September 30, 1999, with the option to renew the lease for three additional one month terms. The lease payment will be $15,000 per month. The expected gain on sale of the building is approximately $42,000.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1998, 1997 and 1996

Note 24. Purchase of Land:

The Company entered into an agreement, on August 20, 1998, with the City of Virginia Beach Development Authority to purchase 7.77 acres of land for a new administrative and executive office building. The purchase price of the land will be approximately $650,000. The transaction is scheduled to close in March 1999.

Note 25. Quarterly Financial Data (Unaudited):


The following is a summary of selected quarterly operating results for each of the four quarters in 1998 and 1997:

(In thousands, except per share data)


                                      March 31        June 30      September 30    December 31
                                      --------        -------      ------------    -----------
1998:
Gain on sale of loans                 $ 9,754         $ 8,779        $ 7,060        $ 4,110
Net interest income                     1,054           1,118            828          1,056
Provision for losses                     (111)            949            718          1,340
Other income                            1,482           1,678          2,806          2,826
Other expenses                          9,928           9,772          9,694          9,309
                                      -------         -------        -------        -------
Income before income taxes              2,473             854            282         (2,657)
Provision for income taxes              1,038             341            121         (1,027)
                                      -------         -------        -------        -------
Net income                            $ 1,435         $   513        $   161        $(1,630)
                                      =======         =======        =======        =======
Basic net income per share            $  0.26         $  0.09        $  0.03        $ (0.30)
                                      =======         =======        =======        =======


1997:
Gain on sale of loans                 $ 7,252         $ 8,133        $ 8,656        $ 9,460
Net interest income                       613           1,426          1,520          1,219
Provision for losses                      281             417            435            543
Other income                              788             772          4,366          1,815
Other expenses                          5,807           7,068          8,255          9,516
                                      -------         -------        -------        -------
Income before income taxes              2,565           2,846          5,852          2,435
Provision for income taxes              1,026           1,171          2,416          1,025
                                      -------         -------        -------        -------
Net income                            $ 1,539         $ 1,675        $ 3,436        $ 1,410
                                      =======         =======        =======        =======
Basic net income per share            $  0.30         $  0.32        $  0.64        $  0.26
                                      =======         =======        =======        =======

Approved Financial Corp.
Consolidating Balance Sheet
December 31, 1998

($ IN THOUSANDS)
                                                                                                                         MOFC,
                                                                                                                         Inc.
                                                                                            Approved                    d/b/a
                                                                  Approved     Approved     Federal                    Consumer
             ASSETS                                               Financial   Residential   Savings        Global        One
                                   Consolidated   Eliminations      Corp.      Mortgage       Bank         Title       Financial
                                   ------------   ------------    ---------   -----------   --------      --------     ---------
     Cash                            $  6,269                     $  1,457     $  1,134     $  3,508      $     50     $    120
     Mortgage loans held for
       sale, net                      105,044                       13,929       56,036       28,904            --        6,175
     Real estate owned, net             1,707                          359        1,348           --            --           --
     Investments                        3,472         (9,903)        9,996           --        3,379            --           --
     Income taxes receivable            2,023         (4,742)        6,765           --           --            --           --
     Deferred tax asset                 3,330            (23)        1,107        2,246           --            --           --
     Premises and equipment, net        5,579                        3,769          966           62            --          782
     Goodwill, net                      4,554                        1,254           --          116            --        3,184
     Due from affiliates                   --           (692)          692           --           --            --           --
     Other Assets                       4,140                        1,568        2,042          479             6           45
                                     --------       --------      --------     --------     --------      --------     --------

Total Assets                         $136,118       $(15,360)     $ 40,896     $ 63,772     $ 36,448      $     56     $ 10,306
                                     ========       ========      ========     ========     ========      ========     ========

     LIABILITIES AND EQUITY

Liabilities:
     Revolving warehouse loan        $ 72,546                     $ 11,592     $ 54,744     $     --            --     $  6,210
     Deferred tax liability                --            (23)           --           --           23            --           --
     Mortgage payable                   1,210                        1,210           --           --            --           --
     Notes payable-related              3,628                        3,628           --           --            --           --
     parties
     Certificates of indebtedness       2,414                        2,414           --           --            --           --
     Certificates of deposits          29,728                           --           --       29,728            --           --
     Loan proceeds payable              2,565                           --        1,029        1,536            --           --
     Due to affiliates                     --           (692)           --           56           35             1          600
     Accrued and other                  4,760                        2,785          566           68            17        1,324
     liabilities
     Income taxes payable                  --         (4,743)           --        4,734           --             9           --
                                     --------       --------      --------     --------     --------      --------     --------

       Total Liabilities              116,851         (5,458)       21,629       61,129       31,390            27        8,134
                                     --------       --------      --------     --------     --------      --------     --------

Shareholder's equity:
   Preferred stock-series A                 1                            1           --           --            --           --
   Common stock                         5,482           (299)        5,482          250           32            16            1
   Unrealized gain on securities           30             15            30           --          (15)           --           --
   Additional paid in capital             552         (6,837)          552          491        3,056            --        3,290
   Retained earnings                   13,202         (2,781)       13,202        1,902        1,985            13       (1,119)
                                     --------       --------      --------     --------     --------      --------     --------

       Total Equity                    19,267         (9,902)       19,267        2,643        5,058            29        2,172
                                     --------       --------      --------     --------     --------      --------     --------

          Total liabilities and
             equity                  $136,118       $(15,360)     $ 40,896     $ 63,772     $ 36,448      $     56     $ 10,306
                                     ========       ========      ========     ========     ========      ========     ========

Approved Financial Corp.
Consolidating Statement of Income
For the year ended December 31, 1998

($ IN THOUSANDS)
                                                                                                                         MOFC,
                                                                                                                         Inc.
                                                                                            Approved                    d/b/a
                                                                  Approved     Approved     Federal                    Consumer
                                                                  Financial   Residential   Savings        Global        One
                                   Consolidated   Eliminations      Corp.      Mortgage       Bank         Title       Financial
                                   ------------   ------------    ---------   -----------   --------      --------     ---------
Revenue:
     Gain on sale of loans           $ 29,703                     $     --      $ 26,592     $  2,900     $     --     $    211
     Interest income                   10,308                        7,356            14        2,909            1           28
     Gain on sale of securities         1,750                        1,753            --           (3)          --           --
     Other fees and income              7,042                          313         6,649           53           27           --
                                     --------       --------      --------      --------     --------     --------     --------

                                       48,803             --         9,422        33,255        5,859           28          239

Expenses:
     Compensation and related        $ 23,397                     $  7,033      $ 15,608     $    669            7           80

     General and administrative        11,713                        5,281         5,824          503            3          102
     Loan production expense            3,593                          140         3,345          108           --           --
     Interest expense                   6,252                        4,780             5        1,437           --           30
     Provision for loan/REO losses      2,896                            5         2,688          203           --           --
                                     --------       --------      --------      --------     --------     --------     --------

                                       47,851                       17,239        27,470        2,920           10          212

Income before Income taxes                952             --        (7,817)        5,785        2,939           18           27

Provision for income taxes                473                       (3,147)        2,487        1,121            7            5
                                     --------       --------      --------      --------     --------     --------     --------

Net Income                           $    479             --      $ (4,670)     $  3,298     $  1,818     $     11     $     22
                                     ========       ========      ========      ========     ========     ========     ========

Stock Price and Dividend Information:

The following tables show the quarterly high, low and closing prices of the Company's common stock for 1998 and 1997. All stock price and dividend data has been adjusted to reflect two- for-one stock splits which occurred on August 20, 1996 and December 16, 1996, and a 100% stock dividend, which occurred on November 21, 1997.

                                                        Stock Prices
                                             High            Low           Close
                                            ------      ------------      ------
1998:

Fourth Quarter                              $ 6.50         $ 2.88         $ 3.38
Third Quarter                                13.63           7.00           7.00
Second Quarter                               15.63          13.13          13.88
First Quarter                                15.08          12.08          13.13


1997:

Fourth Quarter                              $17.00         $12.75         $14.75
Third Quarter                                17.00           8.00          15.00
Second Quarter                               10.00           6.00           8.25
First Quarter                                13.50           8.50           9.75

The Company did not pay any cash dividends on its Common Stock in 1998 and 1997. The Company intends to retain all of its earnings to finance its operations and does not anticipate paying cash dividends for the foreseeable future. Any decision made by the Board of Directors to declare dividends in the future will depend on the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Board.