Form 10-Q
period 1999-03-31
APPROVED FINANCIAL CORP
filed 1999-05-14
CIK 1053924

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                          FORM 10-Q



X       QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
-       ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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

The number of shares outstanding of the registrant's $1.00 par value common stock, as of May 1, 1999: 5,482,114 shares

                   APPROVED FINANCIAL CORP.

INDEX

PART I.        FINANCIAL INFORMATION                                     PAGE
Item 1. Financial Statements

        Consolidated Balance Sheets as of
          March 31, 1999 and December 31, 1998                             2

        Consolidated Statements of Income (Loss) and Comprehensive
          Income (Loss) for the three months ended March 31,
          1999 and 1998.                                                   3

        Consolidated Statements of Cash Flows for
          the three months ended March 31, 1999
          and 1998.                                                        4

        Notes to Consolidated Financial Statements                         6

        Consolidating Balance Sheet as of March 31, 1999                   8

        Consolidating Statements of Income for the
           Three months ended March 31, 1999                               9

Item 2. Management's Discussion and Analysis of
          Results of Operations and Financial Condition                   10

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                     25

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings                                                 30

Item 2. Changes in Securities                                             30

Item 3. Defaults Upon Senior Securities                                   30

Item 4. Submission of Matters to a Vote of Security Holders               30

Item 5. Other Information                                                 30

Item 6. Exhibits and Reports on Form 8-K                                  30

                   PART I . FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                  ASSETS                         (Unaudited)         1998
                                                                    1999
                                                                 ------------    --------------
          Cash                                                     $   6,794          $  6,269
          Mortgage loans held for sale, net                           71,127           105,044
          Real estate owned, net                                       1,448             1,707
          Investments                                                  3,725             3,472
          Income taxes receivable                                      2,798             2,023
          Deferred tax asset                                           1,080             3,330
          Premises and equipment, net                                  4,857             5,579
          Goodwill, net                                                4,436             4,554
          Other assets                                                 3,803             4,140
                                                                 ------------    --------------
           Total assets                                           $  100,068        $  136,118
                                                                 ============    ==============

                    LIABILITIES AND EQUITY

Liabilities:
          Revolving warehouse loan                                 $  38,584         $  72,546
          Mortgage payable                                               361             1,210
          Notes payable-related parties                                3,647             3,628
          Certificate of indebtedness                                  2,424             2,414
          Certificates of deposits                                    31,022            29,728
          Loan proceeds payable                                        1,813             2,565
          Accrued and other liabilities                                4,218             4,760
                                                                 ------------    --------------
          Total liabilities                                           82,069           116,851
                                                                  ------------    --------------

Shareholders' equity:
          Preferred stock series A, $10 par value;
            Noncumulative, voting:                                         1                 1
                         Authorized shares - 100
                          Issued and outstanding shares - 90
          Common stock $1.00 par value in 1999 and 1998:               5,482             5,482
                         Authorized shares - 40,000,000
                          Issued and outstanding shares  -
                          5,482,114 in 1999 and 1998
           Accumulated other comprehensive income (loss)                  (3)               30
           Additional paid in capital                                    552               552
           Retained earnings                                          11,967            13,202
                                                                 ------------    --------------
           Total equity                                               17,999            19,267
                                                                 ------------    --------------
             Total liabilities and equity                           $ 100,068       $  136,118
                                                                 ============    ==============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)



                                                            1999                1998
                                                       -------------       -------------
Revenue:
     Gain on sale of loans                                $  4,396            $  9,754
     Interest income                                         2,696               2,602
     Other fees and income                                   2,290               1,482
                                                      -------------       -------------
                                                             9,382              13,838
                                                      -------------       -------------

Expenses:
     Compensation and related benefits                       4,830               6,019
     General and administrative                              2,868               3,013
     Loan production expense                                   555                 896
     Interest expense                                        1,683               1,548
     Provision  for  loan  and  foreclosed  property         1,279                (111)
losses
                                                      -------------       -------------
                                                            11,215              11,365
                                                      -------------       -------------

          Income/(loss) before income taxes                 (1,833)              2,473

Provision for (benefit from) income taxes                     (598)              1,038
                                                      -------------       -------------

          Net income/(loss)                                 (1,235)              1,435

Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized  holding  gain/(loss)  arising during           (33)              1,096
period
                                                      -------------       -------------
Comprehensive income/(loss)                              $  (1,268)           $  2,531
                                                      =============       =============
Net income/(loss) per share:
          Basic and Diluted                              $   (0.23)           $   0.26
                                                      =============       =============


Weighted average number of shares outstanding:
          Basic                                               5,482              5,507
                                                      =============       =============

          Diluted                                             5,482              5,514
                                                      =============       =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999  AND 1998
(IN THOUSANDS)
(UNAUDITED)


                                                                1999              1998
                                                            --------------    -------------
Operating activities
     Net income/(loss)                                        $   (1,235)        $   1,435
     Adjustments to reconcile net income/(loss)
        to net cash provided by operating activities:
          Depreciation of premises and equipment                      194              180
          Amortization of goodwill                                    119               88
          Provision for loan losses                                 1,364               17
          Provision for losses on real estate owned                   (85)            (128)
          Loss on sale of securities                                    2
          Loss on sale of real estate owned                           168              178
          (Gain) on sale of loans                                  (4,396)          (9,754)
          Proceeds from sale and prepayments of loans              87,379          133,367
          Originations - Loans held for sale                      (50,760)        (116,256)
          Changes in assets and liabilities:
            Loan sale receivable                                     (344)
                                                                                    (5,756)
            Other assets                                              680             (393)
            Accrued and other liabilities                             767           (1,732)
            Income tax payable                                       (775)            (342)
            Deferred tax asset                                      2,272              541
            Loan proceeds payable                                  (2,062)                -
                                                            --------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          33,288            1,445


Cash flows from investing activities:
     Purchase of securities                                          (125)               -
     Sales of ARM fund shares                                       3,500                -
     Purchase of premises and equipment                              (742)            (390)
     Sales of premises and equipment                                1,270               13
     Sales of real estate owned                                       730            1,181
     Real estate owned capital improvements                          (227)             (67)
     Recoveries on loans charged off                                    4               23
     Purchases of ARM fund shares                                  (3,539)             (51)
     Purchases of FHLB stock                                         (146)             (96)
                                                            --------------    -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                             725              613


APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 1999, AND 1998
(IN THOUSANDS)
(Unaudited)


                                                                  1999              1998
                                                             --------------    -------------
Cash flows from financing activities:
     Borrowings - warehouse                                     $  56,043        $  98,257
     Repayments of borrowings - warehouse                         (90,005)        (100,952)
     Proceeds from FHLB advances                                        -              380
     Principal payments on mortgages payable                         (849)             (20)
     Net increase (decrease) in:
       Notes payable                                                   19              (73)
       Certificates of indebtedness                                    10              (83)
       Certificates of deposit                                      1,294              799
                                                            --------------    -------------
NET CASH USED BY FINANCING ACTIVITIES                             (33,488)          (1,692)
                                                            --------------    -------------
NET INCREASE IN CASH                                                  525              366

CASH AT BEGINNING OF PERIOD                                         6,269           11,869
                                                            --------------    -------------
       CASH AT END OF PERIOD                                     $   6,794      $   12,235
                                                            ==============    =============


Supplemental cash flow information:
     Cash paid for interest                                      $   1,796       $   1,553
     Cash paid for income taxes                                         -              834

Supplemental non-cash information:
     Loan balances transferred to real estate owned               $    260         $   736
     Exchange   of  stock   for   acquisition   of  Armada
Residential
       Mortgage LLC                                                     -              677



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999, AND 1998

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate in a single operating segment in the consumer finance business of originating, servicing and selling home equity loans secured primarily by first and second liens on one-to-four family residential properties. Approved has three wholly-owned subsidiaries, Approved Residential Mortgage, Inc. ("ARMI") which had broker operations in five states and five retail locations at March 31, 1999, Approved Federal Savings Bank (the "Savings Bank") which is a federally chartered thrift institution that had broker operations in six states and ten retail offices and MOFC d/b/a ConsumerOne Financial ("ConsumerOne"), which had one retail office in Michigan on March 31, 1999. The Savings Bank has a wholly-owned subsidiary operating as a title insurance agency.

PRINCIPLES OF ACCOUNTING AND CONSOLIDATION: The consolidated financial statements of the Company include the accounts of Approved and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE 2.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS:

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


NOTE 4. SALE OF BUILDING:

The Company sold the administrative and executive office building located at 3386 Holland Road, Virginia Beach, Virginia. The sales price was $1,081,250 which resulted in a break even transaction for the Company. The Company had a mortgage note payable on this property in the amount of $751,674 at the time of sale. The closing date for this transaction was March 26, 1999. The Company also entered into a lease agreement with the purchaser to lease back 15,574 square feet of the premises for an initial term commencing from the closing date to September 30, 1999, with the option to renew the lease for three additional one month terms. The lease payment will be $15,000 per month.


NOTE 5.  PURCHASE OF LAND:

The Company purchased 7.77 acres of land for a new administrative and executive office building from the City of Virginia Beach Development Authority on March 11, 1999. The purchase price of the land was approximately $642,000.

APPROVED FINANCIAL CORP.
CONSOLIDATING BALANCE SHEET
MARCH 31, 1999

($ IN THOUSANDS)

                                                                                                                  MOFC,
                                                                                        APPROVED                  INC.
                                                               APPROVED     APPROVED    FEDERAL                   D/B/A
          ASSETS                                               FINANCIAL   RESIDENTIAL  SAVINGS     GLOBAL     CONSUMER ONE
                                 CONSOLIDATED  ELIMINATIONS      CORP.      MORTGAGE     BANK       TITLE        FINANCIAL
                                 -----------   ----------      ----------  ----------  ---------   --------     -----------
     Cash                        $ 6,794                      $  5,812       $ 563       342        $  45       $   32
     Mortgage loans held          71,127                         3,469      30,044    33,106            -        4,508
        for sale, net
     Real estate owned, net        1,448                           334       1,114         -            -            -
     Investments                   3,725        (9,397)          9,555           -     3,567            -            -
     Income taxes                  2,798        (4,741)          7,539           -         -            -            -
        receivable
     Deferred tax asset            1,080        (1,166)              -       2,246         -            -            -
     Premises and                  4,857                         3,074         851       204            -          728
       equipment, net
     Goodwill, net                 4,436                         1,219           -       113            -        3,104
     Due from affiliates               -        (2,723)          1,716        (239)      587            -          658
     Other Assets                  3,803                         1,332       1,290       641           11          529
                                 --------     ----------     ----------   ---------  --------     --------    ---------
Total Assets                   $ 100,068    $  (18,027)       $ 34,050    $ 35,869  $ 38,560        $  56      $ 9,559
                                 ========     ==========     ==========   =========  ========     ========    =========

  LIABILITIES AND EQUITY

Liabilities:
     Revolving warehouse       $  38,584                       $ 5,386    $ 28,087  $      -            -     $  5,111
       loan
     Deferred tax liability            -        (1,166)          1,149           -        17            -            -
     Mortgage payable                361                           361           -         -            -            -
     Notes payable-related         3,647                         3,647           -         -            -            -
       parties
     Certificates of               2,424                         2,424           -         -            -            -
       indebtedness
     Certificates of              31,022                             -           -    31,022            -            -
       deposits
     Loan proceeds payable         1,813                             -         504     1,309            -            -
     Due to affiliates                 -        (2,721)            317           6       833            3        1,562
     Accrued and other             4,218                         2,767         558       130           18          745
       liabilities
     Income taxes payable              -        (4,741)              -       4,741         -            -            -
                                  --------    ----------      ----------   ---------  --------     --------   ---------
       Total Liabilities          82,069        (8,629)         16,051      33,896    33,311           21        7,418
                                  --------    ----------      ----------   ---------  --------     --------   ---------

Shareholder's equity:
   Preferred stock-series  A           1                             1           -         -            -            -
   Common stock                    5,482          (299)          5,482         250        32           16            1
   Unrealized gain on                 (3)           15              (3)          -       (15)           -            -
      securities
   Additional paid in                552        (6,837)            552         491     3,056            -        3,290
      capital
   Retained earnings              11,967        (2,277)         11,967       1,232     2,176           19       (1,150)
                                 --------     -----------     ----------   ---------  --------     --------   ---------
       Total Equity               17,999        (9,398)         17,999       1,973     5,249           35        2,141
                                 --------     -----------     ----------   ---------  --------     --------   ---------

       Total liabilities
          and equity           $ 100,068    $  (18,027)       $ 34,050    $ 35,869  $ 38,560        $  56      $ 9,559
                                =========     ===========     ==========   =========  ========     ========   =========


APPROVED FINANCIAL CORP.
CONSOLIDATING STATEMENT OF INCOME/(LOSS)
FOR THE THREE MONTHS ENDING MARCH 31, 1999


($ IN THOUSANDS)

                                                                                                                  MOFC,
                                                                                         APPROVED                 INC.
                                                                APPROVED    APPROVED     FEDERAL                  D/B/A
                                                                FINANCIAL   RESIDENTIAL  SAVINGS     GLOBAL      CONSUMER ONE
                                   CONSOLIDATED  ELIMINATIONS     CORP.     MORTGAGE     BANK        TITLE        FINANCIAL
                                   ------------   -----------  ----------  ----------   ---------   ---------   ---------
REVENUE:
     Gain on sale of loans         $ 4,397                      $   372      $ 3,028     $  570      $  -         $ 427
     Interest income                 2,696                          252        1,390        902         -           152
     Other fees and income           2,290                          (27)       1,560        424         12          321
                                   ------------   -----------  ----------  ----------   ---------   ---------   ---------

                                     9,382                -         597        5,978      1,896         12          900

EXPENSES:
     Compensation and             $  4,830                        1,267        2,551    $   635          -          377
       related
     General and                     2,868                          904        1,148        378          3          435
       administrative
     Loan production                   555                           (2)         361        127          -           69
       expense
     Interest expense                1,683                          281          910        435          -           57
     Provision for
       loan/REO losses               1,279                         (423)       1,680         30          -           (8)
                                   ------------   ------------ ----------  ----------   ---------   ---------   ---------
                                    11,216                        2,027        6,650      1,606          3          930

Income before income taxes          (1,833)                -     (1,430)        (672)       290          9          (30)

Provision for income taxes            (598)                        (711)           -        110          3            -
                                   -----------   ------------- ----------  ----------   ---------   ---------   ---------
Net Income/(Loss)                 $ (1,235)                -     $ (719)     $  (672)    $  180        $ 6    $     (30)
                                   ===========   ============= =========== ==========   =========   =========   =========



              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
GENERAL

The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for the three month periods ended March 31, 1999 and 1998 and its consolidated financial position at March 31, 1999 and December 31, 1998. The discussion includes some forward-looking statements involving estimates and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors such as reduced demand for loans, competitive forces, limits on available funds, loan delinquency, default on loss rates, general economic environment, market forces affecting the price of the Company's common stock, and other risks as disclosed in the Company's filing on Form 10K for the year ended December 31, 1998. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's 1998 audited financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1998.

NET INCOME

The Company's net loss for three month period ended March 31, 1999 was ($1.2) million compared to net income of $1.4 million for the three month period ended March 31, 1998. On a per share basis (diluted), income (loss) for the three months ended March 31, 1999 was $(0.23) compared to $0.26 for three months ended March 31, 1998.

ORIGINATION OF MORTGAGE LOANS

The following table shows the loan originations in dollars and units for the Company's broker and retail divisions for the three months ended March 31, 1999 and 1998. The table includes $46.5 million of loans generated by the Company's retail division that were funded through other lenders ("Brokered Loans") during the first quarter of 1999 and $15.5 million for the same period in 1998.



                                                          Three Months         Three Months
                                                             Ended                 Ended
  (dollars in millions)                                   March 31, 1999       March 31, 1998
                                                        -----------------    ------------------
  Dollar Volume of Loans Originated:
            Broker                                              $   27.5              $   49.3
            Retail - funded through other lenders                   46.5                  15.5
            Retail - funded in-house                                23.2                  59.5
                                                        -----------------    ------------------
            Total                                               $   97.2              $  124.3
                                                        =================    ==================
  Number of Loans Originated:
            Broker                                                   429                   905
            Retail - funded through other lenders                    545                   156
            Retail - funded in-house                                 356                 1,122
                                                        -----------------    ------------------
            Total                                                  1,330                 2,183
                                                        =================    ==================




The decrease of 21.8% in dollar volume of loans, originated during the three months ended March 31, 1999, compared to the same period in 1998 was due primarily to increased competition in the non-conforming mortgage industry.

Loans originated through the Company's retail offices, decreased 7.1% to $69.7 million, compared to $75.0 million during the same period in 1998. The decrease was primarily the result of a net decrease of four retail loan origination centers during the three months ended March 31, 1999 as compared to the same period in 1998.

The volume of loans originated through referrals from the Company's network of mortgage brokers decreased 44.2% to $27.5 million for the three months ended March 31, 1999, compared to $49.3 million for the three months March 31, 1998. Contributing to this decrease in volume from broker referrals is the refinance boom for conforming mortgages created by the low interest rate environment and increased competition in the non-conforming mortgage industry.

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

Loan sales totaled $81.8 million for the three months ended March 31, 1999, compared to $114.6 million for the same period in 1998. The decrease was caused primarily by the decrease in loan origination volume. Also, loan sales were lower than anticipated. While the Company has an inventory of loans held for sale, the recent imbalance in the supply and demand for whole loan sales of mortgage loans produced an adverse pricing environment for whole loan sales. In the opinion of management, it was not prudent to sell certain loans during the first quarter at prices that they thought did not reasonably reflect the value of certain loans.

Gain on the sale of loans was $4.4 million for the three months ended March 31, 1999, which compares with $9.8 million for the same period in 1998. The decrease for the three months ended March 31, 1999, was the direct result of a decrease in the weighted-average premium paid by investors for the Company's loans and a lower volume of loans sold. Gain on the sale of mortgage loans represented 46.9% of total revenue during the three months ended March 31, 1999, compared to 70.5% of total revenue for the same period in 1998.

The weighted-average premium realized by the Company on its loan sales decreased to 3.19%, during the three months ended March 31, 1999, from 6.16% for the same period in 1998. The decrease in premium percentage was caused by material changes in the secondary market conditions for non-conforming mortgage loans. The Company has never used securitization as a loan sale strategy. However, the whole-loan sale marketplace was impacted by changes that affected companies who previously used securitizations to sell loans. Excessive competition during 1997 and 1998 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool. The increased prepayment speeds experienced in the industry were greater than the assumptions previously used by many securitization issuers and led to an impairment of Asset values for several companies in the industry. Additionally, in September 1998, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many of these companies reported material losses, experienced reductions in liquidity sources and diverted to whole loan sale strategies in order to generate cash. This shift caused excess supply in the whole-loan marketplace, which led to lower premiums on whole-loan sales.

In addition, the premium percentage has decreased due to a decrease in the Weighted Average Coupon ("WAC") on the Company's loan originations, which was primarily the result of a lower interest rate market. These premiums do not include loan origination fees collected by the Company at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

The Company defers recognizing income from the loan origination fees it receives at the time a loan is closed. These fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans for the three months ended March 31, 1999 was $1.9 million, compared to $3.0 million in the three months March 31, 1998. The decrease is the result of a decrease in the volume of loans sold, which were generated by the Company's retail division. The Company's retail loan sales during the three months ended March 31, 1999 comprised 51.6% of total loan sales, with average loan origination fee income earned of 4.5%. For the same period in 1998, the Company's retail loan sales were 58.4% of total loan sales with average origination fee income earned of 4.5%. Fees associated with selling loans were approximately 20 and 25 basis points of the dollar volume of loans sold for the three months ended March 31, 1999 and 1998, respectively.

The Company also defers recognition of the expense it incurs, from the payment of fees to mortgage brokers, for services rendered on loan originations. These fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers are recognized when the loan is sold.

INTEREST INCOME AND EXPENSE

The Company's net interest income is dependent on the difference, or "spread", between the interest income it receives from its loans and its cost of funds, consisting principally of the interest expense paid on the warehouse lines of credit, the Savings Bank's deposit accounts and other borrowings.

Interest income for the three months ended March 31, 1999 was $2.7 million compared with $2.6 million for the same period ended in 1998. The increase in interest income for the three months ended March 31, 1999 was primarily due to a larger average balance of loans held for sale.

Interest expense for the three months ended March 31, 1999 was $1.7 million compared with $1.5 million for the three months ended March 31, 1998. The increase in interest expense for the three months ended March 31, 1999, was the direct result of an increase in the average balance of interest-bearing liabilities.

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


The following tables reflect the average yields earned and rates paid by the Company during the three months ended March 31, 1999 and 1998. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.



(IN THOUSANDS)                               March 31, 1999                         March 31, 1998
                                   ------------------------------------   -----------------------------------
                                    Average                  Average      Average                   Average
                                    Balance     Interest    Yield/Rate    Balance      Interest    Yield/Rate
                                   ----------   --------    -----------   ---------    --------    ----------
Interest-earning assets:
     Loans receivable (1)           $ 96,006    $ 2,585         10.77%    $ 79,378      $2,487        12.53%
     Cash and other interest-
        Earning assets                 9,758        111          4.55        7,612         115         6.04
                                   ----------   --------    -----------   --------    ----------    ---------
                                      105,764     2,696         10.20       86,990       2,602        11.96
                                                --------    -----------                --------    ----------

Non-interest-earning assets:
     Allowance for loan losses         (2,839)                              (1,629)
     Investment in IMC                    162                               12,012
     Premises and equipment, net        5,626                                4,636
     Other                             14,021                               17,926
                                   ----------                             ---------

     Total assets                   $ 122,734                             $119,935
                                   ==========                             =========


Interest-bearing liabilities:
     Revolving warehouse lines       $ 60,617     1,065          7.03     $ 54,350       1,003         7.38
     FDIC - insured deposits           30,926       434          5.61       18,979         285         6.00
     Other interest-bearing             7,692       184          9.57       11,270         260         9.23
        Liabilities                ----------   --------    ----------   ---------    ---------    ----------
                                      99,235      1,683           6.78      84,599       1,548          7.31
                                                --------    ----------                ---------    ----------

Non-interest-bearing liabilities       4,971                                 8,963
                                   ----------                             ---------

     Total liabilities               104,206                                93,562

Shareholders' equity                  18,528                                26,373
                                   ----------                             ---------

     Total liabilities and equity  $ 122,734                              $119,935
                                   ==========                             =========

Average dollar difference between  $   6,529                              $  2,391
    Interest-earning  assets  and
           interest-
    Bearing liabilities
                                   ==========                             =========

Net interest income                                   $                                      $
                                                 $1,013                                 $1,054
                                               ========                               ========

Interest rate spread (2)                                         3.42%                                 4.65%
                                                            ===========                            ==========

Net annualized yield on average                                  3.83%                                 4.85%
    Interest-earning assets
                                                            ===========                            ==========


(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.



The following table shows the change in net interest income which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, and for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $41,000 in net interest income for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 was primarily the result of a decrease in the average yield on interest-earning assets.


($ IN THOUSANDS)



                                       1999 Versus 1998                      1998 Versus 1997

                                 Increase (Decrease) due to:           Increase (Decrease) due to:
                               Volume         Rate       Total        Volume       Rate       Total
                              ----------    ---------   ---------    ---------    --------   ---------

Interest-earning assets:
  Loans receivable              $ 298       $(200)       $  98        $ 504        $ 74       $ 578
  Cash and other interest-
      earning assets              (32)         28           (4)          67           7          74
                              ----------    ---------   ---------    ---------    --------   ---------
                                  266        (172)          94          571          81         652
                              ----------    ---------   ---------    ---------    --------   ---------

Interest-bearing
liabilities:
  Revolving warehouse lines       106         (44)          62           26        (102)        (76)
  FDIC-insured deposits           166         (17)         149          259           2         261
  Other interest-
     Bearing liabilities          (86)         10          (76)          (7)         33          26
                              ----------    ---------   ---------    ---------    --------   ---------
                                  186         (51)         135          278         (67)        211
                              ----------    ---------   ---------    ---------    --------   ---------
Net  interest  income            $ 80       $(121)        $(41)         293         148         441
(expense)
                              ==========    =========   =========    =========    ========   =========



OTHER INCOME

In addition to net interest income (expense), and gain on the sale of loans, the Company derives income from origination fees earned on Brokered Loans generated by the Company's retail offices. Also, other fees earned on the loans funded by the Company, such as document preparation fees, underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments are classified as other income. Other income for the three months ended March 31, 1999 was $2.3 million compared with $1.5 million for the same period ended in 1998. The increase in other income for the three months ended March 31, 1999 was primarily due to an increase in brokered loan fee income. Brokered Loan fees were $1.8 million for the three months ended March 31, 1999, compared to $0.7 million for the three months ended March 31, 1998.




COMPREHENSIVE INCOME

The Company has other comprehensive income (loss) in the form of unrealized holding gains (losses) on securities held for sale. For the three months ended March 31, 1999, other comprehensive loss was $0.03 million compared to other comprehensive income of $1.1 million for the three months ended March 31, 1998. The loss for the three months ended March 31, 1999 was related to a decrease in the market price of IMC Mortgage Company common stock. The gain for the three months ended March 31, 1998, was related to an increase in the market price of IMC Mortgage Company common stock. The Company owned 435,634 shares of IMC Mortgage Company common stock on March 31, 1999.

COMPENSATION AND RELATED EXPENSES

The largest component of expenses is compensation and related benefits expense, which decreased by $1.2 million to $4.8 million for the three month period ended March 31, 1999 compared to the same period in 1998. The 20% decrease was directly attributable to a decrease in the number of employees. During the three months ended March 31, 1999 the company had 441 full time equivalent employees compared to 605 full time equivalent employees during the three month period ended March 31, 1998. The reduction in employees was part of the Company's cost reduction initiative.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 1999 decreased by $0.1 million to $2.9 million, compared to the three month period ended March 31, 1998. This decrease is attributed to the reduction of retail lending offices during the three months ended March 31, 1999. For the three months ended March 31, 1999 the Company had 16 full service retail branches opened for three months and another 7 full services branches which were closed in February 1999. For the three months ended March 31, 1998, the Company had 20 full service retail branches opened for three months and another two full service offices that opened in February 1998.

LOAN PRODUCTION EXPENSE

The largest component of loan production expense is fees paid by the Company to mortgage brokers for services rendered in the preparation of loan packages. Average fees paid to mortgage brokers declined to .49% during the first quarter of 1999 compared to .93% for the same period in 1998. Other items that comprise loan production expenses are appraisals, credit reports, leads research and telemarketing expenses. Loan production expenses for the three months ended March 31, 1999 were $0.6 million compared to $0.9 million for the three months ended March 31, 1998. The decrease was primarily the result of a decrease in services rendered fees paid to mortgage brokers.

PROVISION FOR LOAN LOSSES

The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the three months ended March 31,1999 and the year ended December 31, 1998:

(IN THOUSANDS)



                                                                       1999               1998
                                                                 ----------------    --------------
Balance at beginning of year                                       $    2,590        $    1,687
Provision charged to expense                                            1,364             3,064
Acquisition of MOFC, Inc.                                                   0                49
Loans charged off                                                        (315)           (2,372)
Recoveries of loans previously charged off                                  4               162
                                                              ----------------    --------------
Balance at end of period                                           $    3,643         $   2,590
                                                              ================    ==============
Loans receivable at period-end, gross
      of allowance for losses                                      $   74,769       $   107,634

Ratio of allowance for loan losses to gross
      loans receivable at period-end                                    4.87%             2.41%


The Company added $1.4 million during the three months ended March 31, 1999 to the allowance for loan losses, compared to $0.02 million for the three months ended March 31, 1998. The increase was primarily the result of the composition of loans held for sale and the recent secondary market environment for whole loan sales. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off, are accounted for in the allowance for loan losses.

The allowance is established at a level that management considers adequate relative to the composition of the current portfolio of loans held for sale. Management considers current characteristics of the portfolio such as credit quality, the weighted average coupon, the weighted average loan to value ratio, the age of the loan portfolio and the portfolio's delinquency status in the determination of an appropriate allowance. Other criteria such as covenants associated with the Company's credit facilities, trends in the demand for non-conforming mortgage loans in the secondary market and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future.

PROVISION FOR FORECLOSED PROPERTY LOSSES

The provision for foreclosed property losses decreased by $85,000 for the three months ended March 31, 1999, compared to a decrease of $127,000 for the three months ended March 31, 1998.

Sales of real estate owned yielded net losses of $168,000 for the three months ended March 31, 1999 versus $178,000 for the three months ended March 31, 1998.

The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for the three months ended March 31, 1999 and the year ended December 31, 1998:

(IN THOUSANDS)



                                                               Three Months        Year Ended
                                                                   Ended          December 31,
                                                               March 31,1999          1998
                                                              ----------------    --------------
Balance at beginning of year                                        $     503          $    671
Provision (reducing) expense                                              (85)             (168)
                                                              ----------------    --------------
Balance at end of period                                            $     418          $    503
                                                              ================    ==============
Real estate owned at period-end, gross
      of allowance for losses                                      $    1,867         $   2,211

Ratio of allowance for foreclosed property losses
      to gross real estate owned at period-end                         22.39%            22.75%



The Company maintains a reserve on its real estate owned ("REO") based upon management's assessment of appraised values at the time of foreclosure. The decrease in the provision for foreclosed property losses relates to a decrease in the dollar amount of outstanding REO at March 31, 1999 when compared to March 31, 1998. While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

ASSETS

The total assets of the Company were $100.1 million at March 31, 1999, compared to total assets of $136.1 million at December 31, 1998. The decrease was primarily due to a decrease in net mortgage loans receivable.

Cash and cash equivalents increased by $.5 million to $6.8 million at March 31, 1999, from $6.3 million at December 31, 1998. The principal reason for the increase for the period ending March 31, 1999 was the receipt of proceeds from loan sales in the final week of March 1999. These proceeds were used to fund new loans in the first week of April 1999.

Net mortgage loans receivable decreased by $33.9 million to $71.1 million at March 31, 1999. The 32.3% decrease in 1999 is primarily due to the Company selling more loans than were originated in-house during the first quarter of 1999.

Real estate owned ("REO") decreased by $0.3 million to $1.4 million at March 31, 1999. The 15.2% decrease in REO resulted from the sale of $0.9 million in REO properties an addition of $0.6 million to REO during the three months ended March 31, 1999.

Investments consist primarily of an Adjustable Rate Mortgage Fund and FHLB stock owned by the Savings Bank. The increase in investments was primarily due to the purchase of additional FHLB stock during the three months ending March 31, 1999.

Premises and equipment decreased by $0.7 million to $4.9 million at March 31, 1999. The primary reason for the 1999 decrease was the sale of one of the Company's headquarters buildings for $1.1 million. This decrease was offset by the $0.6 million acquisition of 7.77 acres of land that is designated for the Company's new administrative and executive headquarters.

Goodwill (net) decreased by $0.1 million to $4.4 million at March 31, 1999. The 1999 decrease is due to amortization of the intangible asset.

The income tax receivable increased by $0.8 million to $2.8 million at March 31, 1999. The 38.3% increase can be attributed to the Company's before tax net loss of $1.8 million for the first quarter 1999.

The deferred tax asset decreased by $2.3 million to $1.1 million at March 31, 1999. The change was the result of a combination of a reduction of the state tax rate from 8.75% in 1998 to 7.00% in 1999 and the elimination of unearned loan fees (FAS 91) as a timing difference in the calculation of the Company's tax provision.

Other assets decreased by $0.3 million to $3.8 million at March 31, 1999. Other assets consist of accrued interest receivable, prepaid assets, broker fees receivable, deposits, and various other assets. The decrease was primarily the result of a decrease in accrued interest receivable of $0.3 million, which was due to a lower average balance of loans held for sale.


LIABILITIES

Outstanding balances for the Company's revolving warehouse lines of credit decreased by $34.0 million to $38.6 million at March 31, 1999. The 46.8% decrease in 1999 was primarily attributable to the decrease in loans receivable.

The Company draws on its revolving warehouse lines of credit as needed to fund loan production. As of March 31, 1999, the Company had issued loan funding checks totaling $1.3 million which had not cleared the Company's checking account and for which the Company had not drawn funds from its warehouse lines. These checks cleared the Company's bank accounts in the first few business days of April 1999 and most were funded with cash on hand or new warehouse line draws.

The Savings Bank's deposits totaled $31.0 million at March 31, 1999, compared to $29.7 million at December 31, 1998. The Savings Bank increased its deposits in the first quarter 1999 in order to fund loans. Of the certificate accounts as of March 31, 1999, a total of $15.3 million was scheduled to mature in the twelve-month period ending March 31, 2000.

Promissory notes and certificates of indebtedness totaled $6.1 million at March 31, 1999, compared to $6.0 million at December 31, 1998. The Company has utilized promissory notes and certificates of indebtedness to help fund its operations. These borrowings are subordinated to the Company's warehouse lines of credit. Promissory notes outstanding carry terms of one to five years and interest rates between 8.00% and 10.25%, with a weighted-average rate of 9.49% at March 31, 1999. Certificates of indebtedness are uninsured deposits authorized for financial institutions chartered as a Virginia industrial loan association. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 9.46% at March 31, 1999. The promissory notes and certificates of indebtedness with terms exceeding twelve months as of March 31, 1999 totaled $5.2 million.

Mortgage loans payable decreased by $.8 million to $.3 million at March 31, 1999. The decline is due to the sale of one of the Company's headquarters buildings which the Company was carrying a mortgage note payable of $.8 million.

Accrued and other liabilities decreased by $0.5 million to $4.2 million at March 31, 1999. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The decrease in the first quarter 1999 is primarily attributable to payment of year end accrued payables.

SHAREHOLDERS' EQUITY

Total shareholders' equity at March 31, 1999 was $18.0 million compared to $19.3 million at December 31, 1998. The $1.3 million decrease in the first quarter 1999 was due to the $1.3 million loss for the first quarter of 1999.

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

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to the Company's ability to continue to originate loans. The Company has historically operated, and expects to operate in the future on a negative cash flow basis from operations due to the fact that originations normally exceed loan sales. For the three months ended March 31, 1999 and 1998, the Company was provided cash from operating activities of $33.2 million and $1.4 million, respectively. The net cash used from operating activities was primarily used to fund mortgage loan originations.

The Company finances its operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the three months ended March 31, 1999 and 1998, the Company used cash from financing activities of $33.5 million and $1.7 million, respectively.

The Company's borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on Company office buildings, FHLB advances, subordinated debt and loan proceeds payable) at March 31, 1999 were 77.8%, compared to 82.3% of assets at December 31, 1998.

WAREHOUSE AND OTHER CREDIT FACILITIES

On December 10, 1997, the Company obtained a $100.0 million warehouse line of credit from a commercial bank syndicate. The syndicate's lead bank is Chase Bank of Texas. Other banks in the syndicate are BankBoston, National City Bank, Comerica Bank and Compass Bank. The line is secured by loans originated by the Company and bears interest at a rate of 1.5% over the one-month LIBOR rate. The line expires on December 31, 1999 and is subject to renewal. The Company may receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. As of March 31, 1999, $26.8 million was outstanding under this facility.

Also on December 10, 1997, the Company obtained a $25.0 million seasoned loan line of credit from certain members of the commercial bank syndicate. This line is secured by loans originated by the Company. The seasoned loan line of credit bears interest at a rate of 2.5% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans. There is not a time limit as to the number of days from origination for the loans pledged to secure this line of credit. As of March 31, 1999, $11.8 million was outstanding under this facility.

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

OTHER CAPITAL RESOURCES

The Savings Bank's deposits totaled $31.0 million at March 31, 1999, compared to $29.7 million at December 31, 1998. The Savings Bank increased its deposits in order to fund loans. The Savings Bank currently utilizes funds from the deposits and a line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans.

The Company has utilized promissory notes and certificates of indebtedness to help funds its operations. Promissory notes and certificates of indebtedness totaled $6.1 million at March 31, 1999, compared to $6.0 million at December 31, 1998. These borrowings are subordinated to the Company's warehouse lines of credit.

The Company had cash and cash equivalents of $6.8 million at March 31, 1999. The Company has sufficient cash resources to fund its operations at current levels. New debt financing, equity financing, and lines of credit will be evaluated with consideration for maximizing shareholder value. Management expects that the Company and the industry will be challenged by continued competition and rising delinquencies.

SAVINGS BANK REGULATORY LIQUIDITY

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or savings banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to savings and borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 1998 and in the first quarter of 1999, the Savings Bank maintained liquidity in excess of the required amount, and management anticipates that it will continue to do so.

SAVINGS BANK REGULATORY CAPITAL

At March 31, 1999, the Savings Bank's book value under generally accepted accounting principles ("GAAP") was $5.2 million. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of March 31, 1999, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Savings Bank's GAAP capital to regulatory capital:



                                                     Tangible             Core            Risk-Based
(IN THOUSANDS)                                       Capital             Capital            Capital
GAAP capital                                        $    5,249         $    5,249         $   5,249
Add:  unrealized loss on securities                          9                  9                 9
Nonallowable asset:  goodwill                             (113)              (113)             (113)
Additional capital item:  general allowance                  -                  -               306
                                                 -----------------   ----------------    --------------
Regulatory capital - computed                            5,145              5,145             5,451
Minimum capital requirement                                577              1,539             2,352
                                                 -----------------   ----------------    --------------

Excess regulatory capital                           $    4,568         $    3,606         $   3,099
                                                 =================   ================    ==============

Ratios:
     Regulatory capital - computed                       13.37%             13.37%            17.50%
     Minimum capital requirement                          1.50               4.00              8.00
                                                 =================   ================    ==============
Excess regulatory capital                                11.87%              9.37%             9.50%
                                                 =================   ================    ==============



Management believes that the Savings Bank can remain in compliance with its capital requirements.

The Company is not aware of any other trends, events or uncertainties other than those discussed in the section concerning Gain on Sale of loans on page 11 which will have or that are likely to have a material effect on the Company's or the Savings Bank's liquidity, capital resources or operations. The Company is not aware of any current recommendations by regulatory authorities which if they were implemented would have such an effect.


HEDGING ACTIVITIES

The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. The majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale, the Company in certain cases will enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. Prior to entering into a hedge transaction, the Company performs an analysis of its loans, taking into account such factors as interest rates and maturities, to determine the proportion of contracts to sell so that the risk value of the loans will be most effectively hedged. The Company had no hedge contracts outstanding at March 31, 1999.

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

The Company intends to sell a significant portion of the loans it originates therefore, inflation and interest rates should have a diminishing effect on the Company's results of operations. However, the Savings Bank is expected to continue to build its portfolio of loans held for investment, and this portfolio will be more sensitive to the effects of inflation and changes in interest rates.

Profitability may be directly affected by the level and fluctuation of interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate and purchase loans and affect the mix of first and junior lien mortgage loan products. Generally, first mortgage production increases relative to junior lien mortgage production in response to low interest rates and junior lien mortgage loan production increases relative to first mortgage loan production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's future loan portfolio by increasing the level of loan prepayments and it therefore may also affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities. Additionally, to the extent servicing rights and interest-only and residual assets are capitalized on the Company's books in the future from loan sales through securitization, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely affecting earnings. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow the Company to increase the value of interest-only and residual assets, if created in the future which could have a favorable effect on the Company's results of operations and financial condition.

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

Approved initiated a Year 2000 project in late 1997 under the direction of a project leader, supervised by the Company's Board of Directors. Management has placed a high priority on Year 2000 issues, in recognition of the business risk inherent in non-compliance. The project is proceeding on schedule, with expected completion by the end of third quarter 1999.

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

The Company contracted for a new Human Resource and Payroll system, which is certified by the vendor as being Year 2000 compliant. Installation of these systems occurred in the fourth quarter 1998. All PC equipment located at corporate headquarters, including hardware BIOS, and software, have been upgraded to Year 2000 compliance release levels.

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

Validation of internal mission-critical applications has begun upon those applications certified by their vendors as being fully Year 2000 compliant. Validations of several of the Company's mission-critical systems have been completed. Approved Financial has met the FFIEC milestone of having "internal testing of mission-critical systems substantially complete" by the end of the first quarter 1999.

Although the critical systems are expected to be compliant well before December 31, 1999, the Company is developing a contingency plan to address the possible failure of critical systems. This plan will address the Company's strategy in dealing with an unlikely event such as a system not performing as expected, or if there is non-compliance by a major third party provider. The Company expects to complete its contingency plan by the end of the third quarter of 1999.

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

The majority of the loans originated by the Company are sold through the Company's loan sale strategies in an attempt to limit its exposure to interest rate risk in addition to generating cash revenues. The Company sold, during 1998 and the first three months in 1999, approximately 90.4% of the total loans originated and funded in-house during the year ended December 31,1998. Also, the Company sold, during the first three months in 1999, approximately 85% of loans originated and funded in-house during January and February 1999. The Company expects to sell the majority of its loan originations during the same twelve-month period in which they are funded by the Company in future periods. As a result, loans are held on average for less than 12 months in the Company's portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at March 31, 1999, as anticipated, and is expected to remain negative in future periods. The Company has no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that the Company sells the majority of its loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

The Company's one-year gap was a negative 20.92% of total assets at March 31, 1999, as illustrated in the following table:



                                                       One Year         Two         Three to      More Than
             Description                  Total         Or Less        Years       Four Years     Four Years
--------------------------------------- -----------    ----------    ----------    -----------    -----------
Interest earning assets:
Loans receivable (1)                      $ 74,769      $ 23,681       $ 1,046       $  2,504       $ 47,538
Cash and other
    Interest-earning assets                 10,326        10,326
                                        -----------    ----------    ----------    -----------    -----------

Interest-earning assets                     85,095        34,007         1,046          2,504         47,538


Allowance for loan losses                   (3,643)
Investment in IMC                               68
Premises and equipment, net                  4,857
Other                                       13,691
                                        -----------

Total assets                             $ 100,068
                                        ===========


Interest-bearing liabilities:
Revolving warehouse lines                  $38,584        38,584
FDIC - insured deposits                     31,022        15,259         8,536          4,852          2,375
Other interest-bearing
      Liabilities                            6,910         1,101         1,898          2,613          1,298
                                        -----------    ----------    ----------    -----------    -----------

                                            76,516        54,944        10,434          7,465          3,673
                                                       ==========    ==========    ===========    ===========

Non-interest-bearing liabilities             5,553
Total liabilities                           82,069
Shareholders' equity                        17,999
                                        -----------

Total liabilities and equity             $ 100,068
                                        ===========


Maturity/repricing gap                                 $ (20,937)     $ (9,388)       $(4,961)       $43,865
                                                        =========    ==========    ===========    ===========

Cumulative gap                                         $ (20,937)      (30,325)      $(35,286)        $ 8,579
                                                       ==========    ==========    ===========    ===========


As percent of total assets                                (20.92)%      (30.30)%       (35.26)%          8.57%
                                                       ==========    ==========    ===========    ===========

Ratio of cumulative interest earning
   Assets to cumulative interest earning
    Liabilities                                              .62x          .54x           .52x          1.11x
                                                       ==========    ==========    ===========    ===========


(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

INTEREST RATE RISK

The principal quantitative disclosure of the Company's market risks are the gap table on page 26. The gap table shows that the Company's one-year gap was a negative 20.9% of total assets at March 31, 1999. The Company originates fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of March 31, 1999, 63.6% of the principal on the loans was expected to be received more than four years from that date. However, the Company's activities are financed with short-term loans and credit lines, 71.8% of which reprice within one year of March 31, 1999. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate loans that it originates. If the Company's ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, the Company could be subject to substantial interest rate risk.

Profitability may be directly affected by the levels of and fluctuations in interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect the ability of the Company to purchase and originate loans and would reduce the value of loans held for sale. A significant decline in interest rates could decrease the size of the Company's loan portfolio by increasing the level of loan prepayments. Additionally, to the extent mortgage loan servicing rights in future periods have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of these assets, adversely affecting earnings.

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

ASSET QUALITY

The following table summarizes all of the Company's delinquent loans at March 31, 1999 and December 31, 1998:

(IN THOUSANDS)

                                                    March 31,      December 31,
                                                      1999             1998
                                                  --------------   -------------

Delinquent 31 to 60 days                              $  1,705         $    697
Delinquent 61 to 90 days                                   994            1,115
Delinquent 91 to 120 days                                  370            1,460
Delinquent 121 days or more                              3,145            2,658
                                                  --------------   -------------

Total delinquent loans (1)                            $  6,214         $  5,930
                                                  ==============   =============

Total loans receivable outstanding, gross of the
allowance for loan losses (1)                        $  75,972       $  109,500
                                                  ==============   =============

Delinquent loans as a percentage of total loans
 outstanding:
Delinquent 31 to 60 days                                  2.24%             .64%
Delinquent 61 to 90 days                                  1.31             1.02
Delinquent 91 to 120 days                                  .49             1.33
Delinquent 121 days or more                               4.14             2.43
                                                  --------------   -------------

Total delinquent loans as a percentage
   of total loans outstanding                             8.18%            5.42%
                                                  ==============   =============



-------------
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 31 days or more past due. Interest on loans held for investment by the Savings Bank is accrued until the loans become 90 days or more past due. Nonaccrual loans were $6.2 million and $5.9 million at March 31, 1999 and December 31, 1998, respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $343,000 and $212,000 for the three months ended March 31, 1999 and for the year ended December 31, 1998, respectively. The amount of interest income on the nonaccrual loans, that was included in net income for the three months ended March 31, 1999 was $26,000. The data for interest income on nonaccrual loans, that was included in net income for the three months ended March 31, 1998 was not available.

Loans delinquent 31 days or more as a percentage of total loans outstanding increased to 8.18% at March 31, 1999 from 5.42% at December 31, 1998. The increase was primarily a result of an increase in the dollar amount of loans delinquent 31-60 days and a decrease in the dollar amount of total loans outstanding. The dollar amount of total loans outstanding decreased because the amount of loans sold or prepaid was greater than the amount of loans originated during the three month period ended March 31, 1999.



At March 31, 1999 and December 31, 1998 the recorded investment in loans for which impairment has been determined in accordance with SFAS 114 totaled $3.5 million and $4.1 million, respectively. The average recorded investment in impaired loans for the three months ended March 31, 1999 and the year ended December 31, 1998 was approximately $4.3 million and $2.6 million, respectively.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5. OTHER INFORMATION - None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K -

        (a)     Exhibits:
                27 Financial Data Schedule

        (b)     Reports on Form 8-K:
                No reports on Form 8-K have been filed during the three
                (3) months ending March 31, 1999.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  ______________________               APPROVED FINANCIAL CORP.


                                            By: ________________________________
                                                     Allen D. Wykle,
                                                     Chairman, President,
                                                     and Chief Executive Officer


                                            By: ________________________________
                                                     Eric S. Yeakel,
                                                     Its Treasurer and
                                                     Chief Financial Officer