Form 10-Q
period 1999-06-30
APPROVED FINANCIAL CORP
filed 1999-08-13
CIK 1053924

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
--    1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
                                       --    --
The number of shares outstanding of the registrant's $1.00 par value common stock, as of August 1, 1999: 5,482,114 shares
                              ---------

                           APPROVED FINANCIAL CORP.
INDEX

PART I.     FINANCIAL INFORMATION                                           PAGE
Item 1.     Financial Statements

            Consolidated Balance Sheets as of
             June 30, 1999 and December 31, 1998                               2

            Consolidated Statements of Income (Loss) and
             Comprehensive Income (Loss) for the three
             months ended June 30, 1999 and 1998.                              3

            Consolidated Statements of Income (Loss) and
             Comprehensive Income (Loss) for the six months
             ended June 30, 1999 and 1998                                      4

            Consolidated Statements of Cash Flows for
             the six months ended June 30, 1999
             and 1998.                                                         5

            Notes to Consolidated Financial Statements                         7

            Consolidating Balance Sheet as of June 30, 1999                    9

            Consolidating Statements of Loss for the
             Six months ended June 30, 1999                                   10

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    11

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                                      27

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 32

Item 2.     Changes in Securities                                             32

Item 3.     Defaults Upon Senior Securities                                   32

Item 4.     Submission of Matters to a Vote of Security Holders               32

Item 5.     Other Information                                                 32

Item 6.     Exhibits and Reports on Form 8-K                                  32

                        PART I . FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                        ASSETS                       (Unaudited)       1998
                                                        1999
                                                     ------------  -------------

          Cash                                          $  6,471       $  6,269
          Mortgage loans held for sale, net               62,532        105,044
          Real estate owned, net                           2,161          1,707
          Investments                                      2,524          3,472
          Income taxes receivable                          3,487          2,023
          Deferred tax asset                               1,084          3,330
          Premises and equipment, net                      4,921          5,579
          Goodwill, net                                    4,047          4,554
          Other assets                                     2,832          4,140
                                                     ------------   ------------

           Total assets                                $  90,059     $  136,118
                                                     ============  =============

               LIABILITIES AND EQUITY

Liabilities:
          Revolving warehouse loan                     $  31,835      $  72,546
          FHLB bank advances                               1,000              0
          Mortgage payable                                   346          1,210
          Notes payable-related parties                    3,680          3,628
          Certificates of indebtedness                     2,365          2,414
          Certificates of deposits                        30,026         29,728
          Loan proceeds payable                              271          2,565
          Accrued and other liabilities                    3,870          4,760
                                                     ------------   ------------
          Total liabilities                               73,393        116,851
                                                     ------------   ------------

Shareholders' equity:
          Preferred stock series A, $10 par value;
             Noncumulative, voting:
                 Authorized shares - 100
                 Issued and outstanding shares - 90            1              1
             Common stock $1.00 par value in 1999
                 and 1998:
                 Authorized shares - 40,000,000
                 Issued and outstanding
                 shares - 5,482,114 in
                 1999 and 1998                             5,482          5,482
             Accumulated other comprehensive
                 income (loss)                               (26)            30
             Additional paid in capital                      552            552
             Retained earnings                            10,657         13,202
                                                     ------------   ------------
             Total equity                                 16,666         19,267
                                                     ------------   ------------
             Total liabilities and equity              $  90,059     $  136,118
                                                     ============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 1999
AND 1998 (DOLLARS IN THOUSANDS, EXCEPT
SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

                                                1999            1998
                                             -----------     ------------
Revenue:
     Gain on sale of loans                     $  3,127        $   8,779
     Interest income                              1,943            2,653
     Other fees and income                        2,106            1,678
                                             -----------     ------------
                                                  7,176           13,110
                                             -----------     ------------

Expenses:
     Compensation and related benefits            4,559            5,980
     General and administrative                   3,008            2,820
     Loan production expense                        472              972
     Interest expense                             1,212            1,535
     Provision for loan and foreclosed
        property losses                              43              949
                                             -----------     ------------
                                                  9,294           12,256
                                             -----------     ------------

       Income/(loss) before income taxes         (2,118)             854

Provision for (benefit from) income taxes          (808)             341
                                             -----------     ------------
       Net income/(loss)                         (1,310)             513

Other comprehensive income, net of tax:
  Unrealized losses on securities:
    Unrealized  holding loss arising
     during period                                  (23)          (1,823)
                                             -----------     ------------
Comprehensive loss                            $  (1,333)       $  (1,310)
                                             ===========     ============
Net income/(loss) per share:
          Basic and Diluted                   $   (0.24)       $    0.09
                                             ===========     ============
Weighted average number of shares
    outstanding:
          Basic                               5,482,114        5,512,114
                                             ===========     ============
          Diluted                             5,482,114        5,515,702
                                             ===========     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

                                                1999            1998
                                             -----------     ------------
Revenue:
     Gain on sale of loans                     $  7,523        $  18,533
     Interest income                              4,639            5,254
     Other fees and income                        4,398            3,161
                                             -----------     ------------
                                                 16,560           26,948
                                             -----------     ------------

Expenses:
     Compensation and related benefits            9,390           11,999
     General and administrative                   5,710            5,832
     Loan production expense                      1,027            1,868
     Interest expense                             2,895            3,084
     Provision for loan and
       foreclosed property losses                 1,490              838
                                             -----------     ------------
                                                 20,512           23,621
                                             -----------     ------------

      Income/(loss) before income taxes          (3,952)           3,327

Provision for (benefit from) income
    taxes                                        (1,407)           1,380
                                             -----------     ------------
      Net income/(loss)
                                                 (2,545)           1,947
Other comprehensive income, net of tax:
  Unrealized losses on securities:
    Unrealized  holding loss arising
      during period                                 (56)            (726)
                                             -----------     ------------

Comprehensive income/(loss)                   $  (2,601)       $   1,221
                                             ===========     ============

Net income/(loss) per share:
          Basic and Diluted                   $   (0.46)        $   0.35
                                             ===========     ============


Weighted average number of shares outstanding:
          Basic                               5,482,114        5,509,535
                                             ===========     ============

          Diluted                             5,482,114        5,515,072
                                             ===========     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999  AND 1998
(IN THOUSANDS)
(UNAUDITED)

                                                     1999            1998
                                                 -------------  ------------

Operating activities
     Net income/(loss)                            $    (2,545)    $   1,947
     Adjustments to reconcile net income/
       (loss) to net cash provided by
       operating activities:
          Depreciation of premises and
            equipment                                     442           526
          Amortization of goodwill                        235           190
          Provision for loan losses                     1,080           720
          Provision for losses on real
            estate owned                                  165           119
          Loss on sale of ARM Portfolio shares              8             1
          Loss on sale of real estate owned               245           243
          (Gain) on sale of loans                      (7,523)      (18,533)
          Proceeds from sale and prepayments
            of loans                                  154,139       256,737
          Originations - Loans held for sale         (106,910)     (227,952)
          Changes in assets and liabilities:
            Loan sale receivable                           (2)       (1,794)
            Other assets                                1,308        (4,634)
            Accrued and other liabilities                (618)          884
            Income tax payable                         (1,464)       (2,874)
            Deferred tax asset                          2,277         1,176
            Loan proceeds payable                      (2,294)            0
                                                 -------------  ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES              38,543         6,756


Cash flows from investing activities:
     Purchase of securities                              (125)         (188)
     Sales of ARM Portfolio shares                      4,692             0
     Sales of securities                                    0         1,000
     Purchase of premises and equipment                (1,112)         (590)
     Sales of premises and equipment                    1,328            17
     Sales of real estate owned                         1,172         2,305
     Real estate owned capital improvements              (321)            0
     Recoveries on loans charged off                       11             0
     Purchases of ARM Portfolio shares                 (3,566)            0
     Purchases of FHLB stock                             (146)            0
                                                 -------------  ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES               1,933         2,544

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 1999, AND 1998
(IN THOUSANDS)
(Unaudited)

                                                     1999          1998
                                                 -------------  ------------

Cash flows from financing activities:
     Borrowings - warehouse                           107,455       206,151
     Repayments of borrowings - warehouse            (148,166)     (221,148)
     Proceeds from FHLB advances                        1,000           380
     Principal payments on mortgages payable             (864)          (40)
     Net increase (decrease) in:
       Notes payable                                       52          (146)
       Certificates of indebtedness                       (49)          (60)
       Certificates of deposit                            298         4,162
                                                 -------------  ------------

NET CASH USED BY FINANCING ACTIVITIES                 (40,274)      (10,701)
                                                 -------------  ------------

NET INCREASE (DECREASE) IN CASH                           202        (1,401)

CASH AT BEGINNING OF PERIOD                             6,269        11,869
                                                 -------------  ------------

       CASH AT END OF PERIOD                        $   6,471    $   10,468
                                                 =============  ============


Supplemental cash flow information:
     Cash paid for interest                         $   3,103     $   3,094
     Cash paid for income taxes                             0         3,078

Supplemental non-cash information:
     Loan  balances  transferred  to
        real estate owned                           $   1,975     $   2,731

     Exchange of stock for acquisition
        of Armada Residential
        Mortgage LLC                                        0           669


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999, AND 1998

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate in a single operating segment in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two original channels; a network of mortgage brokers who refer business ("broker" or "wholesale") and a sales staff that originates mortgages directly with the borrower ("retail" or "direct"). Approved has three wholly-owned subsidiaries, Approved Residential Mortgage, Inc. ("ARMI") with broker operations in four states and five retail locations at June 30, 1999, Approved Federal Savings Bank (the "Savings Bank"), a federally chartered thrift institution with broker operations in seven states and ten retail offices at June 30, 1999 and MOFC d/b/a ConsumerOne Financial ("ConsumerOne") with one retail office in Michigan on June 30, 1999. The Savings Bank has a wholly owned subsidiary operating as a title insurance agency.

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

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued, effective for all fiscal quarters, for all fiscal years ending, beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company is currently evaluating the effect this statement will have on the financial statements.



NOTE 4. SALE OF BUILDING:

In March 1999, The Company sold the administrative and executive office building located at 3386 Holland Road, Virginia Beach, Virginia. The sales price was $1,081,250, which resulted in a break-even transaction for the Company. The Company had a mortgage note payable on this property in the amount of $751,674 at the time of sale. The Company also entered into a lease agreement with the purchaser to lease back 15,574 square feet of the premises for an initial term commencing from the closing date to September 30, 1999, with the option to renew the lease for three additional one month terms. The lease payment will be $15,000 per month.

NOTE 5.  PURCHASE OF LAND:

The Company purchased 7.77 acres of land for a new administrative and executive office building from the City of Virginia Beach Development Authority on March 11, 1999. The purchase price of the land was approximately $642,000.



APPROVED FINANCIAL CORP.
CONSOLIDATING BALANCE SHEET
JUNE 30, 1999

($ IN THOUSANDS)
                                                                                                     APPROVED               MOFC,
                                                                             APPROVED    APPROVED    FEDERAL             INC. D/B/A
                                                                            FINANCIAL  RESIDENTIAL   SAVINGS    GLOBAL  CONSUMER ONE
        ASSETS                               CONSOLIDATED   ELIMINATIONS       CORP.     MORTGAGE      BANK      TITLE    FINANCIAL
                                             ------------   ------------    ----------   ---------   --------   ------- ------------

     Cash                                    $    6,471                     $   3,268    $    559    $  2,538    $   51   $     55
     Mortgage loans held for sale, net           62,532                         2,139      29,441      29,505         0      1,447
     Real estate owned, net                       2,161                           576       1,585           0         0          0
     Investments                                  2,524         (8,962)         9,094           0       2,392         0          0
     Income taxes receivable                      3,487         (4,862)         8,349           0           0         0          0
     Deferred tax asset                           1,084         (1,162)             0       2,246           0         0          0
     Premises and equipment, net                  4,921                         3,270         795         174         0        682
     Goodwill, net                                4,047                           913           0         109         0      3,025
     Due from affiliates                              0         (3,486)           936           5       2,538         0          7
     Other assets                                 2,832                         1,369         757         477         8        221
                                             ----------    ------------    -----------   ---------  ---------   --------  ----------
Total Assets                                 $   90,059    $   (18,472)     $  29,914   $  35,388    $ 37,733    $   59   $  5,437
                                             ==========    ============    ===========   =========  =========   ========  =========

LIABILITIES AND EQUITY

Liabilities:
     Revolving  warehouse loan               $   31,835                     $   3,015   $  26,471           0         0  $   2,349
     FHLB bank advances                           1,000                             0           0       1,000         0          0
     Deferred tax liability                           0         (1,162)         1,145           0          17         0          0
     Mortgage payable                               346                           346           0           0         0          0
     Notes payable-related parties                3,680                         3,680           0           0         0          0
     Certificates of indebtedness                 2,365                         2,365           0           0         0          0
     Certificates of  deposits                   30,026                             0           0      30,026         0          0
     Loan proceeds   payable                        271                             0         271           0         0          0
     Due to affiliates                                0         (3,486)           441       2,094         943         3          5
     Accrued and other liabilities                3,870                         2,256         680         221        17        696
     Income taxes payable                             0         (4,862)             0       4,836           0         0         26
                                              ---------     -----------    ----------   ---------   ---------   --------  --------
        Total  Liabilities                       73,393         (9,510)        13,248      34,352      32,207        20      3,076
                                              ---------     -----------    ----------   ---------   ---------   --------  --------

Shareholder's equity:
   Preferred stock-series A                           1              0              1           0           0         0
   Common stock                                   5,482           (299)         5,482         250          32        16          1
   Unrealized gain on securities                    (26)             9            (26)          0          (9)        0          0
   Additional paid in capital                       552         (6,837)           552         491       3,056         0      3,290
   Retained earnings                             10,657         (1,835)        10,657         295       2,447        23       (930)
                                              ---------     -----------    ----------   ---------   ---------   --------  ---------
       Total Equity                              16,666         (8,962)        16,666       1,036       5,526        39      2,361
                                              ---------     -----------    ----------   ---------   ---------   --------  ---------
          Total liabilities and equity        $  90,059    $   (18,472)     $  29,914   $  35,388   $  37,733   $    59   $  5,437
                                              =========    ============    ==========   =========   =========   ========  =========

APPROVED FINANCIAL CORP.
CONSOLIDATING STATEMENT OF INCOME/(LOSS)
FOR THE SIX MONTHS ENDING JUNE 30, 1999


($ IN THOUSANDS)

                                                                                                                         MOFC, INC.
                                                                                                     APPROVED              D/B/A
                                                                              APPROVED    APPROVED   FEDERAL              CONSUMER
                                                                              FINANCIAL RESIDENTIAL  SAVINGS    GLOBAL       ONE
                                              CONSOLIDATED    ELIMINATIONS      CORP.     MORTGAGE    BANK      TITLE    FINANCIAL
                                              ------------   -------------   ----------   --------  --------  --------  -----------
REVENUE:
     Gain on sale of loans                     $    7,523                     $    450    $ 3,734  $  2,300         0     $ 1,039
     Interest income                                4,639                          351      2,142     1,906         1         239
     Other fees and income                          4,398                            3      2,498     1,128        20         749
                                              -----------    -------------   ---------   --------  --------  --------    ---------
                                                   16,560                          804      8,374     5,334        21       2,027
                                              -----------    -------------   ---------   --------  --------  --------    ---------
EXPENSES:
     Compensation and related                       9,390                        2,407      4,459     1,784         1         739
     General and administrative                     5,710                        1,724      1,415     1,619         5         947

     Loan production expense                        1,027                           44        631       263         0          89

     Interest expense                               2,895                          643      1,310       871         0          71
     Provision for loan/REO losses                  1,490                         (728)     2,167        59         0          (8)
                                              -----------    ------------    ----------   --------  --------  --------   ---------
                                                   20,512                        4,090      9,982     4,596         6       1,838
                                              -----------    ------------    ----------   --------  --------  --------   ---------
Income before income taxes                         (3,952)                      (3,286)    (1,608)      738        15         189

Provision for income taxes                         (1,407)                      (1,698)         0       285         6           0
                                              -----------    ------------    ----------   -------- ---------  --------   ---------
Net Income/(Loss)                              $   (2,545)                   $  (1,588)  $ (1,608) $    453   $     9    $    189
                                              ===========    ============    ==========   ======== =========  ========   =========


          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



GENERAL

The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for the three and six month periods ended June 30, 1999 and 1998 and its consolidated financial position at June 30, 1999 and December 31, 1998. The discussion includes some forward-looking statements involving estimates and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors such as reduced demand for loans, competitive forces, limits on available funds, loan delinquency, default on loss rates, general economic environment, market forces affecting the price of the Company's common stock, and other risks as disclosed in the Company's filing on Form 10K for the year ended December 31, 1998. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's 1998 audited financial statements.





RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1998.

NET INCOME

The Company's net loss for the three and six months ended June 30, 1999 was $1.3 and $2.5 million compared to net income of $0.5 and $1.9 million for the three and six month periods ended June 30, 1998. On a per share basis (diluted), income (loss) for the three and six months ended June 30, 1999 was $ (0.24) and $ (0.46) compared to $0.09 and $0.35 for the three and six months ended June 30, 1998.

ORIGINATION OF MORTGAGE LOANS

The following table shows the loan originations in dollars and units for the Company's broker and retail divisions for the three and six months ended June 30, 1999 and 1998. During the second quarter of 1999, the Company initiated in-house funding of conforming mortgages originated by the retail division. Additionally, the retail branches originate mortgages that are funded through other lenders ("Brokered Loans"). Brokered Loans consist primarily of non-conforming mortgages that do not meet the Company's underwriting criteria and conforming loans.



                                                        Three Months             Six Months
                                                           Ended                    Ended
                                                          June 30,                 June 30,
                                                        1999    1998            1999    1998
  (dollars in thousands)                             ---------------          ---------------

  Dollar Volume of Loans Originated:
     Broker                                       $   31,585  $   55,788    $  57,310  $  105,083
     Retail - funded through other lenders            42,352      20,936       88,856      36,430
     Retail - funded in-house non-conforming          17,065      63,340       42,100     122,869
     Retail - funded in-house
        conforming and government                      7,451           0        7,451           0
                                                  ----------------------    ----------------------
            Total                                    $98,453    $140,064    $ 195,717  $  264,382
                                                  ======================    ======================

  Number of Loans Originated:
     Broker                                              519         999          927       1,904
     Retail - funded through other lenders               497         267        1,042         423
     Retail - funded in-house
        non-conforming                                   268       1,148          645       2,270
     Retail - funded in-house
        conforming and government                         79           0           79           0
                                                 -----------------------   ----------------------
            Total                                      1,363       2,414        2,693       4,597
                                                 =======================   ======================



The decrease of 29.7% and 26.0% in dollar volume of loans, originated during the three and six months ended June 30, 1999, compared to the same period in 1998 was due primarily to increased competition in the non-conforming mortgage industry.

Loans originated through the Company's retail offices (including brokered loans), decreased 20.6% and 13.1% to $66.9 million and $138.5 million for the three and six month periods ended June 30, 1999, compared to $84.3 million and $159.3 million during the same periods in 1998. The decrease was primarily the result of decrease in the number of retail loan origination centers from 26 at June 30, 1998 to 16 as of June 30, 1999.

The volume of loans originated through referrals from the Company's network of mortgage brokers decreased 43.4% and 45.5% to $31.6 million and $57.3 million for the three and six months ended June 30, 1999, compared to $55.8 million and $105.1 million for the three and six months ended June 30, 1998. Contributing to this decrease in volume from broker referrals is the refinance boom for conforming mortgages created by the low interest rate environment and increased competition in the non-conforming mortgage industry.

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

Loan sales totaled $58.1 and $139.9 million for the three and six months ended June 30, 1999, compared to $117.0 and $231.2 million (including seasoned loan sales) for the same period in 1998. The decrease was caused primarily by the decrease in loan origination volume.

Gain on the sale of loans was $3.1 and $7.5 million for the three and six months ended June 30, 1999, which compares with $8.8 and $18.5 million (excluding the $10 million seasoned loan sale the Company executed in June 1998) for the same period in 1998. The decrease for the three and six months ended June 30, 1999, was the direct result of a decrease in the weighted-average premium paid by investors for the Company's loans and a lower volume of loans sold. Gain on the sale of mortgage loans represented 43.6% and 45.4% of total revenue during the three and six months ended June 30, 1999, compared to 67.0% and 68.8% of total revenue for the same period in 1998.

The weighted-average premium realized by the Company on its loan sales decreased to 3.10% and 3.15%, during the three and six months ended June 30, 1999, from 4.47% and 5.30% (including seasoned loan sales) for the same period in 1998. The decrease in premium percentage was caused by material changes in the secondary market conditions for non-conforming mortgage loans. The Company has never used securitization as a loan sale strategy. However, the whole-loan sale marketplace was impacted by changes that affected companies who previously used securitization to sell loans. Excessive competition during 1997 and 1998 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool. The increased prepayment speeds experienced in the industry were greater than the assumptions previously used by many securitization issuers and led to an impairment of Asset values for several companies in the industry. Additionally, in September 1998, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many of these companies reported material losses, experienced reductions in liquidity sources and diverted to whole loan sale strategies in order to generate cash. This shift materially decreased the demand and increased the supply of non-conforming mortgage loans in the secondary marketplace, which resulted in significantly lower premiums on non-conforming whole-loan mortgage sales.

In addition, the premium percentage has decreased due to a decrease in the Weighted Average Coupon ("WAC") on the Company's loan originations, which was primarily the result of a lower interest rate market and a shift in the Company's origination profile to a higher credit grade customer. These premiums do not include loan origination fees collected by the Company at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

The Company defers recognizing income from the loan origination fees it receives at the time a loan is closed. These fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans for the three and six months ended June 30, 1999 was $1.4 and $3.3 million, compared to $3.0 and $6.0 million in the three and six months ended June 30, 1998. The decrease is the result of a decrease in the volume of loans sold, which were generated by the Company's retail division. The Company's retail loan sales during the three and six months ended June 30, 1999 comprised 57.1% and 53.9% of total loan sales, with average loan origination fee income earned of 4.11% and 4.35%, (including conforming loans). Excluding conforming loans the average loan origination fee income earned was 4.44% and 4.50% for the three and six months ended June 30, 1999. For the same period in 1998, the Company's retail loan sales were 54.0% and 54.6% of total loan sales with average origination fee income earned of 5.25% and 4.98%. Fees associated with selling loans were approximately six and 12 basis points of the dollar volume of loans sold for the three and six months ended June 30, 1999 compared to 19 basis points for the three and six months ended June 30, 1998.

The Company also defers recognition of the expense it incurs, from the payment of fees to mortgage brokers, for services rendered on loan originations. These fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold.

INTEREST INCOME AND EXPENSE

The Company's net interest income is dependent on the difference, or "spread", between the interest income it receives from its loans and its cost of funds, consisting principally of the interest expense paid on the warehouse lines of credit, the Savings Bank's deposit accounts and other borrowings.

Interest income for the three and six months ended June 30, 1999 was $1.9 million and $4.6 million compared with $2.7 and $5.3 million for the same period ended in 1998. The decrease in interest income for the three and six months ended June 30, 1999 was primarily due to a lower average yield on the loans held for sale.

Interest expense for the three and six months ended June 30, 1999 was $1.2 and $2.9 million compared with $1.5 and $3.1 million for the three and six months ended June 30, 1998. The decrease in interest expense for the three and six months ended June 30, 1999, was the direct result of a decrease in the average balance of interest-bearing liabilities.

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

The following tables reflect the average yield earned and rates paid by the Company during the six months ended June 30, 1999 and 1998. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.



(IN THOUSANDS)


                                                              June 30, 1999                    June 30, 1998
                                                -------------------------------------   ------------------------------------
                                                  Average                  Average        Average                  Average
                                                  Balance     Interest    Yield/Rate      Balance    Interest    Yield/Rate
                                                -----------   --------    ------------  ----------   ---------   -----------

Interest-earning assets:
     Loans receivable (1)                       $   83,181  $    4,433      10.66%      $  79,802    $   5,031       12.71%
     Cash and other interest-
        Earning assets                               8,578         206       4.80           6,982          223        6.44
                                                ----------   ---------   ---------     -----------   ---------   ---------
                                                    91,759       4,639      10.11%         86,784        5,254       12.21
                                                -----------  ---------   ---------     -----------   ---------   ---------

Non-interest-earning assets:
     Allowance for loan losses                      (3,178)                                (1,642)
     Investment in IMC                                 114                                 12,336
     Premises and equipment, net                     5,271                                  4,689
     Other                                          13,732                                 16,906
                                                -----------                            -----------
     Total assets                               $  107,698                             $  119,073
                                                ===========                            ===========


Interest-bearing liabilities:
     Revolving  warehouse  lines                $   47,301       1,676       7.09%     $   55,169        1,978        7.23%
     FDIC - insured deposits                        30,716         861       5.61          19,561          585        6.03
     Other interest-bearing
         liabilities                                 7,557         358       9.47          11,350          521        9.26
                                                -----------   --------   ---------     -----------   ---------   ---------
                                                    85,574       2,895       6.77          86,080        3,084        7.22
                                                -----------   --------   ---------     -----------   ---------   ---------

Non-interest-bearing liabilities                     4,451                                  5,957
                                                -----------                            -----------
     Total liabilities                              90,025                                 92,037

Shareholders' equity                                17,673                                 27,036
                                                -----------                            -----------
     Total liabilities and equity               $  107,698                             $  119,073
                                                ===========                            ==========
Average dollar difference between
     interest-earning assets and interest-
     bearing liabilities                        $    6,185                             $      704
                                                ===========                            ==========

Net interest income                                          $   1,744                               $   2,170
                                                            ==========                               =========
Interest rate spread (2)                                                     3.34%                                    4.99%
                                                                         ==========                               ==========
Net annualized yield  on
    average interest-earning
    assets                                                                   3.80%                                     5.04%
                                                                         ==========                               ==========


(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.





The following table shows the change in net interest income which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, and for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $426,000 in net interest income for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 was primarily the result of a decrease in the average yield on interest-earning assets.

($ IN THOUSANDS)


                                                   1999 Versus 1998                1998 Versus 1997
                                                Increase (Decrease) due to:    Increase (Decrease) due to:
                                                Volume     Rate      Total     Volume     Rate      Total
                                               ---------  --------  ---------  --------  --------  --------
Interest-earning assets:
  Loans receivable                               $ 226    $  (824)   $  (598)   $   568   $  (352)  $   216
  Cash and other interest-
      Earning assets                               199       (216)       (17)       135         6       141
                                                -------   --------- ----------  --------  --------  --------
                                                   425     (1,040)      (615)       703      (346)      357
                                                -------   --------  ---------  --------   --------  --------

Interest-bearing liabilities:
  Revolving warehouse lines                       (279)       (23)      (302)      (176)     (181)     (357)
  FDIC-insured deposits                            310        (34)       276        526         3       529
  Other interest-
     Bearing liabilities                          (180)        17       (163)        59        (5)       54
                                                -------    --------  ---------  --------  --------  --------
                                                  (149)       (40)      (189)       409      (183)      226
                                                -------    --------  ---------  --------  --------  --------


Net interest income (expense)                   $  574   $ (1,000)  $   (426)   $   294   $  (163)  $   131
                                               =======   ========   =========  ========  ========   ========


OTHER INCOME

In addition to net interest income (expense), and gain on the sale of loans, the Company derives income from origination fees earned on Brokered Loans generated by the Company's retail offices. Also, other fees earned on the loans funded by the Company, such as underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments are classified as other income. Other income for the three and six months ended June 30, 1999 was $2.1 and $4.4 million compared with $1.7 and $3.2 million for the same period ended in 1998. The increase in other income for the three and six months ended June 30, 1999 was primarily due to an increase in brokered loan fee income. Brokered Loan fees were $1.7 and $3.5 million for the three and six months ended June 30, 1999, compared to $1.0 and $1.7 million for the three and six months ended June 30, 1998. The underwriting fee income decreased for the three and six months ended June 30, 1999 compared to the same period a year earlier due to the lower unit volume of in-house loans closed.


COMPREHENSIVE INCOME

The Company has other comprehensive income (loss) in the form of unrealized holding gains (losses) on securities held for sale. For the three and six months ended June 30, 1999, other comprehensive loss was $0.02 and $0.06 million compared to other comprehensive loss of $1.82 and $0.73 million for the three and six months ended June 30, 1998. The loss for the three and six months ended June 30, 1999 and June 30, 1998 was related to a decrease in the market price of IMC Mortgage Company common stock. The Company owned 435,634 shares of IMC Mortgage Company common stock on June 30, 1999.

COMPENSATION AND RELATED EXPENSES

The largest component of expenses is compensation and related benefits expense, which decreased by $1.4 and $2.6 million to $4.6 and $9.4 million for the three and six-month periods ended June 30, 1999 compared to the same period in 1998. The 23.8% and 21.7% decreases were directly attributable to a decrease in the number of employees. During the three and six months ended June 30, 1999 the company had an average full time equivalent employee count of 415 and 442 compared to 596 and 569 full time equivalent employee count during the three and six month periods ended June 30, 1998. The Company has 361 full time equivalent employees as of June 30, 1999. The reduction in employees was part of the Company's cost reduction initiative.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended June 30, 1999 increased by $0.2 million to $3.0 million, compared to the three month period ended June 30, 1998. The increase is attributed to increases in advertising expense, rent expense and depreciation expense. For the three months ended June 30, 1999 these three expense items increased $0.6 million compared to the same period ended June 30, 1998. The increase in advertising was caused by the Company's formation of a centralized advertising and marketing department in order to consolidate its generation of new customer leads. The sale lease back of the building that houses the advertising and marketing department in Virginia Beach caused the increase in rent. Also, the Company continues to pay rent on a majority of offices that it has closed. The Company is currently attempting to sublease these locations. The increase in depreciation expense was caused by the acquisition of ConsumerOne Financial Corp. ConsumerOne has depreciable equipment of $1.0 million. Expenses in all other general and administrative categories decreased by $0.4 million during the three month period ended June 30, 1999, compared to the three month period ended June 30, 1998. These expenses were part of the Company's cost reduction initiative.

General and administrative expenses for the six months ended June 30, 1999 decreased by $0.1 million to $5.7 million, compared to the six month period ended June 30, 1998. The decrease is attributed to the company's cost reduction initiative.

LOAN PRODUCTION EXPENSE

The largest component of loan production expense is fees paid by the Company to mortgage brokers for services rendered in the preparation of loan packages. Average fees paid to mortgage brokers for the three and six months ended June 30, 1999 were 0.27% and 0.51%, compared to 0.79% and 0.72% for the same periods ended June 30, 1998. Other items that comprise loan production expenses are appraisals, credit reports, leads research and telemarketing expenses. Loan production expenses for the three and six months ended June 30, 1999 were $0.5 and $1.0 million compared to $1.0 and $1.9 million for the three and six months ended June 30, 1998. The decrease was primarily the result of a decrease in services rendered fees paid to mortgage brokers.

PROVISION FOR LOAN LOSSES

The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the six months ended June 30, 1999 and the year ended December 31, 1998:

(IN THOUSANDS)

                                                        1999            1998
                                                   --------------   ------------

Balance at beginning of year                         $     2,590    $     1,687
Provision charged to expense                               1,080          3,064
Acquisition of MOFC, Inc.                                      0             49
Loans charged off                                           (865)        (2,372)
Recoveries of loans previously charged off                    11            162
                                                   --------------   ------------

Balance at end of period                             $     2,816    $     2,590
                                                   ==============   ============

Loans receivable at period-end, gross
      of allowance for losses                       $     65,349    $   107,634

Ratio of allowance for loan losses to gross
      loans receivable at period-end                        4.31%          2.41%





The Company decreased its provision for loan losses $0.3 million for the three months ended June 30, 1999 and added $1.1 million, during the six months ended June 30, 1999 to the allowance for loan losses. This compares to additions of $0.7 and $0.7 million for the three and six months ended June 30, 1998. The decrease was primarily the result of the composition of loans held for sale and the recent secondary market environment for whole loan sales. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off, are accounted for in the allowance for loan losses.

The allowance is established at a level that management considers adequate relative to the composition of the current portfolio of loans held for sale. Management considers current characteristics of the portfolio such as credit quality, the weighted average coupon, the weighted average loan to value ratio, the age of the loan portfolio and the portfolio's delinquency status in the determination of an appropriate allowance. Other criteria such as trends in the demand for non-conforming mortgage loans in the secondary market and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future.

PROVISION FOR FORECLOSED PROPERTY LOSSES

The provision for foreclosed property losses increased by $0.3 and $0.2 million for the three and six months ended June 30, 1999, compared to an increase of $0.3 and 0.1 million for the three and six months ended June 30, 1998.

Sales of real estate owned yielded net losses of $77,000 and $245,000 for the three and six months ended June 30, 1999 versus $100,000 and $370,000 for the three and six months ended June 30, 1998.

The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for the six months ended June 30, 1999 and the year ended December 31, 1998:

(IN THOUSANDS)





                                                    Six Months      Year Ended
                                                       Ended        December 31,
                                                   June 30,1999        1998
                                                   --------------   ------------

Balance at beginning of year                            $    503       $    671
Provision charged to expense                                 166           (168)
                                                   --------------   ------------

Balance at end of period                                $    669       $    503
                                                   ==============   ============

Real estate owned at period-end, gross
      of allowance for losses                          $   2,829      $   2,211

Ratio of allowance for foreclosed property losses
      to gross real estate owned at period-end             23.65%         22.75%



The Company maintains a reserve on its real estate owned ("REO") based upon management's assessment of appraised values at the time of foreclosure. The increase in the provision for foreclosed property losses relates to an increase in the dollar amount of outstanding REO at June 30, 1999 when compared to December 31, 1998. While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

ASSETS

The total assets of the Company were $90.1 million at June 30, 1999, compared to total assets of $136.1 million at December 31, 1998. The decrease was primarily due to a decrease in net mortgage loans receivable.

Cash and cash equivalents increased by $.2 million to $6.5 million at June 30, 1999, from $6.3 million at December 31, 1998. The principal reason for the increase for the period ending June 30, 1999 was the receipt of proceeds from loan sales in the final week of June 1999. These proceeds were used to fund new loans in the first week of July 1999.

Net mortgage loans receivable decreased by $42.5 million to $62.5 million at June 30, 1999. The 40.5% decrease in 1999 is primarily due to the Company selling more loans than were originated in-house during the first six months of 1999.

Real estate owned ("REO") increased by $.5 million to $2.2 million at June 30, 1999. The 26.6% increase in REO resulted from the sale of $1.4 million in REO properties and additions of $2.0 million to REO during the six months ended June 30, 1999.

Investments decreased by $.9 million to $2.5 million at June 30, 1999. The 27.3% decrease in Investments in 1999 is primarily due to the sale of shares in the Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio. Investments consist primarily of an Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio and FHLB stock owned by the Savings Bank. Also, included in Investments is a $.13 million investment pursuant to the Company's joint venture with a conforming mortgage company located in Virginia Beach.

Premises and equipment decreased by $.7 million to $4.9 million at June 30, 1999. The primary reason for the 1999 decrease was the sale of one of the Company's office buildings in Virginia Beach for $1.1 million. This decrease was offset by the $0.6 million acquisition of 7.77 acres of land designated for the future location of the Company's administrative and executive headquarters. In addition, the disposition of equipment located in the retail branches recently closed by the Company contributed to the decrease.

Goodwill (net) decreased by $.5 million to $4.0 million at June 30, 1999. The 1999 decrease is due to amortization of the intangible asset as well as the reversal of $.3 million in goodwill attributed to the 1998 acquisition of an Atlanta Georgia based loan origination office. The goodwill was reversed because the Atlanta office did not reach its profit goal on an earnout provision.

The income tax receivable increased by $1.5 million to $3.5 million at June 30, 1999. The 72.4% increase can be attributed to the Company's before tax net loss of $4.0 million for the first six months of 1999.

The deferred tax asset decreased by $2.2 million to $1.1 million at June 30, 1999. The change was the result of a combination of a reduction of the state tax rate from 8.75% in 1998 to 7.0% in 1999 and the elimination of unearned loan fees (FAS 91) as a timing difference in the calculation of the Company's tax provision.

Other assets decreased by $1.3 million to $2.8 million at June 30, 1999. Other assets consist of accrued interest receivable, prepaid assets, Brokered Loan fees receivable, deposits, and various other assets. Accrued interest receivable decreased by $.5 million, which was due to a lower average balance of loans held for sale at June 30, 1999. In addition, the Company had a $.6 million prepaid loan funding on the books in 1998 and at June 30, 1999 the balance was $.04 million. The remainder of the decrease is due to a lower Brokered Loan fee receivable for the first six months of 1999 in comparison with 1998.

LIABILITIES

Outstanding balances for the Company's revolving warehouse lines of credit decreased by $40.7 million to $31.8 million at June 30, 1999. The 56.1% decrease in 1999 was primarily attributable to the decrease in loans receivable.

The Company draws on its revolving warehouse lines of credit as needed to fund loan production. As of June 30, 1999, the Company had issued loan funding checks totaling $.8 million which had not cleared the Company's checking account and for which the Company had not drawn funds from its warehouse lines. These checks cleared the Company's bank accounts in the first few business days of July 1999 and most were funded with cash on hand or new warehouse line draws.

The Savings Bank's deposits totaled $30.0 million at June 30, 1999, compared to $29.7 million at December 31, 1998. Of the certificate accounts as of June 30, 1999, a total of $16.2 million was scheduled to mature in the twelve-month period ending June 30, 2000.

Promissory notes and certificates of indebtedness totaled $6.0 million at June 30, 1999, compared to $6.0 million at December 31, 1998. The Company has utilized promissory notes and certificates of indebtedness to help fund its operations. These borrowings are subordinated to the Company's warehouse lines of credit. Promissory notes outstanding carry terms of one to five years and interest rates between 8.00% and 10.25%, with a weighted-average rate of 9.66% at June 30, 1999. Certificates of indebtedness are uninsured deposits authorized for financial institutions chartered as a Virginia industrial loan association. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 9.70% at June 30, 1999. The promissory notes and certificates of indebtedness with terms exceeding twelve months as of June 30, 1999 totaled $4.9 million.

Mortgage loans payable decreased by $.9 million to $.3 million at June 30, 1999. The decrease is due to the sale on one of the Company's headquarters buildings which the Company was carrying a mortgage note payable of $.8 million.

Accrued and other liabilities decreased by $.9 million to $3.9 million at June 30, 1999. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The decrease in the first six months of 1999 is primarily attributable to payment of year end accrued payables as well as the elimination of the $.3 million investment payable attributed to the 1998 acquisition of the Atlanta, Georgia based loan origination office.

SHAREHOLDERS' EQUITY

Total shareholders' equity at June 30, 1999 was $16.7 million compared to $19.3 million at December 31, 1998. The $2.6 million decrease in the first six months of 1999 was due to the $2.6 million loss for the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require access to short- and long-term sources of cash. The Company uses cash flow from the sale of loans through whole loan sales, loan origination fees, processing and underwriting fees, net interest income, and borrowings under its warehouse facilities, certificates of indebtedness issued by Approved Financial Corp. and certificates of deposit issued by the Savings Bank to meet its working capital needs. The Company's primary operating cash requirements include the funding of mortgage loan originations pending their sale, operating expenses, income taxes and capital expenditures.

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to the Company's ability to continue to originate loans. The Company has historically operated, and expects to operate in the future on a negative cash flow basis from operations due to the fact that originations normally exceed loan sales. For the six months ended June 30, 1999 and 1998, the Company was provided cash from operating activities of $38.5 million and $6.8 million, respectively. The net cash used from operating activities was primarily used to fund mortgage loan originations.

The Company finances its operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the six months ended June 30, 1999 and 1998, the Company used cash from financing activities of $40.3 million and $10.7 million, respectively.

The Company's borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on Company office buildings, FHLB advances, subordinated debt and loan proceeds payable) at June 30, 1999 were 77.2%, compared to 82.3% of assets at December 31, 1998.

WAREHOUSE AND OTHER CREDIT FACILITIES

On December 8, 1997, the Company obtained a $100.0 million warehouse line of credit from a commercial bank syndicate. The syndicate's lead bank is Chase Bank of Texas. Other banks in the syndicate are BankBoston, National City Bank, Comerica Bank and Compass Bank. The line is secured by loans originated by the Company and bears interest at a rate of 1.5% over the one-month LIBOR rate. The line expires on December 7, 1999 and is subject to renewal of which there can be no assurance. The Company may receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. As of June 30, 1999, $21.5 million was outstanding under this facility.

Also on December 8, 1997, the Company obtained a $25.0 million seasoned loan line of credit from certain members of the commercial bank syndicate. This line is secured by loans originated by the Company. The line expires on December 7, 1999 and is subject to renewal of which there can be no assurance. The seasoned loan line of credit bears interest at a rate of 2.5% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans. There is not a time limit as to the number of days from origination for the loans pledged to secure this line of credit. As of June 30, 1999, $10.3 million was outstanding under this facility.

WHOLE LOAN SALE PROGRAM

The Company's most important source of liquidity and capital resources is the ability to profitably sell conforming and non-conforming loans in the secondary market. The market value of the loans funded by the Company is dependent on a number of factors, including but not limited to loan delinquency and default rates, the original term and current age of the loan, the interest rate and loan to value ratio, whether or not the loan has a prepayment penalty, the credit grade of the loan, the credit score of the borrower, the geographic location of the real estate, the type of property, the supply and demand for conforming and non-conforming loans in the secondary market, general economic and market conditions, market interest rates and governmental regulations. Adverse changes in these conditions may affect the Company's ability to sell mortgages in the secondary market for acceptable prices, which is essential to the continuation of the Company's mortgage origination operations.





OTHER CAPITAL RESOURCES

The Savings Bank's deposits totaled $30.0 million at June 30, 1999, compared to $29.7 million at December 31, 1998. The Savings Bank currently utilizes funds from the deposits and a line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans.

The Company has utilized promissory notes and certificates of indebtedness to help funds its operations. Promissory notes and certificates of indebtedness totaled $6.0 million at June 30, 1999, compared to $6.0 million at December 31, 1998. These borrowings are subordinated to the Company's warehouse lines of credit.

The Company had cash and cash equivalents of $6.5 million at June 30, 1999. The Company has sufficient resources to fund its current operations. Alternative sources for future liquidity and capital resource needs may include the issuance of debt or equity securities and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value. Management expects that the Company and the industry will continue to be challenged by a limited availability of capital, a reduction in premiums received on non-conforming mortgage loans sold in the secondary market compared to premiums realized in recent years, new competition and a rise in loan delinquency and the associated loss rates.

SAVINGS BANK REGULATORY LIQUIDITY

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or savings banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to savings and borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 1998 and in the first six months of 1999, the Savings Bank maintained liquidity in excess of the required amount, and management anticipates that it will continue to do so.

SAVINGS BANK REGULATORY CAPITAL

At June 30, 1999, the Savings Bank's book value under generally accepted accounting principles ("GAAP") was $5.5 million. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of June 30, 1999, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Savings Bank's GAAP capital to regulatory capital:

                                      Tangible          Core         Risk-Based
(IN THOUSANDS)                         Capital         Capital         Capital

GAAP capital                         $  5,526         $  5,526       $   5,526
Add:  unrealized loss on
      securities                           10               10              10
Nonallowable asset:  goodwill            (109)            (109)           (109)
Additional capital item:
  general allowance                         0                0             336
                                     ----------      -----------     -----------
Regulatory capital - computed           5,427            5,427           5,763
Minimum capital requirement               565            1,130           2,211
                                     ----------      -----------     -----------

Excess regulatory capital            $  4,862         $  4,297       $   3,552
                                     ==========      ===========    ============

Ratios:
     Regulatory capital -               14.41%           14.41%          20.85%
          computed
     Minimum capital                     1.50%            4.00%           8.00%
          requirement                ===========    ============   ============
Excess regulatory capital               12.91%           10.41%          12.85%
                                     ===========    ============   ============



Management believes that the Savings Bank can remain in compliance with its capital requirements.

The Company is not aware of any other trends, events or uncertainties other than those discussed in the section concerning Gain on Sale of loans on page 12 which will have or that are likely to have a material effect on the Company's or the Savings Bank's liquidity, capital resources or operations. The Company is not aware of any current recommendations by regulatory authorities, which if they were implemented would have such an effect.


HEDGING ACTIVITIES

The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. The majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale, the Company in certain cases may enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. The Company may in the future enter into similar transactions with government and quasi-government agency securities in relation to its origination and sale of conforming mortgage loans. Prior to entering into a hedge transaction, the Company performs an analysis of its loans, taking into account such factors as interest rates and maturities, to determine the proportion of contracts to sell so that the risk value of the loans will be most effectively hedged. The Company had no hedge contracts outstanding at June 30, 1999.

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

All statements made herein relating to our Year 2000 efforts are "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosures Act, and to the extent applicable, are entitled to the protection of such act.



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

The majority of the loans originated by the Company are sold through the Company's loan sale strategies in an attempt to limit its exposure to interest rate risk in addition to generating cash revenues. The Company sold, during 1998 and the first six months in 1999, approximately 93.3% of the total loans originated and funded in-house during the year ended December 31,1998. Also, the Company sold, during the first six months in 1999, approximately 84.0% of loans originated and funded in-house during the period beginning January 1999 and ending May 31, 1999. The Company expects to sell the majority of its loan originations within the twelve-month period following the closing date of the loan. On average, loans are held for less than 12 months in the Company's portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at June 30, 1999, as anticipated, and is expected to remain negative in future periods. The Company has no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that the Company sells the majority of its loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.


The Company's one-year gap was a negative 27.12% of total assets at June 30, 1999, as illustrated in the following table:


                                             One Year      Two       Three to    More Than
          Description              Total      Or Less     Years     Four Years   Four Years
-------------------------------------------  ----------  ---------  -----------  ----------
Interest earning assets:
Loans receivable (1)                65,349   $  18,550   $   1,458    $   3,473   $  41,868
Cash and other                       8,824       8,824
    Interest-earning assets

                                 ----------  ----------  ---------  -----------  ----------

Interest-earning assets             74,173      27,374       1,458        3,473      41,868
                                             ----------  ---------  -----------  ----------

Allowance for loan losses           (2,816)
Investment in IMC                       46
Premises and equipment, net          4,921
Other                               13,735
                                 ----------

Total assets                       $90,059
                                 ==========


Interest-bearing liabilities:
Revolving warehouse lines           31,835      31,835
FDIC - insured deposits             30,026      16,250       6,649        5,049       2,078
Other interest-bearing               7,825       3,710       1,397        2,431         287
      Liabilities
                                 ----------  ----------  ---------  -----------  ----------

                                    69,686    $ 51,795    $  8,046    $   7,480   $   2,365
                                             ==========  =========  ===========  ==========

Non-interest-bearing liabilities     3,707
                                 ----------
Total liabilities                   73,393
Shareholders' equity                16,666
                                 ----------

Total liabilities and equity      $ 90,059
                                 ==========


Maturity/repricing gap                       $ (24,421)  $  (6,588)   $  (4,007)  $  39,503
                                             ==========  =========   ===========  ==========

Cumulative gap                               $ (24,421)  $ (31,009)   $ (35,016)  $   4,487
                                             ==========  ==========  ===========  ==========


As percent of total assets                      (27.12%)    (34.43%)     (38.88%)      4.98%
                                             ==========  ===========  ===========  ==========

Ratio of cumulative interest
  earning Assets to cumulative
  interest earning Liabilities                     .53x        .48x         .48x       1.06x
                                             ==========  ===========  ===========  ==========


(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

INTEREST RATE RISK

The principal quantitative disclosure of the Company's market risks is the gap table on page 28. The gap table shows that the Company's one-year gap was a negative 27.12% of total assets at June 30, 1999. The Company primarily originates fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of June 30, 1999, 64.1% of the principal on the loans was expected to be received more than four years from that date. However, the Company's activities are financed with short-term loans and credit lines, 74.3% of which reprice within one year of June 30, 1999. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate loans that it originates. If the Company's ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, the Company could be subject to substantial interest rate risk.

Profitability may be directly affected by the levels of and fluctuations in interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect the ability of the Company to originate loans and would reduce the value of loans held for sale. A significant decline in interest rates could decrease the size of the Company's loan portfolio by increasing the level of loan prepayments. Additionally, to the extent that interest only , residual or mortgage servicing assets are capitalized on the books of the Company in the future, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of these assets, adversely affecting earnings.

In an environment of stable interest rates, the Company's gains on the whole loan sale of mortgage loans would generally be limited to those gains resulting from the yield differential between the interest rate on the mortgage loan and the interest rates required by secondary market purchasers. A loss from the sale of a loan may occur if interest rates increase between the time the Company establishes the interest rate on a loan and the time the loan is sold. Fluctuating interest rates also may affect the net interest income earned by the Company, resulting from the difference between the yield to the Company on loans held pending sale and the interest paid by the Company for funds borrowed, including the Company's warehouse facilities and the Savings Bank's FHLB advances and FDIC-insured customer deposits. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize gains on the sale of financial assets in future periods.

The Savings Bank normally holds a portfolio of loans for a short period of time immediately following the closing of the loan during which it earns net interest income. The sale of fixed rate product is intended to protect the Savings Bank from precipitous changes in the general level of interest rates. The valuation of adjustable rate mortgage loans is not as directly dependent on the level of interest rates as is the value of fixed rate loans. As with other investments, the Savings Bank regularly monitors the appropriateness of the level of mortgage loans in its portfolio.

ASSET QUALITY

The following table summarizes all of the Company's delinquent loans at June 30, 1999 and December 31, 1998:

(IN THOUSANDS)

                                           June 30,      December 31,
                                             1999           1998
                                         ------------   -----------

Delinquent 31 to 60 days                    $    919      $    697
Delinquent 61 to 90 days                       1,273         1,115
Delinquent 91 to 120 days                        914         1,460
Delinquent 121 days or more                    2,523         2,658
                                         ------------   -----------

Total delinquent loans (1)                 $   5,629     $   5,930
                                         ============   ===========

Total loans receivable
  outstanding (gross) (1)
                                           $  66,191    $  109,500
                                         ============   ===========

Delinquent loans as a
  percentage of total loans
  outstanding:
Delinquent 31 to 60 days                        1.39%          .64%
Delinquent 61 to 90 days                        1.92          1.02
Delinquent 91 to 120 days                       1.38          1.33
Delinquent 121 days or more                     3.81          2.43
                                         ------------   -----------

Total delinquent loans as a
   percentage of total loans
   outstanding                                  8.50%         5.42%
                                         ============   ===========


-------------
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 31 days or more past due. Interest on loans held for investment by the Savings Bank is accrued until the loans become 90 days or more past due. Nonaccrual loans were $4.7 million and $5.2 million at June 30, 1999 and December 31, 1998, respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $247,000 and $212,000 for the six months ended June 30, 1999 and for the year ended December 31, 1998, respectively. The amount of interest income on the nonaccrual loans, that was included in net income for the six months ended June 30, 1999 was $67,000. The data for interest income on nonaccrual loans, that was included in net income for the six months ended June 30, 1998 was not available.

Loans delinquent 31 days or more as a percentage of total loans outstanding increased to 8.50% at June 30, 1999 from 5.42% at December 31, 1998. The increase was primarily a result of a decrease in the dollar amount of total loans outstanding. The dollar amount of total loans outstanding decreased because the amount of loans sold or prepaid was greater than the amount of loans originated during the six-month period ended June 30, 1999.

At June 30, 1999 and December 31, 1998 the recorded investment in loans for which impairment has been determined in accordance with SFAS 114 totaled $3.4 million and $4.1 million, respectively. The average recorded investment in impaired loans for the six months ended June 30, 1999 and the year ended December 31, 1998 was approximately $4.1 million and $2.6 million, respectively.

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

Item 3.     DEFAULTS UPON SENIOR SECURITIES - None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.     OTHER INFORMATION - None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K -

             (a)   Exhibits:
                   27 Financial Data Schedule

             (b)   Reports on Form 8-K:
                   No reports on Form 8-K have been filed during the six (6) months ending June 30, 1999.


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