Form 10-Q
period 1999-09-30
APPROVED FINANCIAL CORP
filed 1999-11-15
CIK 1053924

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ .

The number of shares outstanding of the registrant's $1.00 par value common stock, as of November 1, 1999: 5,482,114 shares.

                            APPROVED FINANCIAL CORP.
INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           September 30, 1999 and December 31, 1998                       2

         Consolidated Statements of Income (Loss) and Comprehensive
           Income (Loss) for the three months ended September 30,
           1999 and 1998.                                                 3

         Consolidated Statements of Income (Loss) and Comprehensive Income
           (Loss) for the nine months ended September 30, 1999
                  and 1998                                                4

         Consolidated Statements of Cash Flows for
           the nine months ended September 30, 1999
           and 1998.                                                      5

         Notes to Consolidated Financial Statements                       7

         Consolidating Balance Sheet as of September 30, 1999             9

         Consolidating Statements of Income (Loss) for the
            nine months ended September 30, 1999                         10

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                   29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               34

Item 2.  Changes in Securities                                           34

Item 3.  Defaults Upon Senior Securities                                 34

Item 4.  Submission of Matters to a Vote of Security Holders             34

Item 5.  Other Information                                               34

Item 6.  Exhibits and Reports on Form 8-K                                34

                         PART I. FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  ASSETS                                        (Unaudited)             1998
                                                                                   1999
                                                                              ----------------    ------------------

          Cash                                                                      $   6,668            $    6,269
          Mortgage loans held for sale, net                                            41,345               105,044
          Real estate owned, net                                                        2,238                 1,707
          Investments                                                                   2,531                 3,472
          Income taxes receivable                                                       4,337                 2,023
          Deferred tax asset                                                            1,140                 3,330
          Premises and equipment, net                                                   4,693                 5,579
          Goodwill, net                                                                 3,936                 4,554
          Other assets                                                                  2,215                 4,140
                                                                              ----------------    ------------------

           Total assets                                                             $  69,103            $  136,118
                                                                              ================    ==================

                           LIABILITIES AND EQUITY

Liabilities:
          Revolving warehouse loan                                                  $  13,885            $   72,546
          Mortgage payable                                                                331                 1,210
          Notes payable-related parties                                                 3,556                 3,628
          Certificate of indebtedness                                                   2,325                 2,414
          Certificates of deposits                                                     30,326                29,728
          Loan proceeds payable                                                             0                 2,565
          Accrued and other liabilities                                                 3,429                 4,760
                                                                              ----------------    ------------------

          Total liabilities                                                            53,852               116,851
                                                                              ----------------    ------------------

Shareholders' equity:
          Preferred stock series A, $10 par value;
           Noncumulative, voting:
                  Authorized shares - 100
                  Issued and outstanding shares - 90                                        1                     1
          Common stock $1.00 par value in 1999 and 1998:
                  Authorized shares - 40,000,000
                  Issued and outstanding shares - 5,482,114
                  in 1999 and 1998                                                      5,482                 5,482
           Accumulated other comprehensive income (loss)                                  (38)                   30
           Additional paid in capital                                                     552                   552
           Retained earnings                                                            9,254                13,202
                                                                              ----------------    ------------------

           Total equity                                                                15,251                19,267
                                                                              ----------------    ------------------

           Total liabilities and equity                                             $  69,103            $  136,118
                                                                              ================    ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

                                                                       1999                    1998
                                                                  ---------------        -----------------
Revenue:
     Gain on sale of loans                                              $  2,920                $   7,060
     Interest income                                                       1,695                    2,305
     Gain on sale of securities                                                0                      996
     Other fees and income                                                 1,971                    1,810
                                                                  ---------------        -----------------
                                                                           6,586                   12,171
                                                                  ---------------        -----------------

Expenses:
     Compensation and related benefits                                     4,189                    5,879
     General and administrative                                            3,023                    2,839
     Loan production expense                                                 460                      976
     Interest expense                                                      1,039                    1,477
     Provision for loan and foreclosed property losses                       179                      718
                                                                  ---------------        -----------------
                                                                           8,890                   11,889
                                                                  ---------------        -----------------

          Income/(loss) before income taxes                               (2,304)                     282

Provision for (benefit from) income taxes                                   (901)                     121
                                                                  ---------------        -----------------

          Net income/(loss)                                           $   (1,403)              $      161

Other comprehensive income, net of tax:
  Unrealized losses on securities:
    Unrealized holding loss arising during period                            (12)                  (5,153)
                                                                  ---------------        -----------------

Comprehensive loss                                                    $   (1,415)              $   (4,992)
                                                                  ===============        =================

Net income/(loss) per share:
          Basic and Diluted                                           $    (0.26)              $     0.03
                                                                  ===============        =================


Weighted average number of shares outstanding:
          Basic                                                        5,482,114                5,512,114
                                                                  ===============        =================

          Diluted                                                      5,482,114                5,515,702
                                                                  ===============        =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

                                                                       1999                    1998
                                                                  ---------------        -----------------
Revenue:
     Gain on sale of loans                                             $  10,443             $     25,593
     Interest income                                                       6,333                    7,559
     Gain on sale of securities                                                0                      996
     Other fees and income                                                 6,370                    4,971
                                                                  ---------------        -----------------
                                                                          23,146                   39,119
                                                                  ---------------        -----------------

Expenses:
     Compensation and related benefits                                    13,579                   17,878
     General and administrative                                            8,974                    8,671
     Loan production expense                                               1,491                    2,844
     Interest expense                                                      3,934                    4,561
     Provision for loan and foreclosed property losses                     1,423                    1,556
                                                                  ---------------        -----------------
                                                                          29,401                   35,510
                                                                  ---------------        -----------------

          Income/(loss) before income taxes                               (6,255)                   3,609

Provision for (benefit from) income taxes                                 (2,307)                   1,501
                                                                  ---------------        -----------------

          Net income/(loss)                                            $  (3,948)           $       2,108

Other comprehensive income, net of tax:
  Unrealized losses on securities:
    Unrealized holding loss arising during period                            (68)                  (5,879)
                                                                  ---------------        -----------------

Comprehensive loss                                                     $  (4,016)           $      (3,771)
                                                                  ===============        =================

Net income/(loss) per share:
          Basic and Diluted                                            $   (0.72)           $         .38
                                                                  ===============        =================


Weighted average number of shares outstanding:
          Basic                                                        5,482,114                5,510,404
                                                                  ===============        =================

          Diluted                                                      5,482,114                5,513,744
                                                                  ===============        =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
                                       4

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(IN THOUSANDS)
(UNAUDITED)

                                                                               1999                 1998
                                                                         -----------------     ----------------
Operating activities
     Net income/(loss)                                                        $    (3,948)           $   2,108
     Adjustments to reconcile net income/(loss)
        to net cash provided by operating activities:
          Depreciation of premises and equipment                                      685                  515
          Amortization of goodwill                                                    345                  292
          Provision for loan losses                                                 1,227                1,657
          Provision for losses on real estate owned                                   196                 (101)
          Loss (gain) on sale of securities                                             8                 (994)
          Loss on sale of real estate owned                                           393                  580
          Gain on sale of loans                                                   (10,443)             (25,961)
          Proceeds from sale and prepayments of loans                             226,796              366,741
          Originations - Loans held for sale                                     (156,462)            (340,435)
          Changes in assets and liabilities:
            Loan sale receivable                                                     (279)                  (3)
            Other assets                                                            2,205               (2,065)
            Accrued and other liabilities                                          (1,056)              (1,786)
            Income tax payable                                                     (2,314)              (2,689)
            Deferred tax asset                                                      2,225                1,110
            Loan proceeds payable                                                  (2,565)               2,214
                                                                           ---------------     ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          57,013                1,183


Cash flows from investing activities:
     Purchase of securities                                                          (125)                   0
     Sales of ARM Portfolio shares                                                  4,692                    0
     Sales of securities                                                                0                3,919
     Purchase of premises and equipment                                            (1,210)                (733)
     Sales of premises and equipment                                                1,410                   41
     Sales of real estate owned                                                     1,850                3,771
     Real estate owned capital improvements                                          (408)                (234)
     Recoveries on loans charged off                                                   19                  150
     Purchases of ARM Portfolio shares                                             (3,594)              (2,035)
     Purchases of FHLB stock                                                         (146)                 (96)
                                                                           ----------------    ----------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                           2,488                4,783

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(IN THOUSANDS)
(Unaudited)

                                                                               1999                 1998
                                                                         -----------------     ----------------
Cash flows from financing activities:
     Borrowings - warehouse                                                       134,511              300,437
     Repayments of borrowings - warehouse                                        (193,171)            (312,135)
     Proceeds from FHLB advances                                                        0                  380
     Principal payments on mortgages payable                                         (879)                 (61)
     Net increase (decrease) in:
       Notes payable                                                                  (72)                  60
       Certificates of indebtedness                                                   (89)                 (18)
       Certificates of deposit                                                        598                8,428
                                                                         -----------------     ----------------

NET CASH USED BY FINANCING ACTIVITIES                                             (59,102)              (2,909)
                                                                         -----------------     ----------------

NET INCREASE IN CASH                                                                  399                3,057

CASH AT BEGINNING OF PERIOD                                                         6,269               11,869
                                                                         -----------------     ----------------

     CASH AT END OF PERIOD                                                      $   6,668           $   14,926
                                                                         =================     ================


Supplemental cash flow information:
     Cash paid for interest                                                     $   4,190           $    5,068
     Cash paid for income taxes                                                         0                3,080

Supplemental non-cash information:
     Loan balances transferred to real estate owned                             $   2,978           $    3,618
     Exchange of stock for acquisition of Armada Residential
       Mortgage LLC                                                                     0                  669


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, AND 1998

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with the borrower ("retail" or "direct"). Approved has three wholly-owned subsidiaries through which it originates residential mortgages, Approved Federal Savings Bank (the "Savings Bank"), a federally chartered thrift institution with broker operations in eight states and ten retail offices at September 30, 1999, Approved Residential Mortgage, Inc. ("ARMI") with three retail locations at September 30, 1999, and MOFC d/b/a ConsumerOne Financial ("ConsumerOne") with one retail office in Michigan on September 30, 1999. Approved has a fourth wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offers life insurance products to its mortgage customers. The Savings Bank at September 30, 1999, had a wholly owned subsidiary, Global Title Company ("Global Title"), which was licensed as a title insurance agency. Global Title did not produce material revenues during the nine-month period ended September 30, 1999. During the fourth quarter of 1999, ownership of Global Title was transferred to AFS in order to consolidate the companies insurance operations.

PRINCIPLES OF ACCOUNTING AND CONSOLIDATION: The consolidated financial statements of the Company include the accounts of Approved and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE 2.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, SFAS No. 133, as amended by SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued, effective for fiscal year ends beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company is currently evaluating the effect this statement will have on the financial statements.

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


NOTE 4. SALE OF BUILDING:

The Company sold the administrative and executive office building located at 3386 Holland Road, Virginia Beach, Virginia. The sales price was $1,081,250, which resulted in a break-even transaction for the Company. The Company had a mortgage note payable on this property in the amount of $751,674 at the time of sale. The closing date for this transaction was March 26, 1999. The Company also entered into a lease agreement with the purchaser to lease back 15,574 square feet of the premises for an initial term commencing from the closing date to September 30, 1999, with the option to renew the lease for three additional one month terms. The Company renewed this lease for a three month term ending December 31,1999. The lease payment is $15,000 per month.


NOTE 5.  PURCHASE OF LAND:

The Company purchased 7.77 acres of land from the City of Virginia Beach Development Authority on March 11, 1999 on which it originally planned to construct a new administrative and executive office building to consolidate the Virginia Beach locations. The purchase price of the land was approximately $642,000. Subsequently, another building located in the same office park development that accommodates the Company's space requirements became available for purchase and was acquired by the Company. (See Note 6)

NOTE 6.  PURCHASE OF BUILDING:

On October 15, 1999 the Company entered into an agreement to purchase an office building in Virginia Beach, Virginia to be used as the Company's new administrative and executive office building. The purchase price of the building was $2,250,000. The Company financed this transaction through a non-affiliated Virginia Beach lender with a mortgage note in the amount of $2,025,000.

APPROVED FINANCIAL CORP.
CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 1999

($ IN THOUSANDS)


             ASSETS                                                                         APPROVED                    MOFC,
                                                             APPROVED         APPROVED      FEDERAL                   INC. D/B/A
                                                             FINANCIAL       RESIDENTIAL    SAVINGS      *GLOBAL      CONSUMER ONE
                             CONSOLIDATED    ELIMINATIONS       CORP.           MORTGAGE      BANK         TITLE       FINANCIAL
                             -------------   -------------   -----------     -----------    ----------   ----------    -----------
     Cash                       $  6,668                      $  1,470        $    422      $  4,757      $    52      $     (33)
     Mortgage loans held for      41,345                         1,493           9,927        28,519            0          1,406
      sale, net

     Real estate owned, net        2,238                           296           1,925             0            0             17

     Investments                   2,531         (6,856)         6,972               0         2,415            0              0
     Income taxes receivable       4,337         (4,235)         8,572               0             0            0              0
     Deferred tax asset            1,140                           282             342           402            0            114
     Premises and equipment,
       net                         4,693                         3,236             618           209            0            630
     Goodwill, net                 3,936                           886               0           105            0          2,945
     Due from affiliates               0         (2,395)         1,448              36           911            0              0
     Other assets                  2,215                         1,108             356           581           13            157
                            -------------   -------------   -----------     -----------    ----------   ----------    -----------

Total assets                    $ 69,103      $ (13,486)      $ 25,763        $ 13,626      $ 37,899      $    65      $   5,236
                            =============   =============   ===========     ===========    ==========   ==========    ===========

     LIABILITIES AND EQUITY

Liabilities:
  Revolving warehouse loan      $ 13,885                      $  1,999        $  9,554             0            0      $   2,332

  Mortgage payable                   331                           331               0             0            0              0
  Notes payable-related            3,556                         3,556               0             0            0              0
    parties
  Certificates of indebtedness     2,325                         2,325               0             0            0              0
  Certificates of deposits        30,326                             0               0        30,326            0              0
  Due to affiliates                    0         (2,395)            46           1,044         1,296            4              5
  Accrued and other                3,429                         2,255             343           261           18            552
   liabilities
     Income taxes payable              0         (4,235)             0           4,078             0            0            157
                             -------------   -------------   -----------     -----------    ----------   ----------    -----------

       Total liabilities        $ 53,852      $  (6,630)      $ 10,512        $ 15,019      $ 31,883      $    22      $   3,046
                             -------------   -------------   -----------     -----------    ----------   ----------    -----------

Shareholder's equity:
   Preferred stock-
    series A                           1                             1               0             0            0              0
   Common stock                    5,482           (299)         5,482             250            32           16              1
   Unrealized gain on
     securities                      (38)            15            (38)              0           (15)           0              0
   Additional paid in
     capital                         552         (6,837)           552             491         3,056            0          3,290
   Retained earnings               9,254            265          9,254          (2,134)        2,943           27         (1,101)

                            -------------   -------------   -----------     -----------    ----------   ----------    -----------

       Total equity               15,251         (6,856)        15,251          (1,393)        6,016           43          2,190
                            -------------   -------------   -----------     -----------    ----------   ----------    -----------

       Total liabilities
        and equity              $ 69,103      $ (13,486)      $ 25,763        $ 13,626      $ 37,899     $     65      $   5,236
                            =============   =============   ===========     ===========    ==========   ==========    ===========


* Global Title was a wholly owned subsidiary of Approved Federal Savings Bank as of September 30, 1999.

APPROVED FINANCIAL CORP.
CONSOLIDATING STATEMENTS OF INCOME/(LOSS)
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999

($ IN THOUSANDS)

                                                                                                                          MOFC, INC.
                                                                                                APPROVED                    D/B/A
                                                               APPROVED        APPROVED         FEDERAL                    CONSUMER
                                                               FINANCIAL      RESIDENTIAL       SAVINGS       *GLOBAL         ONE
                                 CONSOLIDATED    ELIMINATIONS   CORP.         MORTGAGE           BANK          TITLE       FINANCIAL
                                 -------------   ------------- -----------    -----------    ------------  ------------  -----------
REVENUE:
     Gain on sale of loans         $   10,443                     $   216      $   3,983       $   4,838     $       0    $   1,406

     Interest income                    6,333                         420          2,758           2,882             1          272
     Other fees and income              6,370                         (31)         3,114           2,108            27        1,152
                                 -------------   ------------- -----------    -----------    ------------  ------------  -----------
                                       23,146                         605          9,855           9,828            28        2,830
                                 -------------   ------------- -----------    -----------    ------------  ------------  -----------

EXPENSES:
     Compensation and related          13,579                       3,464          5,725           3,255             1        1,134
     General and administrative         8,974                       1,499          2,819           3,196             1        1,459
     Loan production expense            1,491                          49            765             550             4          123
     Interest expense                   3,934                       1,248          1,310           1,293             0           83
     Provision for loan/REO             1,423                        (763)         2,127              62             0           (3)
         losses
                                 -------------   ------------- -----------    -----------    ------------  ------------  -----------
                                       29,401                       5,497         12,746           8,356             6        2,796
                                 -------------   ------------- -----------    -----------    ------------  ------------  -----------

Income before income taxes             (6,255)                     (4,892)        (2,891)          1,472            22           34

Provision for income taxes             (2,307)                     (4,004)         1,145             527             9           16
                                 -------------   ------------- -----------    -----------    ------------  ------------  -----------

Net income/(loss)                  $   (3,948)                    $  (888)      $ (4,036)      $     945     $      13    $      18
                                 =============   ============= ===========    ===========    ============  ============  ===========



* Global Title was a wholly owned subsidiary of Approved Federal Savings Bank as of September 30, 1999.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for the three and nine month periods ended September 30, 1999 and 1998 and its consolidated financial position at September 30, 1999 and December 31, 1998. The discussion includes some forward-looking statements involving estimates and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors such as reduced demand for loans, competitive forces, availability of adequate capital funding, loan delinquency, default and loss rates, general economic environment, market forces affecting the value of the loans originated by the Company and the price of the Company's common stock, and other risks as disclosed in the Company's filing on Form 10-K for the year ended December 31, 1998. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's 1998 audited financial statements.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998.


NET INCOME

The Company's net loss for the three and nine months ended September 30, 1999 was $1.4 and $3.9 million compared to net income of $0.2 and $2.1 million for the three and nine month periods ended September 30, 1998. On a per share basis (diluted), income (loss) for the three and nine months ended September 30, 1999 was $ (0.26) and $ (0.72) compared to $0.03 and $0.38 for the three and nine months ended September 30, 1998.

ORIGINATION OF MORTGAGE LOANS

The following table shows the loan originations in dollars and units for the Company's broker and retail divisions for the three and nine months ended September 30, 1999 and 1998. During the second quarter of 1999, the Company initiated in-house funding of conforming mortgages originated by the retail division. Additionally, the retail branches originate mortgages that are funded through other lenders ("Brokered Loans"). Brokered Loans consist primarily of non-conforming mortgages that do not meet the Company's underwriting criteria and conforming loans. The Company did not fund conforming loans in-house during 1998.


                                                  Three Months            Nine Months
                                                     Ended                   Ended
                                                    Sept. 30,               Sept. 30,
(dollars in thousands)                         1999           1998     1999          1998
                                              ---------------------   --------------------
Dollar Volume of Loans Originated:
   Broker                                     $22,912      $ 56,224  $ 80,222     $161,307
   Retail - Brokered Loans                     37,017        23,524   125,873       59,954
   Retail - funded in-house non-conforming     15,526        56,259    57,675      179,128
   Retail - funded in-house conforming
            and government                     11,114             0    18,565            0
                                              ---------------------   --------------------
   Total                                      $86,569      $136,007  $282,335     $400,389
                                              =====================   ====================
 Number of Loans Originated:
   Broker                                         409           876     1,336        2,780
   Retail -  Brokered Loans                       453           288     1,495          711
   Retail - funded in-house non-conforming        248           962       893        3,232
   Retail - funded in-house conforming
            and government                        114             0       193            0
                                              ---------------------   --------------------
   Total                                        1,224         2,126     3,917        6,723
                                              =====================   ====================



The decrease of 36.3% and 29.5% in dollar volume of loans, originated during the three and nine months ended September 30, 1999, compared to the same period in 1998 was due primarily to increased competition in the non-conforming mortgage industry.

Loans originated through the Company's retail offices (including Brokered Loans), decreased 20.2% and 15.5% to $63.7 million and $202.1 million for the three and nine month periods ended September 30, 1999, compared to $79.8 million and $239.1 million during the same periods in 1998. The decrease was primarily the result of decrease in the number of retail loan origination centers from 26 at September 30, 1998 to 14 as of September 30, 1999.

The volume of loans originated through referrals from the Company's network of mortgage brokers decreased 59.2% and 50.3% to $22.9 million and $80.2 million for the three and nine months ended September 30, 1999, compared to $56.2 million and $161.3 million for the three and nine months ended September 30, 1998. The Company did not offer conforming and government loan products through the broker division, therefore the refinance boom for conforming mortgages created by the low interest rate environment contributed to the decrease in loan volume from this division. However, the continuation of strong competition in the non-conforming mortgage industry was the primary reason for the decrease in loans from this source.

GAIN ON SALE OF LOANS

The largest component of the Company's net income is gain on sale of loans. There is an active secondary market for most types of mortgage loans originated by the Company. The majority of the loans originated by the Company are sold to other financial institutions on a whole loan service-released basis. The Company receives cash at the time loans are sold. The loans are sold on a non-recourse basis, except for normal representations and warranties, which is consistent with industry practices. By selling loans in the secondary mortgage market, the Company is able to obtain funds that may be used for additional lending, investment and business purposes. Gains from the sale of loans is comprised of several components, as follows: (a) the difference between the sales price and the net carrying value of the loan; plus (b) loan origination fee income collected at loan closing and deferred until the loan is sold; less (c) recapture premiums and loan selling costs.

Non-conforming loan sales totaled $58.5 and $192.8 million including loans owned by the Company in excess of 180 days ("seasoned loans") for the three and nine months ended September 30, 1999, compared to $100.7 and $331.9 million including seasoned loans for the same period in 1998. The decrease was caused primarily by the decrease in loan origination volume.

During the three month period ended September 30, 1999, the Company sold $10.9 million of seasoned loans, at a weighted average discount to par value of 7%. The loss was fully reserved for in prior periods. For the three and nine month periods ended September 30, 1998, the Company sold $2.3 million and $12.0 million of seasoned loans, at a weighted average discount to par value of 21% and 10.5% respectively. These losses were recorded as charge offs during the 1998 periods.

Conforming and government loan sales were $11.0 million and $16.4 million for the three and nine months ended September 30, 1999. The company did not originate conforming or government loans during the same periods ended in 1998.

The combined gain on the sale of loans was $2.9 and $10.4 million for the three and nine months ended September 30, 1999, which compares with $7.1 and $25.6 million for the same period in 1998. The decrease for the three and nine months ended September 30, 1999, was the direct result of a decrease in the weighted-average premium paid by investors for the Company's loans, the addition of conforming and government loan sales that normally carry lower loan sale premiums and a lower volume of loans sold. Gain on the sale of mortgage loans represented 44.3% and 45.1% of total revenue during the three and nine months ended September 30, 1999, compared to 58.0% and 65.4% of total revenue for the same period in 1998.

The weighted-average premium realized by the Company on its non-conforming loan sales decreased to 3.04% and 3.16% (excluding seasoned loan sales), during the three and nine months ended September 30, 1999, from 5.29% and 5.73% (excluding seasoned loan sales) for the same period in 1998. The decrease in premium percentage was caused by material changes in the secondary market conditions for non-conforming mortgage loans. The weighted-average premium realized by the Company on its conforming and government loan sales was 1.88% and 1.91% during the three and nine months ended September 30, 1999.


The Company has never used securitization as a loan sale strategy. However, the whole-loan sale marketplace for non-conforming mortgage loans was impacted by changes that affected companies who previously used securitization to sell loans. Excessive competition during 1997 and 1998 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool. The increased prepayment speeds experienced in the industry were greater than the assumptions previously used by many securitization issuers and led to an impairment of Asset values for several companies in the industry. Additionally, in September 1998, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many of these companies have and continue to report material losses, experience reductions in liquidity sources and have diverted to whole loan sale strategies in order to generate cash. This shift materially decreased the demand and increased the supply of non-conforming mortgage loans in the secondary marketplace, which resulted in significantly lower premiums on non-conforming whole-loan mortgage sales.

In addition, the recent market pricing spreads between the pass through rates on securitized mortgage pools and the yield on the associated treasury rates have widened significantly which has reduced the economic returns available to the Company's loan investors who are currently accessing the securitization market as a means of financing. Therefore, the loan sale premiums that these companies paid to the Company in the three and nine months ended September 30, 1999 were lower than premiums received in the three and nine month periods of 1998.


Furthermore, the loan sale premium percentage has decreased due to a decrease in the Weighted Average Coupon ("WAC") on the Company's loan originations, which was primarily the result of a lower interest rate market and a shift in the Company's origination profile to a higher credit grade customer. These premiums do not include loan origination fees collected by the Company at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

The Company defers recognizing income from the loan origination fees it receives at the time a loan is closed. These fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans for the three and nine months ended September 30, 1999 was $1.3 and $4.6 million, compared to $2.1 and $8.1 million in the three and nine months ended September 30, 1998. The decrease is the result of a decrease in the volume of loans sold, which were generated by the Company's retail division. The Company's retail loan sales during the three and nine months ended September 30, 1999 comprised 57.4% and 48.1% of total loan sales, with average loan origination fee income earned of 4.40% and 4.58%, (including conforming loans). Excluding conforming loans the average loan origination fee income earned was 4.80% and 4.60% for the three and nine months ended September 30, 1999. For the same period in 1998, the Company's retail loan sales were 51.0% and 51.7% of total loan sales with average origination fee income earned of 4.3% and 4.9%. Fees associated with selling loans were approximately 11 and 12 basis points of the dollar volume of loans sold for the three and nine months ended September 30, 1999 compared to 20 basis points for the three and nine months ended September 30, 1998.

The Company also defers recognition of the expense it incurs, from the payment of fees to mortgage brokers, for services rendered on loan originations. These fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold. Average fees paid to mortgage brokers for the three and nine months ended September 30, 1999 were 0.36% and 0.33%, compared to 0.68% and 0.60% for the same periods ended September 30, 1998.

INTEREST INCOME AND EXPENSE

The Company's net interest income is dependent on the difference, or "spread", between the interest income it receives from its loans and its cost of funds, consisting principally of the interest expense paid on the warehouse lines of credit, the Savings Bank's deposit accounts and other borrowings.

Interest income for the three and nine months ended September 30, 1999 was $1.7 million and $6.3 million compared with $2.3 and $7.6 million for the same period ended in 1998. The decrease in interest income for the three and nine months ended September 30, 1999 was primarily due to a lower average yield on the loans held for sale.

Interest expense for the three and nine months ended September 30, 1999 was $1.0 and $3.9 million compared with $1.5 and $4.6 million for the three and nine months ended September 30, 1998. The decrease in interest expense for the three and nine months ended September 30, 1999, was the direct result of a decrease in the average balance of interest-bearing liabilities.

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

The following tables reflect the average yield earned and rates paid by the Company during the nine months ended September 30, 1999 and 1998. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.



(IN THOUSANDS)                                 September 30, 1999                              September 30, 1998
                                   --------------------------------------------    -------------------------------------------
                                     Average                        Average        Average                       Average
                                     Balance       Interest        Yield/Rate      Balance        Interest      Yield/Rate
                                   ------------    ----------     -------------    -----------    ----------    -------------
Interest-earning assets:
     Loans receivable (1)           $ 73,958       $ 6,019           10.85%       $ 78,549        $ 7,160             12.19%
     Cash and other interest-
         earning assets                8,627           314            4.86           7,686            399              6.94
                                   ------------    ----------     -------------    -----------     ----------    -------------
                                      82,585         6,333           10.23%         86,235          7,559             11.72
                                   ------------    ----------     -------------    -----------     ----------    -------------

Non-interest-earning assets:
     Allowance for loan losses        (2,867)                                       (1,561)
     Investment in IMC                    87                                        11,102
     Premises and equipment, net       5,130                                         4,712
     Other                            13,709                                        16,914
                                   ------------                                    -----------

     Total assets                   $ 98,644                                      $117,402
                                   ============                                    ===========


Interest-bearing liabilities:
     Revolving warehouse lines      $ 40,029       $ 2,132            7.10%       $ 54,011        $ 2,843              7.04%
     FDIC - insured deposits          30,314         1,279            5.62          20,946            933              5.96
     Other interest-bearing
          liabilities                  7,347           523            9.49          11,404            785              9.20
                                   ------------    ----------     -------------    -----------
                                                                                                   ----------    -------------
                                      77,690         3,934            6.75          86,361          4,561              7.06
                                                   ----------     -------------                    ----------    -------------

Non-interest-bearing liabilities       4,038                                         4,594
                                   ------------                                    -----------

     Total liabilities                81,728                                        90,955

Shareholders' equity                  16,916                                        26,447
                                   ------------                                    -----------

     Total liabilities and equity   $ 98,644                                      $117,402
                                   ============                                    ===========

Average dollar difference between
      interest-earning assets and
      interest-bearing
      liabilities                   $  4,895                                      $   (126)
                                   ============                                    ===========

Net interest income                                $ 2,399                                        $ 2,998
                                                   ==========                                      ==========

Interest rate spread (2)                                              3.48%                                            4.66%
                                                                  =============                                  =============

Net annualized yield on average
      interest-earning assets                                         3.87%                                            4.65%
                                                                  =============                                  =============


(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, and for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $599,000 in net interest income for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 was primarily the result of a decrease in the average yield on interest-earning assets.


($ IN THOUSANDS)

                                            1999 Versus 1998                               1998 Versus 1997

                                       Increase (Decrease) due to:                    Increase (Decrease) due to:
                                  Volume           Rate          Total           Volume          Rate           Total
                              ------------      -----------    -----------     -----------    -----------    ------------

Interest-earning assets:
  Loans receivable                 $ (403)         $(738)       $(1,141)          $1,407      $ (1,942)        $  (535)
  Cash and other interest-
      Earning assets                   59           (144)           (85)             229            20             249
                              ------------    -----------    -----------     -----------    -----------    ------------
                                     (344)          (882)        (1,226)           1,636        (1,922)           (286)
                              ------------    -----------    -----------     -----------    -----------    ------------

Interest-bearing liabilities:
  Revolving warehouse lines          (745)            34           (711)            (257)         (352)           (609)
  FDIC-insured deposits               392            (46)           346              796            14             810
  Other interest-
     Bearing liabilities             (290)            28           (262)              81            (7)             74
                                                                             -----------    -----------    ------------
                              ------------    -----------    -----------
                                     (643)            16           (627)             620          (345)            275
                              ------------    -----------    -----------     -----------    -----------    ------------


Net interest income (expense)      $  299          $(898)       $  (599)          $1,016      $ (1,577)       $   (561)
                              ============    ===========    ===========     ===========    ===========    ============



OTHER INCOME

In addition to net interest income (expense), and gain on the sale of loans, the Company derives income from origination fees earned on Brokered Loans generated by the Company's retail offices. Also, other fees earned on the loans funded by the Company, such as underwriting service fees, fees earned from loan prepayment penalties, and late charge fees for delinquent loan payments are classified as other income. Other income for the three and nine months ended September 30, 1999 was $2.0 and $6.4 million compared with $1.8 and $5.0 million for the same period ended in 1998. The increase in other income for the three and nine months ended September 30, 1999 was primarily due to an increase in brokered loan fee income. Brokered Loan fees were $1.6 and $5.1 million for the three and nine months ended September 30, 1999, compared to $1.1 and $2.8 million for the three and nine months ended September 30, 1998. The underwriting fee income decreased for the three and nine months ended September 30, 1999 compared to the same period a year earlier due to the lower unit volume of in-house loans closed.

COMPREHENSIVE INCOME

The Company has other comprehensive income (loss) in the form of unrealized holding gains (losses) on securities held for sale. For the three and nine months ended September 30, 1999, other comprehensive loss was $1.4 and $4.0 million compared to other comprehensive loss of $5.0 and $3.8 million for the three and nine months ended September 30, 1998. The loss for the three and nine months ended September 30, 1999 and September 30, 1998 was related to a decrease in the market price of IMC Mortgage Company common stock. The Company owned 435,634 shares of IMC Mortgage Company common stock on September 30, 1999.

COMPENSATION AND RELATED EXPENSES

The largest component of expenses is compensation and related benefits expense, which decreased by $1.7 and $4.3 million to $4.2 and $13.6 million for the three and nine-month periods ended September 30, 1999 compared to the same period in 1998. The 28.7% and 24.0% decreases were directly attributable to a decrease in the number of employees. During the three and nine months ended September 30, 1999 the company had an average full time equivalent employee count of 335 and 412 compared to 575 and 574 full time equivalent employee count during the three and nine month periods ended September 30, 1998. The Company had 332 full time equivalent employees as of September 30, 1999. The reduction in employees was part of the Company's cost reduction initiative.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three and nine month periods ended September 30, 1999 increased by $0.2 million to $3.0 million, and $0.3 million to $9.0 million, compared to the three and nine month periods ended September 30, 1998. The increase is attributed to increases in advertising expense, rent expense and depreciation expense. For the three and nine months ended September 30, 1999 these three expense items increased $0.7 million and $1.6 million compared to the same period ended September 30, 1998. The increase in advertising was caused by the Company's formation of a centralized advertising and marketing department in order to consolidate its generation of new customer leads. The sale lease back of the building that houses the advertising and marketing department in Virginia Beach caused the increase in rent. Also, the Company continues to pay rent on a majority of offices that it has closed. The Company is currently attempting to sublease these locations. The increase in depreciation expense was caused by the acquisition of ConsumerOne Financial, which has depreciable equipment of $1.0 million. Expenses in all other general and administrative categories decreased by $0.5 million and $1.3 million during the three and nine months ended September 30, 1999, compared to the three and nine months ended September 30, 1998. These expenses were part of the Company's cost reduction initiative.


LOAN PRODUCTION EXPENSE

The largest component of loan production expense is fees paid by the Company to mortgage brokers for services rendered in the preparation of loan packages. Average fees paid to mortgage brokers for the three and nine months ended September 30, 1999 were 0.36% and 0.33%, compared to 0.68% and 0.60% for the same periods ended September 30, 1998. Other items that comprise loan production expenses are appraisals, credit reports, leads research and telemarketing expenses. Loan production expenses for the three and nine months ended September 30, 1999 were $0.5 and $1.5 million compared to $1.0 and $2.8 million for the three and nine months ended September 30, 1998. The decrease was primarily the result of a decrease in services rendered fees paid to mortgage brokers.

PROVISION FOR LOAN LOSSES

The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the nine months ended September 30, 1999 and the year ended December 31, 1998:

(IN THOUSANDS)

                                                     1999                1998
                                                  ---------            --------

Balance at beginning of year                     $   2,590           $   1,687
Provision charged to expense                         1,227               3,064
Acquisition of MOFC, Inc.                                0                  49
Loans charged off                                   (2,362)             (2,372)
Recoveries of loans previously charged off              19                 162
                                                 -----------           --------

Balance at end of period                         $   1,474           $   2,590
                                                 ===========            =======

Loans receivable at period-end, gross
      of allowance for losses                    $  42,819           $ 107,634

Ratio of allowance for loan losses to gross
      loans receivable at period-end                  3.44%               2.41%



The Company increased its provision for loan losses $0.1 million for the three months ended September 30, 1999 and added $1.2 million, during the nine months ended September 30, 1999 to the allowance for loan losses. This compares to additions of $0.9 and $1.7 million for the three and nine months ended September 30, 1998. The decrease was primarily the result of the composition of loans held for sale and the recent secondary market environment for whole loan sales. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off, are accounted for in the allowance for loan losses.

The allowance is established at a level that management considers adequate relative to the composition of the current portfolio of loans held for sale. Management considers characteristics of the Company's current loan portfolio such as credit quality, the weighted average coupon, the weighted average loan to value ratio, the age of the loan portfolio and the portfolio's delinquency status in the determination of an appropriate allowance. Other criteria such as covenants associated with the Company's credit facilities, trends in the demand and loan sale pricing for non-conforming mortgage loans in the secondary market and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loan loss levels in the future.

PROVISION FOR FORECLOSED PROPERTY LOSSES

The provision for foreclosed property losses increased by $0.03 and $0.2 million for the three and nine months ended September 30, 1999, compared to a decrease of $0.2 and an increase of $0.1 million for the three and nine months ended September 30, 1998.

Sales of real estate owned yielded net losses of $148,000 and $393,000 for the three and nine months ended September 30, 1999 versus $186,000 and $580,000 for the three and nine months ended September 30, 1998.

The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for the nine months ended September 30, 1999 and the year ended December 31, 1998:

(IN THOUSANDS)


                                              Nine Months           Year Ended
                                                 Ended            December 31,
                                            Sept. 30, 1999          1998
                                           ----------------    -----------------

Balance at beginning of year                    $    503              $    671
Provision charged to (reducing) expense              197                  (168)
                                           ----------------    -----------------

Balance at end of period                        $    700              $    503
                                           ================    =================

Real estate owned at period-end, gross
      Of allowance for losses                   $  2,938              $   2,211

Ratio of allowance for foreclosed
    property losses
 To gross real estate owned at period-end          23.83%                 22.75%



The Company maintains a reserve on its real estate owned ("REO") based upon management's assessment of appraised values at the time of foreclosure. The increase in the provision for foreclosed property losses relates to an increase in the dollar amount of outstanding REO at September 30, 1999 when compared to December 31, 1998. While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

ASSETS

The total assets of the Company were $69.1 million at September 30, 1999, compared to total assets of $136.1 million at December 31, 1998. The decrease was primarily due to a decrease in net mortgage loans receivable.

Cash and cash equivalents increased by $0.4 million to $6.7 million at September 30, 1999, from $6.3 million at December 31, 1998. The principal reason for the increase for the period ending September 30, 1999 was the receipt of proceeds from loan sales in the final week of September 1999. These proceeds were used to fund new loans in the first week of October 1999.

Net mortgage loans receivable decreased by $63.7 million to $41.3 million at September 30, 1999. The 60.6% decrease in 1999 is primarily due to the Company selling more loans than were originated in-house during the first nine months of 1999.

Real estate owned ("REO") increased by $0.5 million to $2.2 million at September 30, 1999. The 31.1% increase in REO resulted from the sale of $2.2 million in REO properties and additions of $3.0 million to REO during the nine months ended September 30, 1999.

Investments decreased by $0.9 million to $2.5 million at September 30, 1999. Investments consist primarily of an Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio and FHLB stock owned by the Savings Bank. The 27.1% decrease in Investments in 1999 is primarily due to the sale of shares in the Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio. Also, included in Investments is a $0.13 million investment pursuant to the Company's joint venture with a conforming mortgage company located in Virginia Beach.

Premises and equipment decreased by $0.9 million to $4.7 million at September 30, 1999. The primary reason for the 1999 decrease was the sale of one of the Company's office buildings in Virginia Beach for $1.1 million. This decrease was offset by the $0.6 million acquisition of 7.77 acres of land designated for the future location of the Company's administrative and executive headquarters. In addition, the disposition of equipment located in the retail branches recently closed by the Company contributed to the decrease.

Goodwill (net) decreased by $0.6 million to $3.9 million at September 30, 1999. The 1999 decrease is due to amortization of the intangible asset as well as the reversal of $0.3 million in goodwill attributed to the 1998 acquisition of an Atlanta Georgia based loan origination office. The goodwill was reversed because the Atlanta office did not reach its profit goal on an earnout provision.

The income tax receivable increased by $2.3 million to $4.3 million at September 30, 1999. The 114.4% increase can be attributed to the Company's before tax net loss of $6.3 million for the first nine months of 1999.

The deferred tax asset decreased by $2.2 million to $1.1 million at September 30, 1999. The change was the result of a combination of a reduction of the state tax rate from 8.75% in 1998 to 7.0% in 1999 and the elimination of unearned loan fees (FAS 91) as a timing difference in the calculation of the Company's tax provision.

Other assets decreased by $1.9 million to $2.2 million at September 30, 1999. Other assets consist of accrued interest receivable, prepaid assets, Brokered Loan fees receivable, deposits, and various other assets. Accrued interest receivable decreased by $0.5 million, which was due to a lower average balance of loans held for sale at September 30, 1999. In addition, prepaid assets decreased by $0.6 million. Other receivables decreased by $0.4 million and the remainder of the decrease is due to a lower Brokered Loan fee receivable for the first nine months of 1999 in comparison with 1998.

LIABILITIES

Outstanding balances for the Company's revolving warehouse lines of credit decreased by $58.7 million to $13.9 million at September 30, 1999. The 80.9% decrease in 1999 was primarily attributable to the decrease in loans receivable.

The Company draws on its revolving warehouse lines of credit as needed to fund loan production. As of September 30, 1999, the Company had issued loan funding checks totaling $0.1 million which had not cleared the Company's checking account and for which the Company had not drawn funds from its warehouse lines. These checks cleared the Company's bank accounts in the first few business days of October 1999 and most were funded with cash on hand or new warehouse line draws.

The Savings Bank's deposits totaled $30.3 million at September 30, 1999, compared to $29.7 million at December 31, 1998. Of the certificate accounts as of September 30, 1999, a total of $17.6 million was scheduled to mature in the twelve-month period ending September 30, 2000.

Promissory notes and certificates of indebtedness totaled $5.9 million at September 30, 1999 compared to $6.0 million at December 31, 1998. The Company has utilized promissory notes and certificates of indebtedness to help fund its operations since 1984. These borrowings are subordinated to the Company's warehouse lines of credit. Promissory notes outstanding carry terms of one to five years and interest rates between 8.00% and 10.25%, with a weighted-average rate of 10.19% at September 30, 1999. Certificates of indebtedness are uninsured deposits authorized for financial institutions chartered as a Virginia Industrial Loan Association. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 9.69% at September 30, 1999. The promissory notes and certificates of indebtedness with remaining terms exceeding twelve months as of September 30, 1999 totaled $2.7 million.

Mortgage loans payable decreased by $0.9 million to $0.3 million at September 30, 1999. The decrease is due to the sale of one of the Company's headquarters buildings for which the Company was carrying a mortgage note payable of $0.8 million.

Accrued and other liabilities decreased by $1.3 million to $3.4 million at September 30, 1999. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The decrease in the first nine months of 1999 is primarily attributable to payment of year end accrued payables, the cancellation of capitalized lease obligations, as well as the elimination of the $.3 million investment payable attributed to the 1998 acquisition of the Atlanta, Georgia based loan origination office.

SHAREHOLDERS' EQUITY

Total shareholders' equity at September 30, 1999 was $15.3 million compared to $19.3 million at December 31, 1998. The $4.0 million decrease in the first nine months of 1999 was due to the $3.9 million loss for the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require access to short and long-term sources of cash. The Company's primary sources of cash flow result from the sale of loans through whole loan sales, loan origination fees, processing, underwriting and other fees associated with loan origination and servicing, net interest income, and borrowings under its warehouse facilities, certificates of indebtedness issued by Approved Financial Corp. and certificates of deposit issued by the Savings Bank to meet its working capital needs. The Company's primary operating cash requirements include the funding of mortgage loan originations pending their sale, operating expenses, income taxes and capital expenditures.

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to the Company's ability to continue to originate loans. The Company has historically operated, and expects to operate in the future on a negative cash flow basis from operations due to the fact that originations normally exceed loan sales. During the nine months ended September 30, 1999 and 1998, the Company was provided cash from operating activities of $57.0 million and $1.2 million, respectively, due to the fact that the Company sold a greater volume of loans than it originated during the periods. The net cash provided by operating activities was primarily used to fund mortgage loan originations.

The Company finances its operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the nine months ended September 30, 1999 and 1998, the Company used cash from financing activities of $59.1 million and $2.9 million, respectively.

The Company's borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on Company office buildings, FHLB advances, subordinated debt and loan proceeds payable) were 73.0% of assets at September 30, 1999 compared to 82.3% at December 31, 1998.


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

 SAVINGS BANK SOURCES OF CAPITAL

The Savings Bank's deposits totaled $30.3 million at September 30, 1999, compared to $29.7 million at December 31, 1998. The Savings Bank currently utilizes funds from the deposits and a $10 million line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans. The Company plans to increase the use of credit facilities and funding opportunities available to the Savings Bank.

WAREHOUSE AND OTHER CREDIT FACILITIES

On December 8, 1997, the Company obtained a $100.0 million warehouse line of credit from a commercial bank syndicate. The syndicate's lead bank is Chase Bank of Texas. Other banks in the syndicate are BankBoston, National City Bank, Comerica Bank and Compass Bank. The line is secured by loans originated by the Company and bears interest at a rate of 1.5% over the one-month LIBOR rate. The Company may receive warehouse credit advances of 98% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. As of September 30, 1999, $8.3 million was outstanding under this facility. Since the utilization of the credit line has been very low in 1999, the Company negotiated, with the syndicate bank group, a reduction in the size of the warehouse credit facility to $50.0 million effective on November 1, 1999. The line is scheduled to expire on December 7, 1999 and is subject to renewal of which there can be no assurance.

Also on December 8, 1997, the Company obtained a $25.0 million seasoned loan line of credit from certain members of the commercial bank syndicate. This line is secured by loans originated by the Company. The seasoned loan line of credit bears interest at a rate of 2.5% over the one-month LIBOR rate, and the Company may receive credit advances of 90% of the current principal balances on pledged mortgage loans. There is not a time limit as to the number of days from origination for the loans pledged to secure this line of credit. As of September 30, 1999, $5.6 million was outstanding under this facility. Since the utilization of the seasoned credit line has been very low in 1999, the Company negotiated, with the syndicate bank group, a reduction in the size of the seasoned loan credit facility to $10.0 million. The reduction was effective on October 1, 1999. All other terms remained the same. The line expires on December 7, 1999 and will not be renewed.

The Company is currently negotiating with Chase Bank of Texas for a new and smaller credit facility upon termination of the existing syndicated facilities. The Company is also negotiating with another bank for a new credit facility for $40 million. There can be no assurance that the Company will be successful in securing these or other lines of credit.


OTHER CAPITAL RESOURCES

Promissory notes and certificates of indebtedness have been a source of capital for the Company since current management acquired the Company in 1984. Promissory notes and certificates of indebtedness totaled $5.9 million at September 30, 1999 compared to $6.0 million at December 31, 1998. These borrowings are subordinated to the Company's warehouse lines of credit.

The Company had cash and cash equivalents of $6.7 million at September 30, 1999. The Company has sufficient resources to fund its current operations. Alternative sources for future liquidity and capital resource needs may include the issuance of debt or equity securities, increase in Saving Bank deposits and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, the terms and covenants associated with the alternative capital source. Management expects that the Company and the industry will continue to be challenged by a limited availability of capital, a reduction in premiums received on non-conforming mortgage loans sold in the secondary market compared to premiums realized in recent years, new competition and a rise in loan delinquency and the associated loss rates.

SAVINGS BANK REGULATORY LIQUIDITY

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or savings banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to savings and borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 1998 and in the first nine months of 1999, the Savings Bank maintained liquidity in excess of the required amount, and management anticipates that it will continue to do so.

SAVINGS BANK REGULATORY CAPITAL

At September 30, 1999, the Savings Bank's book value under generally accepted accounting principles ("GAAP") was $6.0 million. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of September 30, 1999, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Savings Bank's GAAP capital to regulatory capital:



                                                   Tangible           Core          Risk-Based
(IN THOUSANDS)                                      Capital          Capital          Capital
GAAP capital                                         $ 6,017          $ 6,017        $  6,017
Add:  unrealized loss on securities                       15               15              15
Nonallowable asset:  goodwill                           (106)            (106)           (106)
Additional capital item:  general allowance                0                0             327
                                              -----------------   -------------- ---------------
Regulatory capital - computed                          5,926            5,926           6,253
Minimum capital requirement                              567            1,513           2,089
                                              -----------------   -------------- ---------------

Excess regulatory capital                            $ 5,359          $ 4,413        $  4,164
                                              =================   ============== ===============

Ratios:
     Regulatory capital - computed                     15.67%           15.67%          23.94%
     Minimum capital requirement                        1.50%            4.00%           8.00%
                                              -----------------   -------------- ---------------
Excess regulatory capital                              14.17%           11.67%          15.94%
                                              =================   ============== ===============


Management believes that the Savings Bank can remain in compliance with its capital requirements.

The Company is not aware of any other trends, events or uncertainties other than those discussed in the section "Gain on Sale of Loans" which will have or that are likely to have a material effect on the Company's or the Savings Bank's liquidity, capital resources or operations. The Company is not aware of any current recommendations by regulatory authorities, which if they were implemented would have such an effect.

HEDGING ACTIVITIES

The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. Currently loans held for investment by the Savings Bank are primarily composed of adjustable rate mortgages in order to minimize the Savings Bank's interest rate risk exposure. However, excluding the Savings Bank's loans held for investment the majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale, the Company in certain cases, may enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. If the value of an interest rate hedge position decreases in value, offsetting an increase in the value of the hedged loans, the Company, upon settlement with its counter-party, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans. Conversely, if the value of a hedge position increases, offsetting a decrease in the value of the hedged loans, the Company will receive the hedge gain in cash at settlement. The Company's management believes that its current hedging strategy using Treasury rate lock contracts is an effective way to manage interest rate risk on fixed rate loans prior to sale. The Company may in the future enter into similar transactions with government and quasi-government agency securities in relation to its origination and sale of conforming mortgage loans or similar forward loan sale commitments concerning non-conforming mortgages. Prior to entering into any type of hedge transaction or forward loan sale commitment, the Company performs an analysis of the loan associated with the transaction or commitment taking into account such factors as credit quality of the loans, interest rate and term of the loans, as well as current economic market trends, in order to determine the appropriate structure and/or size of a hedge transaction or loan sale commitment that will to limit the Company's exposure to interest rate risk. The Company had no hedge contracts or forward commitments outstanding at September 30, 1999. The Company has not entered into any hedge contracts since the fourth quarter of 1997. That commitment expired during the first quarter of 1998.


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

The Company intends to sell a significant portion of the loans it originates therefore, inflation and interest rates should have a diminishing effect on the Company's results of operations. However, the Savings Bank is expected to continue to build its portfolio of loans held for investment, and this portfolio will be more sensitive to the effects of inflation and changes in interest rates. Currently the Savings Bank's portfolio of loans held for investment consists primarily of adjustable rate mortgages.

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

Approved initiated a Year 2000 project in late 1997 under the direction of a project leader, supervised by the Company's Board of Directors. Management has placed a high priority on Year 2000 issues, in recognition of the business risk inherent in non-compliance. The project is proceeding on schedule, with expected completion by the middle of the fourth quarter 1999.

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

Although the critical systems are expected to be compliant well before December 31, 1999, the Company is developing a contingency plan to address the possible failure of critical systems. This plan will address the Company's strategy in dealing with an unlikely event such as a system not performing as expected, or if there is non-compliance by a major third party provider. The Company expects to complete its contingency plan by the middle of the fourth quarter of 1999.


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

All statements made herein relating to our year 2000 efforts are "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosure Act, and to the extent applicable, are entitled to the protection of such act.

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

The majority of the loans originated by the Company are sold through the Company's loan sale strategies in an attempt to limit its exposure to interest rate risk in addition to generating cash revenues. The Company sold, during 1998 and the first nine months in 1999, approximately 95.7% of the total loans originated and funded in-house during the year ended December 31,1998. Also, the Company sold, during the first nine months in 1999, approximately 90.7% of loans originated and funded in-house during the period beginning January 1999 and ending August 31, 1999. The Company expects to sell the majority of its loan originations within the twelve-month period following the closing date of the loan. On average, loans are held for less than 12 months in the Company's portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at September 30, 1999, as anticipated, and is expected to remain negative in future periods. The Company has no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that the Company sells the majority of its loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

The Company's one-year gap was a negative 17.24% of total assets at September 30, 1999, as illustrated in the following table:
(IN THOUSANDS)



                                                   One Year            Two            Three to         More Than
         Description                Total           Or Less            Years          Four Years        Four Years
---------------------------------------------    -------------     ------------    ---------------    -------------
Interest earning assets:
Loans receivable (1)                $ 42,819         $ 13,935            $ 751            $ 1,796         $ 26,336
Cash and other                         9,040            9,040
     Interest-earning assets
                                  -----------    -------------     ------------    ---------------    -------------

Interest-earning assets               51,859           22,975              751              1,796           26,336
                                                 -------------     ------------    ---------------    -------------

Allowance for loan losses             (1,474)
Investment in IMC                         34
Premises and equipment, net            4,693
Other                                 13,991
                                  -----------

Total assets                        $ 69,103
                                  ===========


Interest-bearing liabilities:
Revolving warehouse lines             13,885           13,885
FDIC - insured deposits               30,326           17,643            6,843              4,456            1,384
Other interest-bearing                 6,512            3,359              562              2,265              326
        liabilities
                                  -----------    -------------     ------------    ---------------    -------------

                                      50,723         $ 34,887        $   7,405          $   6,721         $  1,710
                                                 =============     ============    ===============    =============

Non-interest-bearing liabilities       3,129
                                  -----------
Total liabilities                     53,852
Shareholders' equity                  15,251
                                  -----------

Total liabilities and equity        $ 69,103
                                  ===========


Maturity/repricing gap                               $(11,912)       $  (6,654)         $  (4,925)       $  24,626
                                                 =============     ============    ===============    =============

Cumulative gap                                       $(11,912)       $ (18,566)         $ (23,491)       $   1,135
                                                 =============     ============    ===============    =============


As percent of total assets                            (17.24%)         (26.87%)           (33.99%)            1.64%
                                                 =============     ============    ===============    =============

Ratio of cumulative interest
     earning  assets to cumulative
     interest earning liabilities                         .66x             .56x               .52x             1.02x
                                                 =============     ============    ===============    =============


(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

INTEREST RATE RISK

The principal quantitative disclosure of the Company's market risks is the gap table on page 29. The gap table shows that the Company's one-year gap was a negative 17.24% of total assets at September 30, 1999. The Company primarily originates fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of September 30, 1999, 61.5% of the principal on the loans was expected to be received more than four years from that date. However, the Company's activities are financed with short-term loans and credit lines, 68.8% of which reprice within one year of September 30, 1999. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate loans that it originates. If the Company's ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, the Company could be subject to substantial interest rate risk.

Profitability may be directly affected by the levels of and fluctuations in interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect the ability of the Company to originate loans and would reduce the value of loans held for sale. A significant decline in interest rates could decrease the size of the Company's loan portfolio by increasing the level of loan prepayments. Additionally, to the extent that interest only, residual or mortgage servicing assets are capitalized on the books of the Company in the future, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of these assets, adversely affecting earnings.

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

ASSET QUALITY

The following table summarizes all of the Company's delinquent loans at September 30, 1999 and December 31, 1998:

(IN THOUSANDS)


                                                              September 30,        December 31,
                                                                  1999                 1998
                                                             ----------------     ----------------
Delinquent 31 to 60 days                                           $     345           $      697
Delinquent 61 to 90 days                                               1,125                1,115
Delinquent 91 to 120 days                                                265                1,460
Delinquent 121 days or more                                            2,555                2,658
                                                             ----------------     ----------------

Total delinquent loans (1)                                         $   4,290           $    5,930
                                                             ================     ================

Total loans receivable outstanding (gross) (1)                     $  43,543           $  109,500
                                                             ===============      ================

Delinquent loans as a percentage of
        total loans outstanding:
Delinquent 31 to 60 days                                                 .79%                 .64%
Delinquent 61 to 90 days                                                2.58                 1.02
Delinquent 91 to 120 days                                                .61                 1.33
Delinquent 121 days or more                                             5.87                 2.43
                                                             ----------------     ----------------

Total delinquent loans as a percentage
   of total loans outstanding                                           9.85%                5.42%
                                                             ================     ================


-------------
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 31 days or more past due. Interest on loans held for investment by the Savings Bank is accrued until the loans become 90 days or more past due. Nonaccrual loans were $3.9 million and $5.2 million at September 30, 1999 and December 31, 1998, respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $311,000 and $212,000 for the nine months ended September 30, 1999 and for the year ended December 31, 1998, respectively. The amount of interest income on the nonaccrual loans, that was included in net income for the nine months ended September 30, 1999 was $138,000. The data for interest income on nonaccrual loans, that was included in net income for the nine months ended September 30, 1998 was not available.

Loans delinquent 31 days or more as a percentage of total loans outstanding increased to 9.85% at September 30, 1999 from 5.42% at December 31, 1998. The increase was primarily a result of a decrease in the dollar amount of total loans outstanding. The dollar amount of total loans outstanding decreased because the amount of loans sold or prepaid was greater than the amount of loans originated during the nine-month period ended September 30, 1999.

At September 30, 1999 and December 31, 1998 the recorded investment in loans for which impairment has been determined in accordance with SFAS 114 totaled $2.8 million and $4.1 million, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 1999 and the year ended December 31, 1998 was approximately $3.9 million and $2.6 million, respectively.

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

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS - The Company is party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individual or in the aggregate will have a material adverse effect on the results of operations or financial condition of the Company.

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K -

          (a)      Exhibits:
                   27 Financial Data Schedule

          (b)      Reports on Form 8-K:
                   No reports on Form 8-K have been filed during the nine (9) months ending September 30, 1999.


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