Form 10-K
period 1999-12-31
APPROVED FINANCIAL CORP
filed 2000-03-30
CIK 1053924

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K
                                Amendment No. -

                                 ANNUAL REPORT
                        Pursuant to Section 13 or 15(D)
              of the Securities Exchange Act of 1934 ( "the Act")
                  For the Fiscal Year Ended December 31, 1999

                       Commission File Number 000-23775

                           Approved Financial Corp.
                           ------------------------
            (Exact Name of Registrant as Specified in its Charter)

                 Virginia                            52-0792752
     -------------------------------            ----------------------
     (State or Other Jurisdiction of             (I.R.S. Employer
      Incorporation or Organization)            Identification Number)

      1716 Corporate Landing Parkway, Virginia Beach, Virginia      23452
      -------------------------------------------------------------------
        (Address of Principal Executive Office)               (Zip Code)

                                 757-430-1400
                                 ------------
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(g) of the Act:

                                                   Name of Each Exchange
          Title of Each Class                       on Which Registered
     Common, $1.00 par value per share              OTC Bulletin Board
     ---------------------------------          --------------------------

       Securities to be Registered Pursuant to Section 12(g) of the Act:

                                     None
                                     ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ .
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,482,114 shares at March 15, 2000.

               DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K




---------------------------------------------------------------------------------------------------------
INCORPORATED DOCUMENTS                                    WHERE INCORPORATED IN FORM 10-K
---------------------------------------------------------------------------------------------------------
1.  Certain portions of the Corporation's Proxy           Part III -Items 10, 11, 12 and 13.
    Statement for the Annual Meeting of Stockholders
    to be held on June 7, 2000 ("Proxy Statement").
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

                           Approved Financial Corp.
                          Annual Report on Form 10-K
                                Amendment No. -
                  For the Fiscal Year Ended December 31, 1999

                     INFORMATION REQUIRED IN ANNUAL REPORT
                               TABLE OF CONTENTS

                                              PART I

Item 1.  Business.
General..........................................................................   7
Business Strategy................................................................   9
The Company's Borrowers and its Loan Products....................................  11
Underwriting Guidelines..........................................................  13
Mortgage Loan Servicing..........................................................  18
Marketing........................................................................  19
Company's Sources of Funds and Liquidity.........................................  20
 Bank's Sources of Funds.........................................................  20
Taxation.........................................................................  21
Employees........................................................................  21
Service Marks....................................................................  22
Effect of Adverse Economic Conditions............................................  22
Concentration of Operations in Seven States......................................  22
Future Risks Associated with Loan Sales through Securitizations..................  22
Contingent Risks.................................................................  22
Competition......................................................................  23
Regulation.......................................................................  23
OTS Regulation of the Company....................................................  25
Regulation of the  Bank..........................................................  26
Legislative Risk.................................................................  32
Environmental Factors............................................................  32
Dependence on Key Personnel......................................................  33
Control by Certain Shareholders..................................................  33

Item 2.  Properties.

Properties.......................................................................  34


Item 3.  Legal Proceedings.

Legal Proceedings................................................................  35


Item 4.  Submission of Matters to a Vote of Security Holders.

Submission of Matters to a Vote of Security Holders..............................  35


                                        PART II


Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.

Market Price of and Cash Dividends on Company's Common Equity....................  36
Absence of Active Public Trading Market and Volatility of Stock Price............  37
Transfer Agent and Registrar.....................................................  37
Recent Open Market Purchase of Common Stock by the Company ......................  37
Recent Sales of Unregistered Securities..........................................  37

Item 6.  Selected Financial Data.

Selected Financial Data..........................................................  39


Item 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations

General..........................................................................  41
Results of Operations - Years Ended December 31, 1999 and 1998...................  41
Results of Operations - Years Ended December 31, 1998 and 1997...................  53
Financial Condition - December 31, 1999, 1998 and 1997...........................  61
Liquidity and Capital Resources..................................................  63
Hedging Activities...............................................................  66
New Accounting Standards.........................................................  66
Impact of Inflation and Changing Prices..........................................  67

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management - Asset/Liability Management.......................... 69
Interest Rate Risk........................................................... 71
Asset Quality................................................................ 72

Item 8.  Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data.................................. 73

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure................................... 73


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

Information regarding certain relationships and related transactions appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 7, 2000 and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information regarding executive compensation appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 7, 2000 and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 7, 2000 and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 7, 2000 and is incorporated herein by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules
          And Reports on Form 8-K.

Financial Statements and Exhibits...................................   75

Signatures..........................................................   79

                                    PART I

                               ITEM 1 - BUSINESS


     Certain statements in this report which are not merely historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 concerning Approved Financial Corp. and its subsidiaries ("Approved" or "Company") concerning future loan production volume, revenues from loan sales, restructuring and expense reduction initiatives, ability to profitably participate in the conforming mortgage business or any other past, present or future business strategy or operation are forward-looking statements. There are a number of important factors that could cause the actual results of Approved to differ materially from those indicated in such forward-looking statements. Those factors include, but are not limited to the ability of the Company's management to implement restructuring and expense reduction plans, Company's ability to retain experienced personnel, any changes in residential real estate values, changes in industry competition, general economic conditions, changes in interest rates, changes in the demand for non-conforming or conforming mortgage loans, the Company's availability of affordable funding sources for capital liquidity, changes in loan prepayment speeds, delinquency and default and loss rates, changes in regulatory issues concerning mortgage companies or federal banks, changes in GAAP accounting standards effecting the Company's financial statements, and any changes which influence any market for profitable sales of all types of mortgage loans.

General

     The Company is a Virginia-chartered financial institution, principally involved in originating, purchasing, servicing and selling loans secured primarily by first and junior liens on owner-occupied, one- to four-family residential properties. The Company offers both fixed-rate and adjustable-rate loans for debt consolidation, home improvements and other purposes. The Company's specialty is lending to the "non-conforming" borrower who does not meet traditional "conforming" or government agency credit qualification guidelines, but who exhibits both the ability and willingness to repay the loan. The Company focuses on lending to individuals whose borrowing needs are generally not being served by traditional financial institutions due to such individuals' impaired credit profiles often resulting from personal issues such as divorce, family illness or death and a temporary loss of employment due to corporate downsizing as well as other factors. Operating under current management for the past sixteen years, the Company has helped non-conforming mortgage customers satisfy their financial needs and in many cases has helped them improve their credit profile. During 1999 the Company initiated the in-house funding of traditional conforming mortgage products and government mortgage products such as VA and FHA.

     Incorporated in 1952 as a subsidiary of Government Employees Insurance Co. ("GEICO"), the Company was acquired in September 1984 by, among others, several members of current management. The Company, headquartered in Virginia Beach, Virginia, holds a Virginia industrial loan association charter and is subject to the supervision, regulation and examination of the Virginia State Corporation Commission's Bureau of Financial Institutions. In September 1996 the Company acquired Approved Federal Savings Bank (the "Bank"), a federally-chartered institution. The Bank is subject to the supervision, regulation and examination of the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Company is a registered and loan holding company under the federal Home Owner's Loan Act ("HOLA") because of its ownership of the Bank. As such, the Company is subject to the regulation, supervision and examination of the OTS. The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.

     The Company historically has derived its income from gains on loans sold through whole loan sales to institutional purchasers, net warehouse interest earned on loans held for sale, net interest income on loans held for yield, origination and other fees received as part of the loan application process and to a lesser extent from fees associated with the portfolio of loans serviced and from its insurance operations. In future periods, the Company may generate revenue from loans sold through alternative loan sale strategies such as securitization, from other types of consumer finance lending and from the sale of other financial products and services.

     The Company utilizes broker and retail channels to originate loans. At the broker level, an extensive network of independent mortgage brokers generates referrals. This loan source has been a successful and profitable mainstay of the business for many years. The Company began making residential mortgage loans through retail offices during the fourth quarter of 1994. In 1999, the dollar volume in the broker lending division accounted for 32.5% of total originations and the retail lending division accounted for 67.5% of total originations. The Company's current initiatives focus on increasing future origination volume in a cost-effective manner through the broker and retail channels.

     Once loan applications are received from the broker and retail networks, the underwriting process is completed and the loans are funded, the Company typically packages the loans and sells them on a whole loan basis to institutional investors consisting primarily of larger financial institutions. The Company sells conforming loans to large financial institutions and to government and quasi-government agencies. The proceeds from the sales release funds for additional lending.

     The Company has four operating subsidiaries, Approved Residential Mortgage, Inc. ("ARMI"), Approved Federal Savings Bank ("Bank"), MOFC dba ConsumerOne Financial ("ConsumerOne") and Approved Financial Solutions ("AFS").

     Approved Residential Mortgage, Inc. ("ARMI") was formed in April 1993. Its primary business activity is to originate non-conforming residential mortgage loans. ARMI originated loans through the broker network from inception and opened the Company's first retail office in 1994.

     The principal business activity of the Bank, also headquartered in Virginia Beach, is attracting deposits and originating, investing in and selling loans primarily secured by first and junior mortgage liens on single-family dwellings, including condominium units. To a lesser extent the Bank from time to time originates consumer loans to credit worthy customers. The Bank also invests in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Bank are highly dependent on net interest income, the difference between interest income earned on loans and investments and the cost of deposits and borrowed funds. The Bank's charter provides for ease of entry into new markets, with reduced legal costs. By taking advantage of the flexible provisions of the charter, the Bank is able to make real estate-secured loans in several states where the Company's retail or broker units associated with other subsidiaries of the Company are not licensed. The Bank originates loans utilizing a network of mortgage brokers for loan referrals and through retail mortgage lending offices. The Bank has contracted the Company to provide the processing, underwriting and closing capabilities of the Company. The Company has agreed to purchase all nonconforming mortgage loans made by the Bank. The Company has sold in the secondary market most of the loans it has purchased from the Bank. Deposit accounts of the Bank up to $100,000 are insured by the Association Insurance Fund, administered by the FDIC. The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta. The Company and the Bank are subject to the supervision, regulation and examination of the OTS and the FDIC. The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.

     MOFC, Inc. d/b/a/ ConsumerOne Financial ("ConsumerOne") was acquired in December of 1998 and originates loans directly with mortgage borrowers. ConsumerOne is located in Birmingham, Michigan and serves as a disaster "hot" site for the Company. (See: The Purchase of MOFC, Inc. d.b.a. ConsumerOne Financial).

     Approved Financial Solutions, Inc. ("AFS") was formed in November of 1998 for the initial purpose of offering life insurance to the Company's loan customers. To date, insurance sales have not represented a material source of revenue. During 1999, AFS purchased the Bank's title insurance operations at book value for the purpose of centralizing all current and future insurance operations under one operating division of the Company.

Business Strategy & Corporate Mission Statement

The primary focus of Approved's Corporate Mission Statement is two fold;
 .  To deliver impeccable service to our customers in an efficient, professional and consistent manner.
 .  To protect and enhance the future value of the Company for our shareholder's.

Current corporate business strategies designed to attain the Corporate Mission Statement include but are not limited to the following;

(i)   Maintain quality loan underwriting and servicing standards.
(ii) Maintain strict cost controls and reduce expenses through the continued application of new technologies.
(iii) Increase revenues by expanding the level of profitable volume from retail branches, through strategic alliances and from broker referrals.
(iv) Diversify loan sale strategies and investors with a commitment to prudent management of cash flow.
(v)   Expand product and financial service offerings.
(vi)  Build on the opportunities available through the Bank.
(vii) Leverage the marketing and advertising division with new applications.

      (i) Maintain Quality Loan Underwriting and Servicing Standards. The Company's underwriting and servicing staff have experience in the non-conforming, home equity loan industry. The Company's management believes that the experience of its underwriting and servicing staff provides the Company with the infrastructure and skills necessary to maintain its commitment to solid underwriting standards during periods of rapid growth as well as times of unprecedented competition which the mortgage industry has experienced over recent years.

      (ii) Maintain strict cost controls and reduce expenses through the continued application of new technologies. During 1999 the Company successfully implemented many successful campaigns, one of which centralized all marketing and advertising efforts in the Virginia Beach headquarters location. Additionally, during December of 1999 the Company combined the home office staff of three Virginia Beach locations into its new headquarters building. This move facilitates greater operating efficiencies and improved internal communication. Also, throughout 1999, the company initiated numerous system-wide expense reduction projects which it continues to implement in the year 2000. One such project, which was introduced in October of 1999, is the conversion to a new systems platform. The benefits anticipated from this conversion include but are not limited to, a significant reduction in the amount of multiple data entry, the transfer of documents electronically ("e-docs"), real-time management reporting, remote location interactive training for users and greatly enhanced data integrity and quality control.

      (iii) Increase revenues by expanding the level of profitable volume from retail branches, through strategic alliances, from broker referrals and through utilization of the internet.

     Retail. The Company intends to expand its loan origination volume from its retail branch network by building larger sales staffs in each location and retaining highly seasoned mortgage professionals as branch managers and as corporate sales trainers.

     Strategic Alliances. The Company looks to strengthen its retail loan production capabilities not only through internal growth, but from time to time through the development of strategic alliances with other mortgage companies. The Company's management believes that these relationships can accelerate the pace of growth in a cost-effective manner with minimal initial investment or long-term financial commitment by the Company. These candidates must exhibit management styles compatible with the Company's management team and with business strategies that complement those of the Company's. Senior management adheres to the belief that "people" are more important than "location" in the lending business, therefore the Company seeks qualified individuals with proven track records for management positions and or strategic relationships in lieu of targeting a geographic area and then looking for an appropriate candidate.

     Broker Referrals. The Company's wholesale division sales efforts are conducted through account executives with extensive experience in the non-conforming mortgage business located in several states. To augment their sales efforts management is currently exploring an effective structure to facilitate an inside sales staff who will solicit broker referral business from the home office in Virginia Beach.

     Internet Applications. The Company is currently developing a business to business web-based platform to facilitate more efficient and cost-effective service to its broker network and to its off site sales staff. Expected for introduction during 2000, this password secured application will allow off site loan origination personnel to access their loan files in process, retrieving underwriting status and outstanding stipulations needed. Management feels that business to business applications present immediate value to the Company. However, a loan origination web site is expected to be introduced in the future.

    (iv) Diversify loan sale strategies and investors with a commitment to prudent management of cash flow. The Company historically has sold its loans on a whole loan basis receiving cash at the time of sale. Beginning in the second half of 1998, many of the Company's investors that utilized the securitization market as their primary loan sale strategy experienced significant difficulty with capital and liquidity issues. Since 1998, the secondary market place has experienced unprecedented turmoil as a result of the liquidity issues faced by many in the non-conforming mortgage industry, the result of which explains the drop in average loan sale premiums received by the Company from 5,4% in 1998 to 3.1% in 1999 excluding seasoned loan sales. In order to reduce the Company's dependence any individual investor management initiated a campaign to diversify the Company's investor base by increasing the number of relationships and the types of investors. The Company has been successful in obtaining new investors having reduced the percentage of loans sold to a single investor from 66% in 1997 to 30% in 1998 and down to 16% in 1999. Management continues to aggressively expand its investor base for loan sales.

     Alternative or complementary loan sale strategies, such as asset backed securitization, may be utilized by the Company in the future in addition to whole loan sales. However, any new strategy will be adopted only after prudent economic analysis has been performed to determine the long term effects that such a strategy would have on the Company's profitability, capital base and liquidity.

     (v) Broaden Product Offerings. The Company frequently reviews its traditional non-conforming pricing and loan offerings for competitiveness relative to the origination and secondary markets. The Company introduces new loan products to meet the needs of its brokers and borrowers and to expand its market share to new customers who are not traditionally part of the Company's market. During 1999 two new divisions were introduced.

(i) Conforming Division: In order to facilitate the funding of conforming loans in-house in lieu of funding these loans through other lenders, a strategic alliance was formed with a Virginia Beach based conforming lender in March 1999 which facilitates the funding of conforming, VA and FHA loans in-house.

(ii) Title Insurance Division: In the fourth quarter of 1999 the Company restructured its title insurance operation and retained an individual with many years of experience in the title business to run the operation. This division is licensed in the state of Virginia and is in the licensing process in other states that the Company has a strong retail presence.

In addition the Company is currently developing various ancillary financial products and services which are presently being assessed for the profit potential to the Company and the value they represent to our customer base.

     (vi) Building on the Company's Investment in the Bank. The Bank's ability to raise FDIC-insured deposits and to obtain Federal Home Loan Bank advances to finance its activities is a significant benefit to the Company providing a lower cost source of funds. The Bank facilitates easy of entry into new states by way of the charter which exempts many expensive and time consuming licensing procedures. The Bank as a federal thrift charter provides many additional opportunities not yet developed by the Company, such as Small Business Administration (SBA) and Small Business Investment Corporation (SBIC) and Trust activities. The Company plans to explore these areas in the future.

    (vii) Leverage the marketing and advertising division with new applications. A targeted advertising and marketing division is centralized in the Virginia Beach facility, using out-bound and in-bound telemarketing, direct mail, newspaper advertising and various other mediums to obtain potential customers leads for the retail branches. The Company centralized all of its advertising and marketing activities in order to better measure the effectiveness of various advertising campaigns, achieve economies of scale, ensure the quality of its marketing efforts, and to secure compliance with various regulations associated with these activities. The Company leverages this operation by generating leads for sale to other companies and for additional internal marketing campaigns unrelated to individual mortgage lead generation.


The Company's Borrowers and its Loan Products

     The Company has historically committed the majority of its resources to serving the non-conforming residential mortgage market. Prior to the recent development of a conforming origination division in March 1999, the Company catered solely to individuals who do not meet the strict qualification guidelines established by most conforming lending programs. These customers historically have experienced limited access to credit, but their financial needs are none the less real. By consolidating their debts with a mortgage loan from the Company, these customers can often save several hundred dollars per month in cash flow, amounts that can make a significant difference in a customer's financial situation and quality of life. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing will often impair an applicant's credit record. Among the Company's specialties is the ability to identify and assist this type of borrower in the establishment of improved credit. In this segment of the mortgage loan business, the interest rate or origination costs charged on loans is not the overriding concern of customers but rather the size of their monthly payment. Therefore, these customers are less rate-sensitive than conforming loan customers and therefore lenders compete more often by flexibility in underwriting criteria and through the quality and speed of service.

     Loans made to such credit-impaired borrowers generally entail a higher frequency of delinquency and loan losses than those for more creditworthy borrowers. The severity of loan losses is normally related to the loan to value ratios associated with a mortgage loan. In order to compensate the Company for the increased credit risks associated with its non-conforming borrowers, higher interest rates and origination fees or points are charged for these loans compared to higher credit quality conforming real estate loans. No assurance can be given that the

Company's underwriting policies and collection procedures will substantially reduce such risks. In the event that warehoused loans or pools of loans sold and serviced by the Company experience higher than anticipated delinquency, foreclosure, loss or prepayment speed rates, the Company's results of operations or financial condition would be adversely affected.

     Most loans made by the Company are used by the borrowers for debt consolidation, property improvement, home purchase and other purposes.
Borrowers can gain the income tax advantages of real estate-secured debt by paying off higher-rate credit cards on which interest payments are generally not tax-deductible. The company offers fixed and adjustable rate mortgages, however, most of the loans carry fixed interest rates with 20- to 30-year terms and provide for a prepayment penalty. The average size of non-conforming loans funded in-house by the Company during 1999 was approximately $63,000. The average size of non-conforming loans originated by the Company, including retail loans funded through other lenders ("brokered loans"), during 1999 was approximately $71,000. The average size of conforming loans originated by the Company, during 1999 was approximately $101,000.

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

     The Company has the ability to originate loans through the Bank that are not secured by real estate collateral, including consumer installment debt. If offered, these products will be underwritten based on the borrower's credit worthiness. As is the case with its other loan products, the Company's intention would be to sell these loans in the secondary market, to limit its exposure to future losses. To date, the amount of non-real estate secured loans originated by the company has not been material.

     Broker Loan Originations. The Company originates non-conforming residential mortgage loans through a network of independent mortgage brokers who offer the Company's products to their clients. During 1999, loans originated from this source declined both in the absolute dollar amount of loans originated and as a percentage of total loan volume. Loans originated from mortgage broker referrals declined to $126.9 million or 32.5% of the total loan volume compared to $203.9 or 39.0% of 1998 loan volume.

     In cultivating this broker network, the Company stresses its superior service, efficiency, flexibility and professionalism. Due to concentrated size and centrally -organized operations, the Company offers one business day turnaround on underwriting decisions and can close loans in as few as two business days with appropriate documentation provided to the underwriting and processing department. A wide variety of loan products have been designed to assist brokers in supporting a broader spectrum of borrowers. A team of regional sales managers and account executives assist mortgage brokers in the field. The majority of the loans are underwritten at the Company's Virginia Beach, Virginia headquarters.

     Management plans to continue to develop the broker sales force with ongoing training programs. The Company is designing an inside sales division to augment the efforts of the account executives in the field.

     Retail Loan Originations. During 1999 loans originated from the retail division totaled $263.9 or 67.5% of total volume for the year compared to $318.0 or 60.9% during 1998. The Company initiated retail loan origination in December 1994. As a result of the drastic changes that occurred in the in the mortgage industry beginning in the fourth quarter of 1998, revenues from premiums received on whole-loan sales dropped materially from 5.3% during the third quarter of 1998 to 3.1% in the fourth quarter of 1999. As a result, the smaller retail branch structure, which comprised many of the locations in 1998, no longer represented a profitable business model and had to be eliminated. Management found it necessary to dramatically restructure its retail operations. At the end of 1998 the company had 29 retail branches compared to 11 offices at December 31, 1999, a reduction of 62 percent. The new retail branch strategy encompasses a "super branch" structure with larger sales staffs, greater loan volume per location and highly seasoned mortgage professionals serving as branch managers. As illustration, while the number of retail sales offices decreased by 62% from yearend 1998 to 1999, the dollar volume of loans originated from this source declined by only 17%. The Company intends to expand its loan origination volume from its retail branch network by continuing this super branch strategy with continuous product and sales training for loan officers.

     To support the retail sales efforts, integrated marketing programs have been designed to generate new business. Retail customer demand is generated through targeted outbound telemarketing, direct mail and multimedia advertising which generated in-bound telemarketing leads.

     Strategic Alliances. In order to increase volume and to diversify its sources of loan originations, the Company seeks to enter into strategic alliances with selected mortgage originators as opportunities occur. The company has no predefined structure of such alliances because it anticipates that each will provide unique opportunities.

     During 1999, the Company entered into a strategic alliance with a Virginia Beach based conforming mortgage operation ("ConformCo"). Under the initial arrangement, the Bank hired operational employees that were previously employees of ConformCo to underwrite, process and sell conforming mortgage loans for the company's retail operations and for ConformCo existing sales staff. The overhead expenses, were initially shared based on a pro-rata basis determined by the percentage of conforming loan volume originated by the Company and by ConformCo. This relationship has evolved such that today operational employees work for the Bank and facilitate in-house funding of conforming, VA and FHA loans solely for the Company's retail system.

Underwriting Guidelines

     The Company underwrites Non-conforming, Conforming Conventional and Government Mortgage Loans. Underwriting Criteria for all mortgage loans reflects the underwriting criteria of our whole-loan investors. Historically, the majority of mortgage loans funded by the Company have been non-conforming loans. The Company began funding Conforming Conventional and Government Mortgages in the second half of 1999.

     Non-Conforming Mortgage Loans. Historically, the Company has focused on the non-conforming mortgage business. The following is a general description of the non-conforming underwriting guidelines currently employed by the Company with respect to mortgage loans it originate. The Company revises such guidelines from time to time in connection with changing economic and market conditions. The Company may make exceptions to these guidelines for special types of loans, including loans with loan-to-value ratios over 80%, and for other reasons. The Company relies on the judgment of the underwriting staff in making these exceptions. Also, the Company will substitute underwriting guidelines of other lenders to which the Company anticipates it will sell such loans under an established buy-sell agreement.

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

     The Company has established classifications with respect to the credit profiles of loans based on certain characteristics of the applicant. Each loan applicant is placed into one of three letter ratings "A" through "C," with sub-ratings within those categories. Ratings are based upon a number of factors including the applicant's credit history, the value of the property and the applicant's employment status. The Company also relies on the judgment of its underwriting staff, which may make exceptions to the general criteria and upgrade a rating due to factors considered appropriate to the underwriting staff. Terms of loans made by the Company, as well as the maximum loan-to-value ratio and debt service-to-income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher rates and loan origination fees.

Subject to the judgment of the Company's underwriting staff to make exceptions to the general criteria, the general criteria currently used by the Company in classifying loan applicants are set forth below:

     "A" Risk. Under the "A" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

     . Existing mortgage loans: A maximum of two (case-by-case exceptions are made provided the credit score is greater than 599) 30-day late payment(s) within the last 12 months being acceptable.

     . Non-mortgage credit: minor derogatory items are allowed, but a letter of explanation is required.

     . Bankruptcy filings: must have been discharged more than two years prior to closing with credit re-established.

     . Maximum loan-to-value ratio: up to 100% for attached and detached single family residence, 90% for a loan secured by a two-to-four family residence; and 85% for a loan secured by a non-owner occupied single family residence and 80% on a loan secured by a two-to-four family residence.

     .  Debt service-to-income ratio:   60% or less.

     "B" Risk. Under the "B" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

     . Existing mortgage loans: Maximum of two (case-by-case exceptions are allowed provided the credit score is greater than 550) 60-day late payments within the last 12 months being acceptable.

     . Non-mortgage credit: some prior defaults may have occurred, but major credit paid or installment debt paid as agreed may offset some delinquency; any open charge-offs, judgements or liens may be left open at underwriters discretion.

     . Bankruptcy filings: must have been discharged more than two years prior to closing with credit re-established.

     . Maximum loan-to-value ratio: up to 90% for attached and detached single family residence, 90% for a loan secured by a two-to-four family residence; and 70% for a loan secured by a non-owner occupied single family residence and 70% on a loan secured by a two-to-four family residence.

     .  Debt service-to-income ratio:  55% or less

     "C" Risk. Under the "C" risk category, a loan applicant may have experienced significant credit problems in the past.

     . Existing mortgage loans: must be brought current from loan proceeds; applicant is allowed up to 119 days late payment 12 months. Foreclosures and Notices of Default are not allowed within the last 12 months.

     .  Non-mortgage credit:  significant prior delinquencies may have occurred.

     .  Bankruptcy filings:  must have been discharged.

     . Maximum loan-to-value ratio: up to 80% for detached single family residence, 70% for a loan secured by a two-to-four family residence; non-owner occupied loans are not eligible.

     .  Debt service-to-income ratio:  generally 50% or less.

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

     Conforming Conventional Mortgage Loans. Conforming Conventional mortgages are investment quality loans meeting underwriting criteria as required by the Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac). The Company's Conventional underwriting guidelines adhere to general standards set forth by the ultimate investors for these loans including but not limited to, Countrywide Mortgage, Fleet Financial, Freddie Mac and Fannie Mae. The Company is an approved Fannie Mae and Freddie Mac Seller/Servicer, and has delegated underwriting authority with most of our investors.

     The Company's underwriting analysis is accomplished with aid of Desktop Underwriter (Fannie Mae) and Loan Prospector (Freddie Mac). Through the use of these Automated Underwriting Systems (AUS) upon input of loan data a three repository credit report is pulled and a response is received to either approve the loan or to refer it to a human underwriter for further evaluation. It is the underwriter's key responsibility to assess the accuracy of the information input into the AUS and to determine if the value of the collateral is acceptable. The majority of the Company offered Conventional Conforming programs encompass a minimum credit score of 620. However, any cases that a credit score fall under the "industry standard" of 620, we send the application to the investor for approval.

     In the event the loan has been referred to a human underwriter for traditional underwriting, the AUS has recognized that significant layerings of risk may be associated with the application. The Company's underwriters will closely scrutinize the findings given by the AUS to determine if erroneous information was reported by one or all of the credit agencies that may have prohibited an acceptable rating. If credit has been determined to be acceptable by the Company's underwriters by reviewing a credit explanation and/or other supporting information, the loan application is sent to our investor for their approval.

     The Company has a vast array of Conventional Expanded Criteria and Conventional Non-Conforming programs available, most of which are underwritten through the investor specific Automated Underwriting Systems. These availability of these programs varies from time to time and may include, but are not limited to, "Jumbo" products, high LTV Rate/Term & Cash-out loans, stated income and/or asset loans, high LTV investor and 2nd home properties, home equity lines of credit (HELOC's) and closed end seconds.

     The Company's Conforming loan division requires Private Mortgage Insurance on all 1st Lien programs exceeding an 80% LTV. The insurance can be accomplished by our direct delegated authority with several mortgage insurance companies, or through various lender paid insurance options that may include pricing adjustments.

     Government Mortgage Loans. The Company offers FHA Title II first mortgage loans, and will be soon offering FHA Title I subordinate lien mortgages, in many areas of the country. The Company has FHA Direct Endorsement underwriters, allowing all credit and collateral decisions to be made in-house. The Company approves FHA loans which are of investment quality and which meet the requirements of the Government National Mortgage Association (Ginnie Mae) standards for sale on the secondary mortgage market. FHA Mortgage Insurance endorsement is obtained directly by the Company through direct submission to HUD Area Offices.

     The underwriters approve loan applications in direct accordance to established FHA written standards, but recognize that FHA loans require extensive analysis. As per FHA's encouragement, the many aspects of a loan must to be evaluated before making an underwriting decision. While a poor credit history is, in and of itself, sufficient reason to reject a loan application, no minimum credit score has been established and applicants with tarnished credit histories are given the opportunity to explain any adverse credit and to present supporting documentation that may establish that the situation was beyond their control and may assist an applicant in successfully obtaining an FHA insured mortgage. FHA establishes certain debt-to-income ratio requirements, however these ratios may be exceeded if underwriting determines that certain FHA-established compensating factors exist. Overall, each case tends to be unique and the totality of the loan package must be evaluated before a credit decision can be rendered.

     FHA has approved the use of Fannie Mae's Desktop Underwriter (DU) and Freddie Mac's Loan Prospector (LP) for evaluating loan applications. The Company utilizes these AUS tools, but takes a firm stance on evaluating the totality of each loan application not approved through an AUS. The Company offers owner-occupied fixed and adjustable rate loans for purchase and for FHA streamline, rate/term, and cash-out refinances. Non-owner occupied loans are limited to FHA streamline refinances.

     The Company offers first mortgage loans guaranteed by the Veterans Administration (VA) in many regions of the country to qualified active duty/retired/reservist military personnel. The Company employs "VA Automatic" underwriters, allowing credit decisions for nearly all VA loan applications to be made in-house. We have also obtained VA LAPP authority (Lenders Appraisal Processing Program) which allows our underwriters to review VA appraisals without prior endorsement from the VA. All loans are underwritten in strict accordance to VA guidelines and all submissions for Loan Guaranty are performed by the Company. The Company underwrites VA loans to ensure conformance to Government National Mortgage Association (Ginnie Mae) standards in order to facilitate the sale of loans in the secondary mortgage market.

     Underwriting standards are similar to that of FHA. VA has approved DU and LP for evaluating VA loan applications, and the Company follows the same underwriting practices based on AUS findings as it does for FHA loans. The Company offers owner-occupied fixed-rate VA purchase loans, Interest Rate Reduction Refinancing Loans (IRRRL), and cash-out refinance loans. Non-owner occupied loans are limited to VA IRRRL.

Mortgage Loan Servicing

     The Company has been servicing its portfolio and warehouse loans for many years. Since January 1, 1997, the Bank's portfolio of loans held for sale and for investment has been serviced by the Company under a contractual arrangement.

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

     At the time the foreclosure process begins through the time of liquidation of real estate owned ("REO") the account is transferred to the foreclosure and REO department. There are occasions when foreclosures and charge-off occurs. Prior to a foreclosure sale, the Company performs a foreclosure analysis with respect to the mortgaged property to determine the value of the mortgaged property and the bid that the Company will make at the foreclosure sale. This analysis includes: (i) a current valuation of the property obtained through a drive-by appraisal conducted by an independent appraiser; (ii) an estimate of the sales price of the mortgaged property by sending two local realtors to inspect the property; (iii) an evaluation of the amount owed, if any, to a senior mortgagee and for real estate taxes; and (iv) an analysis of the marketing time, required repairs and other costs, such as for real estate broker and legal fees, that will be incurred in connection with the foreclosure sale.

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

Marketing

     Marketing to Broker Networks. Marketing to brokers is conducted through the Company's staff of account executives ("AE"), who establish and maintain relationships with the Company's network of mortgage brokers that refer loans to the Company. Loans made through the broker networks amounted to 32.4% of total originations or $127 million in 1999, compared to 39% or $204 million of total loan originations in 1998. (See the table on page 45 for divisional loan originations by state.)

     The AE's provide various levels of information, assistance and training to the mortgage brokers regarding the Company's products and non-traditional prospecting strategies, and are principally responsible for maintaining the Company's relationships with its clients. AE's endeavor to increase the volume of loan originations from brokers located within the geographic territory assigned to them. The AE's and the national and regional broker AE sales managers visit brokers offices and attend trade shows. The AE's also provide feedback to the Company relating to the current marketplace relative to products and pricing offered by competitors and new market entrants, all of which assist the Company in refining its programs in order to offer competitive products.
The AE's are compensated with a base salary and commissions based on the volume of loans that are originated as a result of their efforts. To augment the sales efforts performed by the Account Executives in the field, management is currently exploring an effective structure to facilitate inside telemarketing solicitation of broker referral business from inside sales representatives in the home office in Virginia Beach.

     Marketing of Retail Lending Products. The Company markets its direct consumer lending services through a sales staff of loan officers in its branch offices located in several states. Loans made through the retail lending division amounted to $263.9 million or 68% of total originations in 1999, compared to $318.1 million or 61% of total loan originations in 1998. (See the table on page 47 for divisional loan originations by state.)

     During the first quarter of 1999, several small retail branch locations were either consolidated or closed reducing the number of locations from 29 at December 31, 1998 to 15 at March 30, 1999. Additional consolidation occurred during 1999 resulting in eleven retail branches at December 31, 1999. The retail lending division is now structured as highly focused super sales centers with a larger average number of loan officers per branch than in recent years and with more seasoned managers. While the total number of retail branches decreased by 62% from December 1998 to December 1999, the dollar of loans originated by the retail division only decreased by 17%.

     To generate customer leads for the retail loan officers, the Company uses targeted outbound and in-bound telemarketing centralized in the Virginia Beach headquarters. An automatic dialer telemarketing system is used for targeted lead generation campaigns for each retail branch. This centralized system allows the Company to efficiently purchase and use lists of potential leads and to maintain the required "do not call" list of names. The campaigns are rotated to provide the appropriate number of leads to each branch based on the number of loan officers. The company's in-bound call center that receives inquiries from various forms of advertising and marketing campaigns initiated from the home office in the geographic locations surrounding retail branch locations provides a solid source of leads to the sales staff. The more experienced telemarketing agents are cross-trained to work both in-bound and out-bound calls which provides for more flexibility with new campaigns and efficient use of the staff.

     In the event that a potential retail customer's loan application does not fall within the Company's underwriting guidelines, the underwriter may authorize the application for submission to another lending institution. If the loan is approved and funded, the Company acts in the capacity of a mortgage broker, receiving fee income ("brokered loans"). Brokered loans are primarily non-conforming mortgages that do not meet the Company's underwriting guidelines. While less profitable, this type of retail loan production allows the Company to accommodate loan customers during competitive periods while adhering to solid underwriting standards. Brokered loans as a percent of total retail loan origination decreased to approximately 40% in the fourth quarter of 1999 down from and average of 63% for the nine months ended September 30, 1999. In October of 1999, management instituted strict controls to ensure that only loans not meeting the company's underwriting criteria are brokered to other lenders.

Company's Sources of Funds and Liquidity

     At December 31, 1999, the Company had combined warehouse lines of credit of $ 70.0 million with an outstanding balance of $17.5 million. Additionally, the Company had subordinated debt outstanding of $5.1 million, FDIC insured certificates of deposit outstanding of $55.3 million and consolidated stockholder's equity of $11.3 million.

     One of the Company's warehouse facilities for $15.0 million will expire on June 7, 2000 and will not be renewed. The remaining $55.0 million in warehouse financing consists of a facility for $40.0 million that will expire on November 10, 2001 and a $15.0 million line of credit available to the Bank from the Federal Home Loan Bank. The Company may seek additional warehouse financing as the need becomes available. However, if the current facilities become fully utilized, there can be no assurance that additional financing will be obtainable on favorable terms. Any failure to renew or obtain adequate funding under warehouse facilities or other financing, or any substantial reduction in the size of or pricing in the markets for the Company's loans, could have a material adverse effect on the Company's operations. (See page 63 for further discussion).

Bank Sources of Funds

     Certificates of Deposits. The Bank had $55.3 million FDIC insured certificates of deposits outstanding at December 31, 1999.

     The primary source of deposits for the Bank has been brokered certificates of deposit obtained through national investment banking firms, which, pursuant to agreements with the Bank, solicit funds from their customers for deposit with the Bank ("brokered deposits"). Such deposits amounted to $25.0 million, or 45.21%, of the Bank's deposits at December 31, 1999. The Bank solicits deposits via a computer bulletin board where the rates of many other banks and institutions are advertised. At December 31, 1999, the Bank had deposits from this source of $30.0 million, or 54.79%, of total deposits. The fees paid to deposit brokers are amortized using the interest method and included in interest expense on certificates of deposit.

     The Bank's management believes that the effective cost of brokered and other wholesale deposits is more attractive than deposits obtained on a retail basis from branch offices after the general and administrative expense associated with the maintenance of branch offices is taken into account. Moreover, brokered and other wholesale deposits generally give the Bank more flexibility than retail sources of funds in structuring the maturities of its deposits and in matching liabilities with comparable maturing assets. At December 31, 1999, $44.9 million of the Bank's certificates of deposit were scheduled to mature within one year (81.2% of total deposits).

     Although management of the Bank believes that brokered and other wholesale deposits are advantageous in certain respects, such funding sources, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and are more likely to be compared by the investor to competing instruments. In addition, such funding sources may be more sensitive to significant changes in the financial condition of the Bank. There are also various regulatory limitations on the ability of all but well-capitalized insured financial institutions to obtain brokered deposits; see "Regulation of the Bank - Brokered Deposits." These limitations currently are not applicable because the Bank is a well-capitalized financial institution under applicable laws and regulations. There can be no assurances, however, that the Bank will not become subject to such limitations in the future. In addition, the Company's reliance on wholesale deposits effects its ability to rollover deposits as they mature due to the fact that in general the wholesale customer is highly interest rate-sensitive. However, management is of the opinion that it will be able to readily obtain funding from the wholesale deposit market in future periods at the then current competitive interest rates being offered by other institutions.

     As a result of the Bank's reliance on brokered and other wholesale deposits, significant changes in the prevailing interest rate environment, in the availability of alternative investments for individual and institutional investors or in the Bank's financial condition, among other factors, could affect the Bank's liquidity and results of operations much more significantly than might be the case with an institution that obtained a greater portion of its funds from retail or core deposits attracted through a branch network. (See page 20 of the audited financial statements for a table that sets forth various interest rate categories for the certificates of deposit of the Bank.)

     Borrowings. The Bank is able to obtain advances from the FHLB of Atlanta upon the security of certain of its residential first mortgage loans, and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Bank have been met. FHLB advances are available to member institutions such as the Bank for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and which has its own range of maturities. FHLB members are required to hold shares of the capital stock of the regional FHLB in which they are a member in an amount at least equal to the greater of 1% of the member's home mortgage loans or 5% of the member's advances from the FHLB.

     At December 31, 1999 the Bank had a line of credit with the FHLB of $15 million. During the year ended December 31, 1999, the Bank had advances of $13.0 million from the FHLB and paid down principal on advances of $8.4 million. For the year ended December 31, 1998, the Bank had advances of $1.0 million and paid down principal on advances of $2.0 million. The Bank held $407,000 and $146,000 of the FHLB stock at December 31, 1999 and December 31, 1998, respectively. Management expects to utilize FHLB advances as the Bank builds a portfolio of loans.

Taxation

     General. The Company and all of its subsidiaries currently file, and expect to continue to file, a consolidated federal income tax return based on a calendar year. Consolidated returns have the effect of eliminating inter-company transactions, including dividends, from the computation of taxable income.

     The Company's income is subject to tax in most of the states in which it is making loans. The Company's taxable income in most states is determined based on certain apportionment factors.

     Alternative Minimum Tax. In addition to the regular corporate income tax, corporations, including qualifying institutions, can be subject to an alternative minimum tax. The 20% tax is computed on Alternative Minimum Taxable Income ("AMTI") and applies if it exceeds the regular tax liability. AMTI is equal to regular taxable income with certain adjustments. For taxable years beginning after 1989, AMTI includes an adjustment for 75% of the excess of "adjusted current earnings" over regular taxable income. Net operating loss carrybacks and carryforwards are permitted to offset only 90% of AMTI. Alternative minimum tax paid can be credited against regular tax due in later years. The Company is not currently subject to the AMT.

Employees

     As of December 31, 1999, the Company and its subsidiaries had a total of 295 full-time employees and

13 part-time employees or 301.5 full time equivalent employees. None of the Company's employees were covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Service Marks

     The Company has four service marks that have become federally registered. They are "Armada" which became registered on July 23, 1996, "Approved Residential Mortgage" which became registered on May 15, 1995, "Approved Financial Corp." which became registered July 21, 1998 and "ConsumerOne Financial" which became registered on December 18, 1998. "Approved Federal Savings Bank" and "Approved Financial Solutions" are additional service marks currently pending registration.

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

Concentration of Operations in Eight States

     During 1999, 90.3% of the aggregate principal balance of the loans originated by the Company were secured by properties located in eight states (Florida, Georgia, South Carolina, North Carolina, Virginia, Maryland, Michigan, and Ohio). Although the Company has expanded its wholesale and retail mortgage origination networks outside this region, the Company's origination business is likely to remain concentrated in those states for the foreseeable future. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the economy and the residential real estate markets in those states.

Future Risks Associated with Loan Sales through Securitizations

     In future periods, the Company may sell a portion of the loans it originates through a securitization program and retain the rights to service the loans. The sale of loans through a securitization program would be a significant departure from the Company's previous business operations. While management has explored securitization as a possible alternative loan sale strategy, no affirmative decision or specific time frame for such a program has been established.

     Adverse changes in the securitization market could impair the Company's ability to originate and sell loans through securitization on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's results of operations and financial condition. Furthermore, the Company's quarterly operating results in future periods may fluctuate significantly as a result of the timing and level of securitizations. If securitizations do not close when expected, the Company's results of operations may be adversely affected for that period. Whether or not the Company adopts this loan sale strategy in the future, adverse changes in the securitization market could impair the Company's ability to originate and sell loans to other financial institutions that utilize the securitization market.

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

     Although the Company sells substantially all loans that it originates and purchases on a non-recourse basis, during the period of time that loans are held pending sale, the Company is subject to the various business risks associated with lending, including the risk of borrower default, loan foreclosure and loss, and the risk that an increase in interest rates or a change in secondary market conditions for any reason would result in a decline in the value of loans in the secondary market.

Competition

     The Company faces intense competition from other mortgage banking companies, banks, credit unions, thrift institutions, credit card issuers, finance companies and other financial institution. Many of these competitors in the financial services business are substantially larger and have more capital and financial resources than the Company. Also, the larger national finance companies, banks, quasi-governmental agencies and other originators of conforming mortgage loans have been adapting their conforming origination programs to expand into the non-conforming loan business and are targeting the Company's prime customer base. There can be no assurance that the Company will not face increased competition from such institutions.

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

Regulation

     The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local government authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Regulated matters include loan origination, credit activities, maximum interest rates and finance and other charges, disclosure to customers, the terms of secured transactions, the collection, repossession and claims-handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices. The following discussion and other references to and descriptions of the regulation of financial institutions contained in this document constitute brief summaries of the regulations as currently in effect. This discussion is not intended to constitute a complete statement of all the legal restrictions and requirements applicable to the Company and the Bank and all such descriptions are qualified in their entirety by reference to applicable statutes, regulations and other regulatory pronouncements.

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

     The Company is also required to comply with the ECOA, which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for a loan increase as a result of information obtained from a consumer credit agency, another statute, the FCRA requires the lender to supply the applicant with a name and address of the reporting agency. The Company is also subject to the Real Estate Settlement Procedures Act and is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.

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

OTS Regulation of the Company

     General. The Company is a registered and loan holding company under the federal Home Owner's Loan Act ("HOLA") because of its ownership of the Bank. As such, the Company is subject to the regulation, supervision and examination of the OTS.

     Activities Restriction. There are generally no restrictions on the activities of a loan holding company, such as the Company, which holds only one subsidiary institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary institution, the Director may impose such restrictions as deemed necessary to address such risk, including the limitation of: (i) payment of dividends by the institution; (ii) transactions between the institution and its affiliates; and (iii) any activities of the institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the institution. Notwithstanding the above rules as to the permissible business activities of unitary and loan holding companies, if the institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test set forth in OTS regulations, then such unitary holding company shall become subject to the activities and regulations applicable to multiple and loan holding companies and, unless the institution qualifies as a QTL within one year thereafter, shall register as, and become subject to the restriction applicable to, a bank holding company. See "Regulation of the Bank - Qualified Thrift Lender Test."

     If the Company were to acquire control of another institution other than through merger or other business combination with the Bank, the Company would become a multiple and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisition and where each subsidiary institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary institutions) would thereafter be subject to further restrictions. Among other things, no multiple and loan holding company or subsidiary thereof which is not a institution generally shall commence or continue for a limited period of time after becoming a multiple and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary institution; (iv) holding or managing properties used or occupied by a subsidiary institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in clause
(vii) above also must be approved by the Directors of the OTS prior to being engaged in by a multiple and loan holding company.

     Restrictions on Acquisitions. Except under limited circumstances, and loan holding companies such as the Company are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other institution or and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a institution or holding company thereof which is not a subsidiary. Except with the proper approval of the Director of the OTS, no director or officer of a and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any institution, other than a subsidiary institution, or of any other and loan holding company.

     The Director of the OTS may approve acquisitions resulting in the formation of a multiple and loan holding company which controls institutions in more than one state only if (i) the multiple and loan holding company involved controls an institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the institution pursuant to the emergency acquisition provision of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered institutions).

     Restrictions on Transactions with Affiliates. Transactions between the Company or any of its non-bank subsidiaries and the Bank are subject to various restrictions, which are described under "Regulation of the Bank-Affiliate Transactions."

Regulation of the Bank

     General. The Bank is a federally chartered bank organized under the HOLA. As such, the Bank is subject to regulation, supervision and examination by the OTS. The deposit accounts of the Bank are insured up to applicable limits by the SAIF administered by the FDIC and, as a result, the Bank also is subject to regulation, supervision and examination by the FDIC. The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits. The Bank is a member of the FHLB of Atlanta.

     The business and affairs of the Bank are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the Bank may make, transactions with affiliates, community and consumer lending laws, internal policies and controls, reporting by and examination of the Bank and changes in control of the Bank.

     Insurance of Accounts. Deposit accounts of the Bank up to $100,000 are insured by the Association Insurance Fund (the "SAIF"), administered by the FDIC. Pursuant to legislation enacted in September 1996, a fee was paid by all SAIF insured institutions at the rate of $0.657 per $100 of deposits held by such institutions at March 31, 1995. The money collected capitalized the SAIF reserve to the level of 1.25% of insured deposits as required by law. In 1996, the Bank paid $23,000 for this assessment.

     This legislation also provided for the merger, subject to certain conditions, of the SAIF into the Bank Insurance Fund ("BIF") by 1999. The BIF/SAIF legislation provided for a merger of BIF and SAIF on January 1, 1999, but only if no insured institution was an association. Associations would have had to change charters in order to achieve a merger of the two insurance funds. This provision has now expired. Though the statutory date for a funds merger has passed, the Congress could, at any time, without condition, permit FDIC to merge the funds.

     The legislation also required BIF-insured institutions to share in the payment of interest on the bonds issued by a specially created government entity ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Beginning on January 1, 1997, in addition to the insurance premium that is paid by SAIF-insured institutions to maintain the SAIF reserve at its required level pursuant to the current risk classification system, SAIF-insured institutions paid deposit insurance premiums at the annual rate of 6.4 basis points of their insured deposits and BIF-insured institutions paid deposit insurance premiums at the annual rate of 1.3 basis points of their insured deposits towards the payment of interest on the FICO bonds. Assessments paid for the period starting January 1, 2000 will be assessed the same FICO rate for both BIF and SAIF insured deposits. The new rate paid by the Bank and a BIF insured institution with the same risk classification is 2.12 basis points. Under the current risk classification system, institutions are assigned on one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" -which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups, which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates currently range from zero basis points for well capitalized, healthy institutions to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

     The re-capitalization of the SAIF is expected to result in lower deposit insurance premiums in the future for most SAIF-insured financial institutions, including the Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances, which would result in termination of the Bank's deposit insurance.

     Regulatory Capital Requirements. Federally insured savings associations are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. At December 31, 1999, the Bank's regulatory capital exceeded applicable requirements for categorization as "well-capitalized."

     Federally-insured savings associations are subject to three capital requirements: a tangible capital requirement, a core or leverage capital requirement and a risk-based capital requirement. All savings associations currently are required to maintain tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), core capital equal to 3% of adjusted total assets and total capital (a combination of core and supplementary capital) equal to 8% of risk-weighted assets (as defined in the regulations).In January of 2000, media reports indicated that FDIC is considering raising capital requirements for lenders specializing in subprime consumer loans. A final proposal from the FDIC was reported to be expected at the end of the year 2000 and must be endorsed by the Federal Reserve, the US Treasury's Office of Comptroller of the Currency and the OTS.

     For purposes of the regulation, tangible capital is core capital less all intangibles other than qualifying purchased mortgage-servicing rights, of which the Bank had none at December 31, 1999. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital generally is reduced by the amount of a savings association's intangible assets, other than qualifying mortgage-servicing rights.

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

     OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following are generally not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Bank's regulatory capital at December 31, 1999.

     In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its inherent rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. Although the final rule was originally scheduled to be effective as of January 1994, the OTS has indicated that it will delay invoking its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until appeal procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Management of the Company does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Bank if it becomes effective in its current form.

     In April 1991, the OTS proposed to modify the 3% of adjusted total assets core capital requirement in the same manner as was done by the Comptroller of the Currency for national banks. Under the OTS proposal, only associations rated composite 1 under the CAMEL rating system will be permitted to operate at the regulatory minimum core capital ratio of 3%. For all other associations, the minimum core capital ratio will be 3% plus at least an additional 100 to 200 basis points, which will increase the 4% core capital ratio requirement to 5% of adjusted total assets or more. In determining the amount of additional capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual association through the supervisory process on a case-by-case basis.

    Prompt Corrective Action. Federal law provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "under-capitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to adjusted total assets that is equal to or less than 2.0%. The regulations also permit the appropriate federal banking regulator to downgrade an institution to the next lower category (provided that a significantly undercapitalized institution may not be downgraded to critically undercapitalized) if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. At December 31, 1999, the Bank was a "well capitalized" institution, as defined under the prompt corrective action regulations of the OTS.

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

     Qualified Thrift Lender Test. All associations are required to meet the QTL test set forth in the HOLA and regulations to avoid certain restrictions on their operations. A association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). The Bank met the QTL test throughout 1999.

     Restrictions on Capital Distributions. The OTS has promulgated a regulation governing capital distributions by associations, which include cash dividends, stock redemption's or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a association as a capital distribution. Generally, the regulation creates three tiers of associations based on regulatory capital, with the top two tiers providing a safe harbor for specified levels of capital distributions from associations so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Associations that do not qualify for the safe harbor provided for the top two tiers of associations are required to obtain prior OTS approval before making any capital distributions.

     Tier 1 associations may make the highest amount of capital distributions, and are defined as associations that before and after the proposed distribution meet or exceed their fully phased-in regulatory capital requirements. Tier 1 associations may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year and (ii) 75% of its net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its "fully phased-in capital requirement" to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. At December 31, 1999, the Bank was a Tier 1 association under the OTS capital distribution regulation.

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

     On April 1, 1999 the OTS has adopted regulations changing the notification requirements on capital distributions. The updated regulation provides that an OTS-regulated institution will not have to file a capital distribution notice with the OTS upon meeting certain conditions. These conditions include that the institution has a composite 1 or 2 CAMELS rating; a compliance rating of 1 or 2; a Community Reinvestment Act rating of at least "satisfactory"; is not otherwise in troubled condition; limits capital distribution plans for the calendar year to no more than the sum of it's current retained net income and the preceding two years; remains well-capitalized after the capital distribution; and will not use the proposed capital distribution to reduce or retire stock or debt instruments. An institution that fails to meet any of the required conditions must submit a full application to the OTS.

     Loan-to-One Borrower. Under applicable laws and regulations the amount of loans and extensions of credit which may be extended by an institution such as the Bank to any one borrower, including related entities, generally may not exceed the greater of $500,000 or 15% of the unimpaired capital and unimpaired surplus of the institution. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily available marketable securities. An institution's "unimpaired capital and unimpaired surplus" includes, among other things, the amount of its core capital and supplementary capital included in its total capital under OTS regulations.

     At December 31, 1999, the Bank's unimpaired capital and surplus amounted to $6,606,000, resulting in a general loans-to-one borrower limitation of $991,000 under applicable laws and regulations.

     Brokered Deposits. Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interest in those deposits to third parties. In addition, the term "deposit broker" includes any insured depository institution, and any employee of any insured depository institution, which engages, directly or indirectly, in the solicitation of deposits by offering rates of interest (with respect to such deposits) which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions have the same type of charter in such depository institution's normal market area. As a result of the definition of "deposit broker," all of the Bank's brokered deposits, as well as possibly its deposits obtained through customers of regional and local investment banking firms and the deposits obtained from the Bank's direct solicitation efforts of institutional investors and high net worth individuals, are potentially subject to the restrictions described below. Under FDIC regulations, well-capitalized institutions are subject to no brokered deposit limitations, while adequately-capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) by 120% for retail deposits and 130% for wholesale deposits, respectively, of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering any effective yield that exceeds by more than 75 basis points, the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1999, the Bank was a well-capitalized institution, which was not subject to restrictions on brokered deposits. See "Business - Bank Sources of Funds - Deposits."

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets, which include specified short-term assets and certain long-term assets, equal to a certain percentage of the sum of its average daily balance of net deposit accounts and borrowings payable in one year or less, which can be withdrawn. The liquidity requirement may vary from time to time (between 3% and 10%) depending upon economic conditions and flows of all savings associations. At the present time, the required liquid asset ratio is 4%. Historically, the Bank has operated in compliance with these requirements.

     Affiliate Transactions. Under federal law and regulation, transactions between a savings association and its affiliates are subject to quantitative and qualitative restrictions. Affiliates of a savings association include, among other entities, companies that control, are controlled by or are under common control with the association. As a result, the Company and its non-bank subsidiaries are affiliates of the Bank.

     Savings associations are restricted in their ability to engage in "covered transactions" with their affiliates. In addition, covered transactions between a savings association and an affiliate, as well as certain other transactions with or benefiting an affiliate, must be on terms and conditions at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. associations are required to make and retain detailed records of transactions with affiliates.

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

Community Investment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to the same federal and state laws applicable to the Company generally, laws designed to protect borrowers and promote lending to various sectors of the economy and population. In addition, the Bank is subject to the federal Community Reinvestment Act ("CRA"). The CRA requires each bank or association to identify the communities it serves and the types of credit or other financial services the bank or association is prepared to extend to those communities. The CRA also requires the OTS to assess a association's record of helping to meet the credit needs of its community and to take the assessment into consideration when evaluating applications for mergers, applications and other transactions. The OTS may assign a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." A less than satisfactory CRA rating may be the basis for denying such applications. The OTS conducted a CRA review of the Bank on April 27, 1998 at which time the Bank received a "satisfactory record of meeting community credit needs" rating. Management believes the OTS will continue to have a favorable view of the Bank's CRA record.

     Under the CRA and implementing OTS regulations, an association has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. Until July 1, 1997, the OTS implementing regulations required the board of directors, of each association, to adopt a CRA statement for each delineated local community that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. Under new standards, the OTS will assign a CRA rating based on a Lending Test, Investment Test and Service Test keyed to, respectively, the number of loans, the number of investments, and the level of availability of retail banking services in a association's assessment area. The Lending Test will be the primary component of the assigned composite rating. An "outstanding" rating on the Lending Test automatically will result in at least a "satisfactory" rating in the composite, but an institution cannot receive a "satisfactory" or better rating on the composite if it does not receive at least a "low satisfactory" rating on the Lending Test. Alternatively, a association may elect to be assessed by complying with a strategic plan approved by the OTS. Evaluation under the new rules is mandatory after June 30, 1997; however, a association could elect to be evaluated under the new rules beginning on January 1, 1996, although the Bank did not elect to do so. Data collection requirements became effective January 1, 1996.

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

     In January of 2000, media reports indicated that FDIC is considering raising capital requirements for lenders specializing in sub-prime consumer loans. A final proposal from the FDIC was reported to be expected at the end of the year 2000 and must be endorsed by the Federal Reserve, the US Treasury's Office of Comptroller of the Currency and the OTS.

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

Control by Certain Shareholders

     As of March 15, 2000, Allen D. Wykle, Chairman of the Board, President and Chief Executive Officer and Leon H. Perlin, Director, beneficially own an aggregate of 50.5% of the outstanding shares of Common Stock of the Company. Accordingly, such persons, if they were to act in concert, would have control of the Company, with the ability to approve certain fundamental corporate transactions and the election of the entire Board of Directors.

                              ITEM 2 - PROPERTIES


Properties

     The Company's executive and administrative offices are located at 1716 Corporate Landing Parkway, Virginia Beach, Virginia. The Company moved to this new location on December 6, 1999. The building consists of approximately 30,985 square feet and is owned by the Company. The Company still owns its prior executive and administrative offices located at 3420 Holland Road, Virginia Beach, Virginia. This building is currently listed for sale. The two buildings are subject to total mortgage debt of $2,341,000 as of December 31, 1999. In February 1999, the Company sold the building purchased in June 1997 which was adjacent to its prior headquarters located on Holland Road. (See Note 22 of audited financial statements for information regarding the sale of this office building.)

     As of December 31, 1999 the Company had leases for one regional broker lending office, retail lending offices, and the administrative office for the Bank. These facilities are leased under terms that vary as to duration and in general, the leases expire between 2000 and 2004, and provide rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographic area. Lease expense was $2,027,000, $1,394,000, and $966,000 in 1999, 1998 and 1997, respectively. Total minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 1999 were as follows (in thousands):



               2000                           $      724
               2001                                  344
               2002                                  152
               2003                                   64
               2004                                   48
                                          --------------

               Total 2000-2004                $    1,332
                                          ==============


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

NONE.

                                    PART II

                ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

Market Price of and Cash Dividends on the Company's Common Equity

     The following table shows the quarterly high, low and closing prices of the Company's common stock for 1999, 1998, and 1997 and cash dividends paid per share. All stock price and dividend data has been adjusted to reflect a 100% stock dividend that occurred on November 21, 1997.

                                                 Stock Prices                                 Cash

                             High                   Low                 Close               Dividends
1999:

Fourth Quarter             $   1.75              $   0.50            $   0.50              $       -
Third Quarter                  2.75                  0.78                0.81                      -
Second Quarter                 3.25                  2.38                2.38                      -
First Quarter                  4.13                  2.88                3.00                      -

1998:

Fourth Quarter             $   6.50              $   2.88            $   3.38              $       -
Third Quarter                 13.63                  7.00                7.00                      -
Second Quarter                15.63                 13.13               13.88                      -
First Quarter                 15.08                 12.08               13.13                      -

1997:

Fourth Quarter             $  17.00              $  12.75            $  14.75              $       -
Third Quarter                 17.00                  8.00               15.00                      -
Second Quarter                10.00                  6.00                8.25                      -
First Quarter                 13.50                  8.50                9.75                      -

     The Company did not pay any cash dividends on its Common Stock in 1999, 1998, and 1997. The Company intends to retain all of its earnings to finance its operations and does not anticipate paying cash dividends for the foreseeable future. Any decision made by the Board of Directors to declare dividends in the future will depend on the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Board.

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

Recent Unregistered Security Transactions

     The Company issued 116,706 shares of unregistered shares of common stock on January 5, 1998 to the owners of the portion of Armada LLC, a joint venture, which was not owned by the Company. These share represented the final payment associated with the Company's acquisition of Armada LLC. The stock bears a restrictive legend, is subject to an administrative stop, may not be resold without an opinion of the Company's legal counsel, and is subject to the resale requirements of Rule 144. No broker or general solicitation was involved. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, and the regulations issued thereunder, and Rule 701.

                        ITEM 6 - SELECTED FINANCIAL DATA

     The historical consolidated financial data for the five years ended December 31, 1999 were derived from the consolidated financial statements of the Company included elsewhere herein. The historical consolidated financial data are not necessarily indicative of the results of operations for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and notes thereto included elsewhere herein. Unless otherwise indicated, all financial data has been adjusted to reflect two-for-one stock splits which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend that occurred on November 21, 1997.

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS

(In thousands, except share and per share data)

Years Ended
December 31                             1999         1998          1997          1996          1995
-----------                          ----------   ----------    ----------    ----------    ----------
Revenue:
    Gain on sale of loans            $   13,202   $   29,703    $   33,501    $   17,955    $    7,298
    Interest income                       7,698       10,308        10,935         4,520         3,065
    Gain on sale of securities                -        1,750         2,796             -             -
    Other fees and income                 7,834        7,042         4,934         2,407         1,535
                                     ----------   ----------    ----------    ----------    ----------
       Total revenue                     28,734       48,803        52,166        24,882        11,898
                                     ----------   ----------    ----------    ----------    ----------

Expenses:
     Compensation (1)                    17,765       23,397        16,447         8,017         3,880
     General and administrative (2)      14,427       15,306        14,188         6,853         3,050
     Write down of goodwill               1,131            -             -             -             -
     Loss on sale/disposal
      of fixed assets                       796            -             -             -             -
     Loss on write off of
      securities                             73            -             -             -             -
     Interest expense                     4,957        6,252         6,157         3,121         2,194
     Provision for loan and
      foreclosed property losses          2,256        2,896         1,676         1,308           731
                                     ----------   ----------    ----------    ----------    ----------
          Total expenses                 41,405       47,851        38,468        19,299         9,855
                                     ----------   ----------    ----------    ----------    ----------

Income (loss) before income taxes       (12,671)         952        13,698         5,583         2,043

Income taxes                             (4,749)         473         5,638         2,259           876
                                     ----------   ----------    ----------    ----------    ----------

Net Income (loss)                    $   (7,922)  $      479    $    8,060    $    3,324    $    1,167
                                     ==========   ==========    ==========    ==========    ==========

Net income (loss) per share
 (diluted)                               ($1.45)  $     0.09    $     1.51    $     0.63    $     0.23
                                     ==========   ==========    ==========    ==========    ==========

Cash dividends per share             $        -   $        -    $        -    $     0.04    $     0.04
                                     ==========   ==========    ==========    ==========    ==========

Dividend payout ratio                         -            -             -          6.35%        17.39%
                                     ==========   ==========    ==========    ==========    ==========

Weighted average number of
    shares outstanding (diluted)      5,482,114    5,511,372     5,345,957     5,281,103     5,062,809
                                     ==========   ==========    ==========    ==========    ==========

(1) This document reclassifies "minority interests in consolidated subsidiaries" as "compensation."
(2)  Amount includes Loan Production expense.

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS

(In thousands, except per share data)

Years Ended
December 31                            1999                  1998                 1997              1996                   1995
-----------                        ---------------      ---------------      ---------------    -------------         --------------
SELECTED BALANCES AT YEAR END

Loans receivable, net                  $ 66,771              $105,044             $ 80,696             $ 45,423            $ 28,430
Securities                                2,640                 3,472               15,201               20,140                   -
Total assets                             98,600               136,118              118,125               75,143              34,485
Revolving warehouse loans                17,465                72,546               52,488               32,030              19,566
FDIC-insured deposits                    55,339                29,728               17,815                1,576                   -
Subordinated debt                         5,081                 6,042                9,080                9,183               6,905
Total liabilities (1)                    87,301               116,851               93,070               53,934              28,250
Shareholders' equity                     11,299                19,267               25,055               21,209               6,236

SELECTED LOAN DATA

Loans originated (2)                   $390,816              $522,045             $468,955             $258,833            $111,505
Loans sold                              265,873               389,589              420,498              228,918              83,328
Amount of loans serviced
      at year-end                        69,054               109,500               83,512               48,785              29,249
Loans delinquent 31 days or                4.50%                 5.42%                5.50%                6.61%               8.88%
     More as percent of
      loans at year-end

SELECTED RATIOS

Return on average assets                  (8.45%)                0.40%                7.68%                7.32%               4.06%
Return on average
     Shareholders' equity                (49.01%)                1.93%               32.69%               36.44%              19.86%
Shareholders' equity
      to assets                           11.46%                14.15%               21.21%               28.22%              18.08%
Book value per share                   $   2.07              $   3.51             $   4.64             $   4.21            $   1.28

_____________

(1)  Includes minority interests in subsidiaries.
(2) Includes $151.3 million and $92.3 million brokered loans in 1999 and 1998 respectively.

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General

     The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for each year in the three-year period ended December 31, 1999 and its consolidated financial position at December 31, 1999 and 1998. The discussion includes some forward-looking statements involving estimates and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors such as reduced demand for loans, competitive forces, availability of adequate capital funding, loan delinquency, default and loss rates, general economic environment, market forces affecting the value of the loans originated by the Company and the price of the Company's common stock. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's 1999 audited financial statements. (See also disclosure in Part I, Item 1)

Results of Operations for the Year Ended December 31, 1999 compared to the Year Ended December 31, 1998.

Net Income

The Company's net loss for 1999 was $7.9 million compared to net income of $0.5 million in 1998. On a per share basis (diluted), loss for 1999 was ($1.45) compared to $0.09 for 1998.The return on average assets was (8.45%) in 1999, compared to 0.40% in 1998. Return on average shareholders' equity was (49.01%) in 1999, compared to 1.93% in 1998.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for the Company's broker and retail divisions in 1999 and 1998. During the second quarter of 1999, the Company initiated in-house funding of conforming and government mortgages originated by the retail division. Additionally, the retail branches originate mortgages that are funded through other lenders ("brokered loans"). Brokered loans consist primarily of non-conforming mortgages that do not meet the Company's underwriting criteria and conforming loans. The Company did not fund conforming loans in-house during 1998.

                                                                 Year Ended
                                                                December 31,
(dollars in millions)                                   1999                   1998
                                                   --------------        ---------------
Dollar Volume of Loan Originated:

   Broker Referrals                                      $  126.9               $  203.9

   Retail - brokered loans                                  151.7                   92.3
   Retail - funded in-house non-conforming                   78.5                  225.8
   Retail - funded in-house conforming and
               government                                    33.7                      0
                                                   --------------        ---------------
                    Total Retail                            263.9                  318.1
                                                   --------------        ---------------
   Total                                                 $  390.8               $  522.0
                                                   ==============        ===============

Number of Loans Originated:

   Broker Referrals                                         2,029                  3,484

   Retail - brokered loans                                  1,809                  1,099
   Retail - funded in-house non-conforming                  1,219                  3,882
   Retail - funded in-house conforming and
               government                                     333                      0
                                                   --------------        ---------------
                    Total Retail                            3,361                  4,981
                                                   --------------        ---------------
   Total                                                    5,390                  8,465
                                                   ==============        ===============

The decrease of 44.4% in dollar volume of loans, excluding $151.7 million in brokered loans, originated during the year ended December 31, 1999, compared to the same period in 1998 was due primarily to increased competition in the non-conforming mortgage industry.

Loans originated through the Company's retail offices, excluding $151.7 million in brokered loans, decreased 50.3% to $112.2 million, compared to $225.8 million during the same period in 1998. The decrease was primarily the result of increased pricing competition in the non-conforming mortgage area and a decrease in the number of retail loan origination centers from 26 at December 31, 1998 to 11 at December 31, 1999.

Brokered loans generated by the retail division were $151.7 million during the year ended December 31, 1999 which was a 64.4% increase compared to $92.3 million during the same period in 1998. The increase was primarily the result of pricing competition in the non-conforming mortgage market.

The volume of loans originated through broker referrals from the Company's network of mortgage brokers decreased 37.8% to $126.9 million for the year ended December 31, 1999, compared to $203.9 million for the year ended December 31, 1998. The pricing competition in the non-conforming mortgage industry was the primary reason for the decrease in loans from this source. Also, since the Company did not offer conforming and government loan products through the broker division, the refinance boom for conforming mortgages created by the low interest rate environment contributed to the decrease in loan volume from this division.

The following tables summarize mortgage loan origination activity, including brokered loans, by state, for the years ended December 31, 1999, 1998, and 1997.

(In thousands)

Years Ended
December 31                          1999                                1998                                         1997
                        ---------------------------       --------------------------------       -----------------------------
                            Dollars        Percent             Dollars           Percent             Dollars         Percent
                        -------------    ----------       -----------------    -----------       ---------------    ----------
Broker Division
   Florida                   $ 41,415          10.6%               $ 53,874           10.3%             $ 61,897          13.2%
   North Carolina              21,718           5.6                  25,315            4.9                28,957           6.1
   Virginia                    13,520           3.5                  11,698            2.2                 5,415           1.2
   Pennsylvania                12,723           3.3                      43            0.0                     -             -
   Ohio                        11,406           2.9                  22,233            4.3                32,478           6.9
   Maryland                    11,215           2.9                  35,690            6.8                29,997           6.4
   Georgia                      6,408           1.6                  34,617            6.7                59,792          12.8
   South Carolina               2,677            .7                   9,444            1.8                 4,463           1.0
   Kentucky                     2,097            .5                     361            0.1                     -             -
   Tennessee                    1,896            .5                   6,391            1.2                 7,826           1.7
   Illinois                     1,172            .3                   3,059            0.6                12,781           2.7
   Indiana                        619            .1                      72            0.0                 9,131           1.9
   Michigan                         0             0                   1,115            0.2                 3,680           0.8
                        -------------    ----------       -----------------    -----------       ---------------    ----------

   Total Broker Division     $126,866          32.5%               $203,912           39.1%             $256,417          54.7%
                        =============    ==========       =================    ===========       ===============    ==========

Retail Division:
   Maryland                  $ 68,986          17.7%               $ 66,911           12.8%             $ 66,954          14.4%
   Virginia                    51,407          13.3                  52,856           10.1                34,442           7.3
   Michigan                    50,090          12.8                   4,001            0.8                     0             0
   Georgia                     21,596           5.5                  58,558           11.2                12,886           2.7
   South Carolina              20,482           5.2                  21,682            4.1                18,611           4.0
   Ohio                        18,754           4.8                  23,301            4.5                12,666           2.7
   North Carolina              11,517           2.9                  49,912            9.6                39,007           8.3
   Colorado                     7,540           1.9                       0              0                     0             0
   Delaware                     5,619           1.4                  15,905            3.0                16,056           3.4
   Kentucky                     3,886           1.0                  14,368            2.8                    85             -
   Florida                      1,592            .4                   6,374            1.2                 4,141           0.9
   New Jersey                   1,546            .4                       0              0                     0             0
   Texas                          844            .2                       0              0                     0             0
   Pennsylvania                    91             0                       0              0                     0             0
   Illinois                         0             0                   2,065            0.4                 4,877           1.0
   Indiana                          0             0                   2,200            0.4                 2,813           0.6
                        -------------    ----------       -----------------    -----------       ---------------    ----------

   Total Retail Division     $263,950          67.5%               $318,133           60.9%             $212,538          45.3%
                        =============    ==========       =================    ===========       ===============    ==========

Total Originations:
   Maryland                  $ 80,201          20.5%               $102,601           19.7%             $ 96,951          20.8%
   Virginia                    64,927          16.6                  64,554           12.4                39,857           8.5
   Michigan                    50,090          12.8                   5,116            1.0                 3,680           0.8
   Florida                     43,007          11.1                  60,248           11.5                66,038          14.1
   North Carolina              33,235           8.5                  75,227           14.4                67,964          14.5
   Ohio                        30,160           7.7                  45,534            8.7                45,144           9.6
   Georgia                     28,004           7.2                  93,175           17.9                72,678          15.5
   South Carolina              23,159           5.9                  31,126            6.0                23,074           4.9
   Pennsylvania                12,814           3.3                      43            0.0                     0             0
   Colorado                     7,540           1.9                       0              0                     0             0
   Kentucky                     5,983           1.5                  14,729            2.8                    85            -0
   Delaware                     5,619           1.4                  15,905            3.0                16,056           3.4
   Tennessee                    1,896            .5                   6,391            1.2                 7,826           1.7
   New Jersey                   1,546            .4                       0              0                     0             0
   Illinois                     1,172            .3                   5,124            1.0                17,658           3.7
   Texas                          844            .2                       0              0                     0             0
   Indiana                        619            .2                   2,272            0.4                11,944           2.5
                        -------------    ----------       -----------------    -----------       ---------------    ----------

   Total Originations        $390,816         100.0%               $522,045          100.0%             $468,955         100.0%
                        =============    ==========       =================    ===========       ===============    ==========

Gain on Sale of Loans

The largest component of the Company's net income is gain on sale of loans. There is an active secondary market for most types of mortgage loans originated by the Company. The majority of the loans originated by the Company are sold to other financial institutions. The Company receives cash at the time loans are sold. The loans are sold service-released on a non-recourse basis, except for normal representations and warranties, which is consistent with industry practices. By selling loans in the secondary mortgage market, the Company is able to obtain funds that may be used for additional lending and investment purposes. Gain on sale of loans is comprised of several components, as follows:
(a) the difference between the sales price and the net carrying value of the loan; plus (b) loan origination fee income collected at loan closing and deferred until the loan is sold; less (c) loan sale recapture premiums and loan selling costs.

Non-conforming loan sales totaled $235.5 million including loans owned by the Company in excess of 180 days ("seasoned loans") for the year ended December 31, 1999, compared to $389.6 million including seasoned loans for the same period in 1998. The decrease was caused primarily by the decrease in loan origination volume.

For the year ended December 31, 1999, the Company sold $15.4 million of seasoned loans, at a weighted average discount to par value of 7.8%. The loss was fully reserved for in prior periods. For year ended December 31, 1998, the Company sold $12.0 million of seasoned loans, at a weighted average discount to par value of 10.5%. These losses were recorded as charge offs during 1998.

Conforming and government loan sales were $30.3 million for the year ended December 31, 1999. The Company did not fund conforming or government loans during the same period ended in 1998.

The combined gain on the sale of loans was $13.2 million for the year ended December 31, 1999, which compares with $29.7 million for the same period in 1998. The decrease for the year ended December 31, 1999, was the direct result of a decrease in the weighted-average premium paid by investors for the Company's non-conforming mortgage loans, the addition of conforming and government loan sales that normally carry lower loan sale premiums and a lower volume of loans sold. Gain on the sale of mortgage loans represented 46.3% of total revenue for the year ended December 31, 1999, compared to 60.9% of total revenue for the same period in 1998.

The weighted-average premium realized by the Company on its non-conforming loan sales decreased to 3.1% (excluding seasoned loan sales), during the year ended December 31, 1999, from 5.4% (excluding seasoned loan sales) for the same period in 1998. The decrease in premium percentage was caused by material changes in the secondary market conditions for non-conforming mortgage loans. The weighted-average premium realized by the Company on its conforming and government loans sales was 1.85% during the year ended December 31, 1999.

The Company has never used securitization as a loan sale strategy. However, the whole-loan sale marketplace for non-conforming mortgage loans was impacted by changes that affected companies who previously used securitizations to sell loans. Excessive competition during 1998 and 1999 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool. The increased prepayment speeds experienced in the industry were greater than the assumptions previously used by many securitization issuers and led to an impairment of Asset values for several companies in the industry. Additionally, in September of 1998, due to the Russian crisis, and again in the fourth quarter of 1999, due to Y2K concerns, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many of these companies have experienced terminal liquidity problems. and others have diverted to whole loan sale strategies in order to generate cash. This shift has materially decreased the demand for and increased the supply of non-conforming mortgage loans in the secondary marketplace, which resulted in significantly lower premiums on non-conforming whole-loan mortgage sales beginning in the fourth quarter of 1998 and continuing throughout 1999 when compared to earlier periods.

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

The Company defers recognizing income from the loan origination fees it receives at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans for the year ended December 31, 1999 was $6.1 million, compared to $10.4 million for the year ended December 31, 1998. The decrease is the result of a decrease in the volume of loans sold, which were generated by the Company's retail division. The Company's retail loan sales for the year ended December 31, 1999 comprised 53.4% of total loan sales, with average loan origination fee income earned of 4.62%, including conforming loans. Excluding conforming loans the average loan origination fee income earned was 4.83% for the year ended December 31, 1999. For the year ended December 31, 1998 the Company's retail loan sales were 55.5% of total loan sales with average origination fee income of 5.0%. Fees associated with selling loans were approximately 10 basis points for the year ended December 31, 1999 compared to 20 basis points for the year ended December 31, 1998.

The Company also defers recognition of the expense it incurs, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold. Average fees paid to mortgage brokers for the year ended December 31, 1999 was 41 basis points compared to 39 basis points in 1998.

Interest Income and Expense

The Company's net interest income is dependent on the difference, or "spread", between the interest income it receives from its loans and its cost of funds, consisting principally of the interest expense paid on the warehouse lines of credit, the Bank's deposit accounts and other borrowings.

Interest income for the year ended December 31, 1999 was $7.7 million compared with $10.3 million for the same period ended in 1998. The decrease in interest income for the year ended December 31, 1999 was due to a lower weighted-average coupon associated with the balance of loans held for sale and a lower average balance of loans held for sale.

Interest expense for the year ended December 31, 1999 was $5.0 million compared with $6.3 million for the year ended December 31, 1998. The decrease in interest expense for the year ended December 31, 1999, was the direct result of a decrease in the average balance of interest-bearing liabilities and a lower weighted average coupon associated with interest bearing liabilities.

Changes in the average yield received on the Company's loan portfolio may not coincide with changes in interest rates the Company must pay on its revolving warehouse loans, the Bank's FDIC-insured deposits, and other borrowings. As a result, in times of rising interest rates, decreases in the difference between the yield received on loans and other investments and the rate paid on borrowings and the Bank's deposits usually occur.

The following tables reflect the average yields earned and rates paid by the Company during 1999 and 1998. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)                                       1999                                               1998
                               ------------------------------------------------   ------------------------------------------------
                                    Average                           Average         Average                           Average
                                    Balance         Interest         Yield/Rate       Balance       Interest          Yield/Rate
                               --------------    --------------   -------------   -------------   ------------     ---------------
Interest-earning assets:
     Loan receivable (1)              $67,665            $7,246           10.71%       $ 83,522        $ 9,761               11.69%
     Cash and other interest-
        Earning assets                  9,227               452            4.90          12,754            547                4.28
                               --------------    --------------   -------------   -------------   ------------     ---------------
                                       76,892             7,698           10.01%         96,276         10,308               10.71
                                                 --------------   -------------                   ------------     ---------------

Non-interest-earning assets:
     Allowance for loan losses         (2,481)                                           (1,789)
     Investment in IMC                     71                                             8,136
     Premises and equipment,            5,375                                             4,770
      net
     Other                             13,941                                            11,875
                               --------------                                     -------------

     Total assets                     $93,798                                          $119,268
                               ==============                                     =============


Interest-bearing liabilities:
     Revolving warehouse lines         33,380             2,405            7.20        $ 49,810          3,888                7.80
     FDIC - insured deposits           32,365             1,835            5.67          22,858          1,361                5.96
     Other interest-bearing             7,792               717            9.20          10,677          1,003                9.39
        Liabilities
                               --------------    --------------   -------------   -------------   --------------   ---------------
                                       73,537             4,957            6.74          83,345          6,252                7.50
                                                 --------------   -------------                   ------------     ---------------

Non-interest-bearing
 liabilities                            4,096                                            11,126
                               --------------                                     -------------

     Total liabilities                 77,633                                            94,471

Shareholders' equity                   16,165                                            24,797
                               --------------                                     -------------

     Total liabilities and
      equity                          $93,798                                          $119,268
                               ==============                                     =============

Average dollar difference
 between
    Interest-earning assets
     and interest-
    Bearing liabilities               $ 3,354                                          $ 12,931
                               ==============                                     =============

Net interest income                                      $2,741                                        $ 4,056
                                                 ==============                                   ============

Interest rate spread (2)                                                   3.27%                                              3.21%
                                                                  =============                                    ===============

Net annualized yield on average
    Interest-earning assets                                                3.57%                                              4.21%
                                                                  =============                                    ===============

(1)  Loans shown gross of allowance for loan losses, net of premiums/discounts.

(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the year ended December 31, 1999 compared to the year ended December 31, 1998. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $1.3 million in net interest income for the year ended December 31, 1999 compared to the year ended December 31, 1998 was primarily the result of a decrease in the average balance on interest-earning assets.


($ In thousands)



                                               1999 Versus 1998
                                          Increase (Decrease) due to:
                                   Volume            Rate             Total
                              -------------     ------------     -------------
Interest-earning assets:
  Loan receivable                   $(1,746)           $(769)          $(2,515)
  Cash and other interest-
     earning assets                    (196)             101               (95)
                              -------------     ------------     -------------
                                     (1,942)            (668)           (2,610)
                              -------------     ------------     -------------

Interest-bearing liabilities:
  Revolving warehouse lines          (1,202)            (281)           (1,483)
  FDIC-insured deposits                 536              (62)              474
  Other interest-
     bearing liabilities               (266)             (20)             (286)
                              -------------     ------------     -------------
                                       (932)            (363)           (1,295)
                              -------------     ------------     -------------


Net interest income (expense)       $(1,010)           $(305)          $(1,315)
                              =============     ============     =============


Other Income

In addition to net interest income (expense), and gain on sale of loans, the Company derives income from origination fees earned on brokered loans generated by the Company's retail offices and other fees earned on the loans funded by the Company, such as document preparation fees, underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. Brokered loan fees were $6.1 million for the year ended December 31, 1999, compared to $4.3 million for the year ended December 31, 1998. For the year ended December 31, 1999, other income totaled $7.8 million compared to $7.0 million for the same period in 1998. The increase was primarily the result of the increase in brokered loan fees which was generated by an increase in brokered loan volume. The increase in brokered loan fees was offset by a reduction in underwriting fee income due to a lower volume of loans closed. Underwriting fee income was $1.3 million for the year ended December 31, 1999 compared to $2.3 million for the year ended December 31, 1998.

Comprehensive Income

The Company has other comprehensive income (loss) in the form of unrealized holding losses on securities held for sale. For the year ended December 31, 1999, other comprehensive loss was $0.05 million compared to other comprehensive loss of $6.8 million for the year ended December 31, 1998. The loss for the year ended December 31, 1999 related to the decrease in the market price of the Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio investment and in 1998 the loss was related to a decrease in the market price of IMC Mortgage Company common stock.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $5.6 million to $17.8 million for the year ended December 31, 1999 from 1998. The decrease was directly attributable to a decrease in the number of employees and lower commissions expense caused by the decrease in loan volume. Salary expense decreased by $4.4 million and payroll related benefits decreased by $0.5 million. The decrease was caused by a lower average number of employees, which was attributed to the Companies cost cutting initiative. For the year ended December 31, 1999 the average full time equivalent employee count was 371 compared to 578 for the year ended December 31, 1998. Commissions to loan officers decreased by $1.1 million due to lower loan volume.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 1999 increased by $0.8 million to $12.5 million, compared to the year ended December 31, 1998. The increase is attributed to increases in advertising expense, rent expense and depreciation expense. For the year ended December 31, 1999 these three expense items increased $3.3 million compared to the same period ended December 31, 1998. The increase in advertising was caused by the Company's formation of a centralized advertising and marketing department in order to consolidate its marketing. The sale lease back of the building that housed the advertising and marketing department in Virginia Beach prior to relocation to the new corporate office building in December of 1999 caused the increase in rent. Also, the Company continues to pay rent on a many of offices that it has closed while it is attempting to sublease these locations. The increase in depreciation expense was caused by the acquisition of ConsumerOne Financial, which has depreciable equipment of $0.8 million. Expenses in all other general and administrative categories decreased by $4.1 million during the year ended December 31, 1999, compared to the year ended December 31, 1998. These expenses were part of the Company's cost reduction initiative.

Write down of Goodwill

Goodwill related to the 1998 purchase of MOFC, Inc. d/b/a ConsumerOne Financial and the Funding Center of Georgia was written down during the year ended December 31, 1999. The anticipated net income from these acquisitions was not realized due to the decreasing margins in the nonconforming mortgage industry, therefore the Company reevaluated its intangible assets associated with the acquisitions. The total write down for the year ended December 31, 1999 was $1.1 million.

Loss on Sale/Disposal of Fixed Assets

For the year ended December 31, 1999 the Company disposed of computers and equipment no longer in service because of branch closings which resulted in a loss of $0.4 million. There was also an expense of $0.3 million regarding the charge taken for previously capitalized legal and architectural costs related to previous plans to construct a new corporate headquarters building in Virginia Beach. These construction plans were cancelled when the Company's current building became available for purchase and was acquired by the Company in late 1999.

Loan Production Expense

The largest component of loan production expense is fees paid by the Company to mortgage brokers for services rendered in the preparation of loan packages. Other items that comprise loan production expenses are appraisals, credit reports, leads research and telemarketing list expenses. Loan production expenses for the year ended December 31, 1999 were $1.9 million compared to $3.6 million for the year ended December 31, 1998. The decrease was primarily the result of a decrease in services rendered fees of $1.2 million. Also, appraisal and credit report expense decreased due to lower loan volume. The company also eliminated payments to outside consultants for research of customer leads due to the creation of the centralized advertising and marketing departments.

Provision for Loan Losses

The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for 1999 and 1998:

(In thousands)

Years Ended
December 31
-----------                                                    1999              1998
                                                         --------------      ------------
Balance at beginning of year                                    $ 2,590          $  1,687
Provision charged to expense                                      2,042             3,064
Acquisition of MOFC, Inc.                                             0                49
Loans charged off                                                (3,286)           (2,372)
Recoveries of loans previously charged off                           36               162
                                                         --------------      ------------

Balance at end of year                                          $ 1,382          $  2,590
                                                         ==============      ============

Loans receivable at year-end, gross
      of allowance for losses                                   $69,054          $107,634

Ratio of allowance for loan losses to gross
      loans receivable at year-end                                 2.00%             2.41%

The Company added $2.0 million during the year ended December 31, 1999 to the allowance for loan losses, compared to an increase of $3.1 million for the year ended December 31, 1998. The decrease in the provision was primarily the result of a decrease in the balance of gross mortgage loans held by the Company for the respective dates. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off, are accounted for in the allowance for loan losses.

The allowance is established at a level that management considers adequate relative to the composition of the current portfolio of loans held for sale. Management considers characteristics of the Company's current loan portfolio such as credit quality, the weighted average coupon, the weighted average loan to value ratio, the age of the loan portfolio and the portfolio's delinquency status in the determination of an appropriate allowance. Other criteria such as covenants associated with the Company's credit facilities, trends in the demand for and pricing for loans sold in the secondary market for non-conforming mortgages and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future.

Provision for Foreclosed Property Losses

The Company increased its provision for foreclosed property losses by $215,000 for the year ended December 31, 1999, compared to an decrease of $168,000 for the year ended December 31, 1998.

Sales of real estate owned yielded net losses of $648,000 for the year ended December 31, 1999 versus $660,000 for the year ended December 31, 1998.

The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for 1999 and 1998:

(In thousands)

Years Ended
December 31                                                            1999                     1998
-----------                                                     -------------------       -----------------
Balance at beginning of year                                         $          503            $        671
Provision charged to (reducing) expense                                         215                    (168)
                                                               --------------------       -----------------

Balance at end of year                                               $          718            $        503
                                                               ====================       =================

Real estate owned at year-end, gross                                 $        2,992            $      2,211
      of allowance for losses

Ratio of allowance for foreclosed property losses                             24.00%                  22.80%
      to gross real estate owned at year-end

The Company maintains a reserve on its real estate owned ("REO") based upon management's assessment of appraised values at the time of foreclosure. The increase in the provision for foreclosed property losses relates to an increase in the dollar amount of outstanding REO at December 31, 1999 when compared to December 31, 1998. While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

Results of Operations for the Year Ended December 31, 1998 compared to the Year Ended December 31, 1997.

Net Income

The Company's net income for 1998 was $0.5 million compared to net income of $8.1 million in 1997. On a per share basis (diluted), income for 1998 was $0.09, compared to $1.51 for 1997. The return on average assets was 0.40% in 1998, compared to 7.68% in 1997. Return on average shareholders' equity was 1.93% in 1998, compared to 32.69% in 1997.

Origination of Mortgage Loans

The following table shows loan originations in dollars and units for the Company's broker and retail units in 1998 and 1997:

(Dollars in millions)

Years Ended
December 31                                           1998                   1997
-----------                                      ----------------       ----------------

     Broker                                           $     203.9            $     256.4
     Retail - funded through other lenders                   92.3                     NM
     Retail - funded in-house                               225.8                  212.5

     Total                                            $     522.0            $     468.9
                                                 ================       ================

Number of Loan Originated:
     Broker                                                3,484                   4,399
     Retail - funded through other lenders                 1,099                      NM
     Retail - funded in-house                              3,882                   4,022
                                                 ---------------        ----------------

     Total                                                 8,465                   8,421
                                                 ===============        ================

NM  = Not Material

The decrease of 8.4% in dollar volume of loans, excluding $92.3 million in brokered loans, originated during the year ended December 31, 1998, compared to the same period in 1997 was due primarily to increased competition in the non-conforming mortgage industry.

Loans originated through the Company's retail offices, excluding $92.3 million in brokered loans, increased 6.3% to $225.8 million, compared to $212.5 million during the same period in 1997. The growth in retail origination's for the year ended December 31, 1998 was due to an increase in retail office locations from internal growth and due to the acquisition of FCGA.

Brokered loans generated by the retail division were $92.3 million during the year ended December 31, 1998. Brokered loan volume originated during the year ended December 31, 1997 was not material and therefore the dollar volumes were not recorded. (See: Other Income on page 57)

The volume of loans originated through referrals from the Company's network of mortgage brokers decreased

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

Gain on Sale of Loans

The largest component of the Company's net income is gain on sale of loans. There is an active secondary market for most types of mortgage loans originated by the Company. The majority of the loans originated by the Company are sold to other financial institutions. The Company receives cash at the time loans are sold. The loans are sold service-released on a non-recourse basis, except for normal representations and warranties, which is consistent with the industry practices. By selling loans in the secondary mortgage market, the Company is able to obtain funds that may be used for additional lending and investment purposes Gain on sale of loans is comprised of several components, as follows:
(a) the difference between the sales price and the net carrying value of the loan; plus (b) loan origination fee income collected at loan closing and deferred until the loan is sold; (c) loan sale recapture premiums and loan selling costs.

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

Gain on sale of loans was $29.7 million for the year ended December 31, 1998, which compares with $33.5 million for the same period in 1997. These gains exclude the sale of $12.0 million of Seasoned Loans at a discount in 1998. The decrease for the year ended December 31, 1998, was the direct result of a decrease in the weighted-average premium paid by investors for the Company's loans. Gain on the sale of mortgage loans represented 60.9% of total revenue during the year ended December 31, 1998, compared to 64.2% of total revenue for the same period in 1997.

The weighted average premium realized by the Company on its loan sales decreased to 5.4%, excluding the sale of $12.0 million Seasoned Loans at a discount to par, during the year ended December 31, 1998, from 6.4% for the same period in 1997. Including the discounted sale of $12.0 million of Seasoned Loans, the weighted average premium realized by the Company during the year ended December 31, 1998 decreased to 4.9% from 6.4% for the same period in 1997.

The decrease in premium percentage was caused by material changes in the secondary market conditions for non-conforming mortgage loans. The Company has never used securitization as a loan sale strategy. However, the whole-loan sale marketplace for non-conforming mortgage loans was impacted by changes that affected companies who previously used securitizations to sell loans. Excessive competition during 1997 and 1998 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool. The increased prepayment speeds experienced in the industry were greater than the assumptions previously used by many securitization issuers and led to an impairment of Asset values for several companies in the industry. Additionally, in September 1998, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many of these companies have and continue to report material losses, experienced reductions in liquidity sources and diverted to whole loan sale strategies in order to generate cash. This shift materially decreased the demand and increased the supply of non-conforming mortgage loans in the secondary marketplace, which resulted in significantly lower premiums on non-conforming whole-loan mortgage sales.

In addition, the premium percentage has decreased due to a decrease in the Weighted Average Coupon ("WAC") on the Company's loan origination's, which was primarily the result of an increase in adjustable rate mortgage origination's during 1998 compared to 1997. These premiums do not include loan origination fees collected by the Company at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

The Company defers recognizing income from the loan origination fees it receives at the time a loan is closed. These fees are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans, excluding the sale of $12.0 million of Seasoned Loans at a discount, for the year ended December 31, 1998 was $10.4 million, compared to $8.6 million in the year ended December 31, 1997. The increase is the result of the Company selling more loans generated by its retail division. The Company's retail loan sales during the year ended December 31, 1998 comprised 55.5% of total loan sales, with average loan origination fee income earned of 5.0%, excluding the Seasoned Loan sale of $12.0 million at a discount. For the same period of 1997, the Company's retail loan sales were 48.5% of total loan sales with average origination fee income earned of 4.2%. Fees associated with selling loans decreased to approximately 20 basis points of the dollar volume of loans sold for the year ended December 31, 1998 from 35 basis points for the year ended December 31, 1997.

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

Interest Income and Expense

The Company's net interest income is dependent on the difference, or "spread", between the interest income it receives from its loans and its cost of funds, consisting principally of the interest expense paid on the warehouse lines of credit, the Bank's deposit accounts and other borrowings.

Interest income for the year ended December 31, 1998 was $10.3 million compared with $10.9 million for the same period ended in 1997. The decrease in interest income for the year ended December 31, 1998 was primarily due to a lower weighted-average coupon associated with the balance of loans held for sale.

Interest expense for the year ended December 31, 1998 was $6.3 million compared with $6.2 million for the year ended December 31, 1997. The decrease in interest expense for the year ended December 31, 1998, was the direct result of an increase in the average balance of interest-bearing liabilities.

Changes in the average yield received on the Company's loan portfolio may not coincide with changes in interest rates the Company must pay on its revolving warehouse loans, the Bank's FDIC-insured deposits, and other borrowings. As a result, in times of rising interest rates, decreases in the difference between the yield received on loans and other investments and the rate paid on borrowings and the Bank's deposits usually occur.

The following tables reflect the average yield earned and rates paid by the Company during 1998 and 1997. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)

                                                      1998                                                      1997
                              -------------------------------------------------     -----------------------------------------------
                                                                     Average                                             Average
                                  Average                             Yield/            Average                           Yield/
                                  Balance          Interest            Rate             Balance         Interest           Rate
                              -------------      ------------     -------------     --------------   --------------   -------------
Interest-earning assets:
     Loans receivable (1)          $ 83,522           $ 9,761             11.69%          $ 74,116          $10,662           14.39%
     Cash and other interest-
       Earning assets                12,754               547              4.28              4,240              273            6.44
                              -------------      ------------     -------------     --------------   --------------   -------------
                                     96,276            10,308             10.71             78,356           10,935           13.96
                                                 ------------     -------------                      --------------   -------------
Non-interest-earning assets:
     Allowance for loan losses       (1,789)                                                (1,231)
     Investment in IMC                8,136                                                 17,376
     Premises and equipment, net      4,770                                                  3,372
     Other                           11,875                                                  7,112
                              -------------                                         --------------

     Total assets                  $119,268                                               $104,985
                              =============                                         ==============

Interest-bearing liabilities:
     Revolving warehouse lines     $ 49,810             3,888              7.80           $ 59,681            4,834            8.10
     FDIC-insured deposits           22,858             1,361              5.96              6,076              357            5.88
     Other interest-bearing
       Liabilities                   10,677             1,003              9.39             10,307              966            9.37
                              -------------      ------------     -------------     --------------   --------------   -------------
                                     83,345             6,252              7.50             76,064            6,157            8.09
                                                 ------------     -------------                      --------------   -------------

Non-interest-bearing
 liabilities                         11,126                                                  4,264
                              -------------                                         --------------
     Total liabilities               94,471                                                 80,328
Shareholders' equity                 24,797                                                 24,657
                              -------------                                         --------------

     Total liabilities and
      equity                       $119,268                                               $104,985
                              =============                                         ==============

Average dollar difference
 between
   Interest-earning assets
    and interest-
   Bearing liabilities             $ 12,931                                               $  2,292
                              =============                                         ==============

Net interest income                                   $ 4,056                                               $ 4,778
                                                 ============                                        ==============

Interest rate spread (2)                                                   3.21%                                               5.87%
                                                                  =============                                       =============

Net annualized yield on
 average
   Interest-earning assets                                                 4.21%                                               6.10%
                                                                  =============                                       =============

 _____________
 (1)  Loans shown gross of allowance for loan losses, net of premiums/discounts.
 (2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the amounts of the changes in interest income and expense which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the year ended December 31, 1998 compared to the year ended December 31, 1997. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $723,000 in net interest income for the year ended December 31, 1998 compared to the year ended December 31, 1997 was primarily result of a decrease in the average yield on interest-earning assets

                                                                               1998 Versus 1997
                                                                          Increase (Decrease) Due to
                                                       --------------------------------------------------------------
(in thousands)                                                 Volume                  Rate                 Total
                                                       --------------------     ----------------     ----------------
Total interest-earning assets
       Loans receivable                                        $      1,884           $   (2,785)           $    (901)
       Cash and other
          Interest-earning assets                                       328                  (55)                 273
                                                       --------------------     ----------------     ----------------
                                                                      2,212               (2,840)                (628)
                                                       --------------------     ----------------     ----------------
Total interest-bearing liabilities
       Revolving warehouse loans                                       (776)                (170)                (946)
       FDIC-insured deposits                                            999                    5                1,004
       Other                                                             35                    2                   37
                                                       --------------------     ----------------     ----------------
                                                                        258                 (163)                  95
                                                       --------------------     ----------------     ----------------

Net interest income                                            $      1,954           $   (2,677)           $    (723)
                                                       ====================     ================     ================

Gain on Sale of Securities

The Company sold 558,400 shares of IMC stock for $1.9 million, which resulted in a pre-tax gain of $1.8 million, during 1998. The Company sold 233,241 shares of IMC stock for $3.7 million, which resulted in a pre-tax gain of $2.8 million, during 1997.

Other Income

In addition to net interest income (expense), and gain on the sale of loans, the Company derives income from origination fees earned on brokered loans generated by the Company's retail offices and other fees earned on the loans funded by the Company, such as document preparation fees, underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. Brokered loan fees were $4.3 million for the year ended December 31, 1998, compared to $1.0 million for the year ended December 31, 1997. For the year ended December 31, 1998, other income totaled $7.0 million compared to $5.0 million for the same period in 1997. The increase was primarily the result of the increase in brokered loan fees, which was offset by a reduction in underwriting fee income due to a lower volume of loans closed.

Comprehensive Income

The Company has comprehensive income (loss) in the form of unrealized holding gain (loss) on securities held for sale. The shares of IMC Mortgage Company common stock owned by the Company is the primary component of the Company's security holdings (See Item 2 section "Assets"). For the year ended December 31, 1998, other comprehensive loss was $6.8 million compared to comprehensive loss of $4.5 million for the year ended December 31, 1997. The losses for the year ended December 31, 1998 and 1997, were related to a decrease in the market price of IMC Mortgage Company common stock. The Company owned approximately 435,634 shares of IMC Mortgage Company common stock on December 31, 1998.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which increased by $4.9 million to $23.4 million for the year ended December 31, 1998, compared to the same period in 1997. The increase was directly attributable to an increase in the number of employees. During the year ended December 31, 1998, approximately 60% of the increase was attributed to staffing needs for seven additional retail origination offices compared to the same period in 1997. The remaining 40% of the increase in compensation and related benefits expense for the year ended December 31, 1998, was due to a higher number of employees in the corporate headquarters during the first six months of 1998. During the first six months of 1998, the Company had an increase of 68.1% in corporate office staff compared to the same period in 1997, with a corresponding increase in base salaries and benefits of approximately $2.0 million. However, in July 1998, the Company initiated a plan to reduce the number of employees in the corporate office. As of December 31, 1998, the home office had been reduced by 21% compared to March 31, 1998.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 1998 increased by $1.5 million to $11.7 million, compared to the year ended December 31, 1997. This increase is attributed to the addition of seven retail-lending offices during the year ended December 31, 1998.

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

Provision for Loan Losses

The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for 1998 and 1997:

(In thousands)
Years Ended
December 31                                                               1998                    1997
                                                                  ------------------     -------------------
Balance at beginning of year                                              $    1,687              $      924
Provision charged to expense                                                   3,064                   1,534
Acquisition of MOFC, Inc.                                                         49                       -
Loans charged off                                                             (2,372)                   (953)
Recoveries of loans previously charged off                                       162                     182
                                                                  ------------------     -------------------

Balance at end of year                                                    $    2,590              $    1,687
                                                                  ==================     ===================

Loans receivable at year-end, gross
     of allowance for losses                                              $  107,634              $   82,383

Ratio of allowance for loan losses to gross
     loans receivable at year-end                                               2.41%                   2.05%

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

The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for 1998 and 1997:

(In thousands)
Years Ended
December 31                                                                  1998                 1997
                                                                      ----------------     ----------------
Balance at beginning of year                                               $       671           $      529
Provision charged to expense                                                      (168)                 142
                                                                      ----------------     ----------------

Balance at end of year                                                     $       503           $      671
                                                                      ================     ================

Real estate owned at year-end, gross
     of allowance for losses                                               $     2,211           $    3,038

Ratio of allowance for foreclosed property losses
      to gross real estate owned at year-end                                     22.80%               22.09%

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

Financial Condition at December 31, 1999 and 1998

Assets

The total assets of the Company were $98.6 million at December 31, 1999, compared to total assets of $136.1 million at December 31, 1998.

Cash and cash equivalents increased by $4.4 million to $10.7 million at December 31, 1999, from $6.3 million at December 31, 1998. The increase was the result of the Company's banking subsidiary increasing its cash position due to Y2K concerns.

Net mortgage loans receivable decreased by $38.3 million to $66.8 million at December 31, 1999. The 36.4% decrease in 1999 is primarily due to the Company selling more loans than were originated in-house during 1999. The Company generally sells loans within sixty days of origination.

Real estate owned ("REO") increased by $0.6 million to $2.3 million at December 31, 1999. The 33.2% increase in REO resulted from the sale of $3.2 million in REO properties and additions of $4.0 million to REO during the twelve months ended December 31, 1999.

Investments decreased by $0.8 million to $2.6 million at December 31, 1999. Investments consist primarily of an Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio and FHLB stock owned by the Bank. The 24.0% decrease in investments in 1999 is primarily due to the sale of shares in the Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio.

Premises and equipment increased by $0.5 million to $6.1 million at December 31, 1999. The change in premises and equipment is due to several transactions. The Company purchased a new administrative and executive office building located in Virginia Beach, Virginia for $2,250,000, had additions of $0.7 million in equipment and improvements and purchased 7.77 acres of land for $0.6 million. This was offset by the sale of one of the Company's office buildings in Virginia Beach for $1.1 million and the disposition of $2.1 million of equipment located in the retail branches recently closed by the Company and the disposition of old equipment at the headquarters locations offset the increase from the purchase of the new administrative and executive office building.

Goodwill (net) decreased by $3.4 million to $1.1 million at December 31, 1999. The decrease is due to the write down of goodwill associated with the 1998 purchase of MOFC, Inc. d.b.a. ConsumerOne Financial and the Funding Center of Georgia. The anticipated net income from both acquisitions was not realized due to the decreasing margins in the nonconforming mortgage industry, therefore the company reevaluated its intangible assets associated with these acquisitions. It was determined that the Funding Center of Georgia goodwill would be written down to zero. This resulted in a write down of goodwill, which was a charge to income, of $358,000 and a write down of goodwill of $272,000, which was not a charge to income because it was offset by a corresponding write down of an accrued payable for anticipated "earnout" payments to acquisitions. It was determined that the goodwill related to MOFC, Inc. dba ConsumerOne would be written down to the initial payment of $575,000. This resulted in a write off of goodwill in the amount of $773,000 which was a charge to income and a write down of $1.6 million which was not a charge to income because it was offset by a corresponding write down of an accrued payable for anticipated "earnout" payments to acquisitions. The remaining decrease is associated in goodwill with the 1999 amortization expense.

Income tax receivable increased by $3.6 million to $5.6 million at December 31, 1999. The 179.0% increase can be attributed to the Company's before tax net loss of $12.7 million for the twelve months ended December

31, 1999, which results in net tax loss carry forwards.

The deferred tax asset decreased by $1.6 million to $1.7 million at December 31, 1999. The change was the result of a combination of a reduction of the state tax rate from 8.75% in 1998 to 7.0% in 1999 and the elimination of unearned loan fees (FAS 91) as a timing difference in the calculation of the Company's tax provision.

Other assets decreased by $2.4 million to $1.7 million at December 31, 1999. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets. Accrued interest receivable decreased $0.2 million, which was due to a lower average loans held for sale at December 31, 1999. In addition, prepaid assets decreased by $1.0 million. At December 31, 1998 there were $0.7 million in loans that had been funded that did not close until January 1999. In addition prepaid syndicated bank fees decreased from $0.2 million at December 31, 1998 to zero for the same period ended December 31, 1999. Other receivables decreased by $0.4 million and impounds (net) decreased by $0.2 million due to the creation of a 25% allowance for impound losses created in December 1999. The remainder of the decrease is due to a lower brokered loan fee receivable for the twelve months ended December 31, 1999.

Liabilities

Outstanding balances for the Company's revolving warehouse loans decreased by $55.1 million to $17.5 million at December 31, 1999. The75.9% decrease in 1999 was primarily attributable to the decrease in loans receivable.

The Company draws on its revolving warehouse lines of credit as needed to fund loan production. As of December 31, 1999, the Company had issued loan funding checks totaling $1.0 million which had not cleared the Company's checking account and for which the Company had not drawn funds from its warehouse lines. These checks cleared the Company's bank accounts in the first few business days of January 2000 and most were funded with cash on hand or new warehouse line draws.

The Bank's deposits totaled $55.3 million at December 31, 1999 compared to $29.7 million at December 31, 1998. The Bank substantially increased its deposits in 1999 in order to fund loans. Of the certificate accounts as of December 31, 1999, a total of $44.9 million was scheduled to mature in the twelve-month period ending December 31, 2000.

As of December 31, 1999 the Bank borrowed $4.6 million from the Federal Home Loan Bank (FHLB) to fund loan production. There were no borrowings at December 31, 1998.

Promissory notes and certificates of indebtedness totaled $5.1 million at December 31, 1999 compared to $6.0 million at December 31, 1998. The 15.9% decrease is primarily due to the redemption of maturing promissory notes and certificates. In 1999 the Company was not soliciting new promissory notes or certificates of indebtedness. The Company has utilized promissory notes and certificates of indebtedness to help fund its operations since 1984, which are subordinated to the Company's warehouse lines of credit. Promissory notes outstanding carry terms of one to five years and interest rates between 8.00% and 10.25%, with a weighted-average rate of 9.62% at December 31, 1999. Certificates of indebtedness are uninsured deposits authorized for financial institutions like the Company, which have Virginia industrial loan association charters. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 9.69% at December 31, 1999.

Mortgage loans payable increased by $1.1 million to $2.3 million at December 31, 1999. The increase is due to the purchase of a new administrative and executive office building in Virginia Beach, VA. The purchase price was $2,250,000 and the Company carries a mortgage note payable for $2,025,000. The Company also sold one of its headquarters buildings for which the Company was carrying a mortgage note payable of $0.8 million.

Accrued and other liabilities decreased by $4.9 million to $2.4 million at December 31, 1999. This category includes accounts payable, loan proceeds payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The 66.8% decrease is primarily attributable to the elimination of the $1.6 million investment payable attributed to the 1998 acquisition of a Michigan based loan origination office, and the elimination of the $0.3 million investment payable attributed to the Georgia based loan origination office. In 1998 the Company also had $2.6 million in loan proceeds payable compared to zero for the same period ending December 31, 1999. The remaining decrease is attributable to payment of year end accrued payables and the cancellation of capitalized lease obligations.

Shareholders' Equity

Total shareholders' equity at December 31, 1999 was $11.3 million compared to $19.3 million at December 31, 1998. The $8.0 million decrease in 1999 was primarily due to the $7.9 million loss for the twelve months ended December 31, 1999.

Liquidity and Capital Resources

The Company's operations require access to short and long-term sources of cash. The Company's primary sources of cash flow result from the sale of loans through whole loan sales, loan origination fees, processing, underwriting and other fees associated with loan origination and servicing, net interest income, and borrowings under its warehouse facilities, certificates of indebtedness issued by Approved Financial Corp. and certificates of deposit issued by the Bank to meet its working capital needs. The Company's primary operating cash requirements include the funding of mortgage loan originations pending their sale, operating expenses, income taxes and capital expenditures.

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to the Company's ability to continue to originate loans. The Company has historically operated, and expects to operate in the future on a negative cash flow basis from operations due to the fact that origination's normally exceed loan sales. However, for the year ended December 31, 1999, the Company was provided cash from operating activities of $28.0 million, due to the fact that the Company sold a greater volume of loans than it funded during the period. The net cash provided by operating activities was primarily used to fund mortgage loan originations. For the year ended December 31, 1998 the Company used cash from operating activities of $31.8 million.

The Company finances its operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the year ended December 31, 1999, the Company paid down debt from financing activities of $24.7 million, due to the fact that the Company had repayments of debt in excess of borrowings, which was the result of loan sales exceeding loan origination's. For the year ended December 31, 1998 the Company received cash from financing activities of $22.2 million.

The Company's borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on Company office buildings, FHLB advances, subordinated debt and loan proceeds payable) were 86.1% of assets at December 31, 1999 compared to 82.3% at December 31, 1998.

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

Bank Sources of Capital

The Bank's deposits totaled $55.3 million at December 31, 1999, compared to $29.7 million at December 31, 1998. The Bank currently utilizes funds from deposits and a $15 million line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans. The Company plans to increase the use of credit facilities and funding opportunities available to the Bank.

Warehouse and Other Credit Facilities

On November 10, 1999 the Company obtained a $20.0 million sub-prime line of credit from Regions Bank. The line is secured by loans originated by the Company and bears interest at a rate of 3.25% over the one-month LIBOR rate. The Company may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of December 31, 1999 $5.3 million was outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of December 31, 1999 the Company is in compliance with all financial covenants.

On November 10, 1999 the Company obtained a $20.0 million conforming loan line of credit from Regions Bank. The line is secured by loans originated by the Company and bears interest ranging from 2.25% to 2.75% over the one-month LIBOR rate based upon the monthly advance levels. The Company may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of December 31, 1999 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of December 31, 1999 the Company is in compliance with all financial covenants.

Effective on December 8, 1999, the Company obtained an amendment to their warehouse line of credit agreement with Chase Bank of Texas. Since the utilization of the credit line has been very low in 1999, the amendment reduced the size of the warehouse facility to $15.0 million, and all bank syndicate members other than Chase were released from the commitment. The line is secured by loans originated by the Company and bears interest at a rate of 1.75% over the one-month LIBOR rate. The Company may receive warehouse credit advances of 95% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. As of December 31, 1999, $12.1 million was outstanding under this facility. The line is scheduled to expire on June 7, 2000 and will not be renewed. The line of credit is subject to financial covenants for tangible net worth and a leverage ratio. As of December 31, 1999 the Company is in compliance with all financial covenants.


Other Capital Resources

Promissory notes and certificates of indebtedness have been a source of capital for the Company since current management acquired the Company in 1984. Promissory notes and certificates of indebtedness totaled $5.1 million at September 30, 1999 compared to $6.0 million at December 31, 1998. These borrowings are subordinated to the Company's warehouse lines of credit.

The Company had cash and cash equivalents of $10.7 million at December 31, 1999. The Company has sufficient resources to fund its current operations. Alternative sources for future liquidity and capital resource needs may include the issuance of debt or equity securities, increase in Saving Bank deposits and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, the terms and covenants associated with the alternative capital source. Management expects that the Company and the industry will continue to be challenged by a limited availability of capital, a reduction in premiums received on non-conforming mortgage loans sold in the secondary market compared to premiums realized in recent years, new competition and a rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to and borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 1999 and 1998, the Bank maintained liquidity in excess of the required amount, and management anticipates that it will continue to do so.

Bank Regulatory Capital

At December 31, 1999, the Bank's book value under generally accepted accounting principles ("GAAP") was $6.4 million. OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and
(3) overall risk-based capital of 8.0% of total risk-weighted assets. As of December 31, 1999, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank's GAAP capital to regulatory capital:

                                                    Tangible       Core      Risk-Based
(In thousands)                                       Capital     Capital       Capital
GAAP capital                                        $  6,356     $ 6,356       $  6,356
Add:  unrealized loss on securities                       16          16             16
Nonallowable asset:  goodwill                           (101)       (101)          (101)
Additional capital item:  general allowance                -           -            336
                                                    --------     -------       --------
Regulatory capital - computed                          6,271       6,271          6,607
Minimum capital requirement                            1,106       2,949          4,004
                                                    --------     -------       --------
Excess regulatory capital                           $  5,165     $ 3,322       $  2,603
                                                    ========     =======       ========

Ratios:
     Regulatory capital - computed                      8.51%       8.51%         13.20%
     Minimum capital requirement                        1.50%       4.00%          8.00%

                                                    ------       -------       --------
Excess regulatory capital                             7.01%         4.51%          5.20%
                                                    ======       =======       ========

Management believes that the Bank can remain in compliance with its capital requirements.

The Company is not aware of any other trends, events or uncertainties other than those discussed in the section "Gain on Sale of Loans" which will have or that are likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations. The Company is not aware of any current recommendations by regulatory authorities, which if they were implemented would have such an effect.


Hedging Activities

The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. Currently loans held for investment by the Bank are primarily composed of adjustable rate mortgages in order to minimize the Bank's interest rate risk exposure. However, excluding the Bank's loans held for investment the majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale, the Company in certain cases, may enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. If the value of an interest rate hedge position decreases in value, offsetting an increase in the value of the hedged loans, the Company, upon settlement with its counter-party, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans. Conversely, if the value of a hedge position increases, offsetting a decrease in the value of the hedged loans, the Company will receive the hedge gain in cash at settlement. The Company's management believes that its current hedging strategy using Treasury rate lock contracts is an effective way to manage interest rate risk on fixed rate loans prior to sale. The Company may in the future enter into similar transactions with government and quasi-government agency securities in relation to its origination and sale of conforming mortgage loans or similar forward loan sale commitments concerning non-conforming mortgages. Prior to entering into any type of hedge transaction or forward loan sale commitment, the Company performs an analysis of the loan associated with the transaction or commitment taking into account such factors as credit quality of the loans, interest rate and term of the loans, as well as current economic market trends, in order to determine the appropriate structure and/or size of a hedge transaction or loan sale commitment that will to limit the Company's exposure to interest rate risk. The Company had no hedge contracts or forward commitments outstanding at December 31, 1999. The Company has not entered into any hedge contracts since the fourth quarter of 1997. That commitment expired during the first quarter of 1998.

New Accounting Standards

As amended, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. This statement establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contract, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivative as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or foreign-currency-denominated forecasted transaction. This statement should not have any material impact on the financial statements.-

In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued, effective for the first fiscal quarter beginning after December 15, 1998. The new statement requires that after an entity that engaged in mortgage banking activities has securitized mortgage loans that it held for sale, it must classify the resulting retained mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. Any retained mortgage-backed securities that are committed for sale before or during the securitization process must be classified as trading. This statement did not have any impact on the Company's financial statements since the Company has never securitized loans.

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

Because the Company sells a significant portion of the loans it originates, inflation and interest rates have a diminished effect on the Company's results of operations. The Bank is expected to continue to build its portfolio of loans held for investment, and this portfolio will be more sensitive to the effects of inflation and changes in interest rates.

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

Management strives to manage the maturity or repricing match between assets and liabilities. The degree to which the Company is "mismatched" in its maturities is a primary measure of interest rate risk. In periods of stable interest rates, net interest income can be increased by financing higher yielding long-term mortgage loan assets with lower cost short-term Bank deposits and borrowings. Although such a strategy may increase profits in the short run, it increases the risk of exposure to rising interest rates and can result in funding costs rising faster than asset yields. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate mortgage loans that it originates.

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

The majority of the loans originated by the Company are sold through the Company's loan sale strategies in an attempt to limit its exposure to interest rate risk in addition to generating cash revenues. The Company sold, during 1999 and 1998, approximately 77.3% and 78.5% of the total loans originated and funded in-house during the years ended December 31, 1999 and 1998, respectively, and expects to sell the majority of its loan originations during the same twelve-month period in which they are funded by the Company in future periods. December 1999 loan production represented approximately 49% of the total unsold 1999 loans. The majority of these loans were sold in January 2000. As a result, loans are held on average for less than 12 months in the Company's portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at December 31, 1999, as anticipated, and is expected to remain negative in future periods. The Company has no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that the Company sells the majority of its loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

The Company's one-year gap was a negative 37.55% of total assets at December 31, 1999, as illustrated in the following table:

                                                                  One Year         Two         Three to       More Than
       Description                                     Total      Or Less         Years       Four Years     Four Years
Interest earning assets:
Loans receivable (1)                                  $68,153      $ 19,081      $  3,297       $  7,716       $38,058
Cash and other                                         12,764        12,764
    Interest-earning assets
                                                     --------     ---------     ---------      ---------       -------
                                                       80,917      $ 31,845      $  3,297       $  7,716       $38,058
                                                                  =========     =========      =========       =======

Allowance for loan losses                              (1,382)
Investment in IMC                                           0
Premises and equipment, net                             6,086
Other                                                  12,979
                                                     --------

Total assets                                         $ 98,600
                                                     ========


Interest-bearing liabilities:
Revolving warehouse lines                            $ 17,465        17,465
FDIC - insured deposits                                55,339        44,939         5,943          4,358            99
Other interest-bearing                                 12,285         6,371           664          1,781         3,469
      Liabilities
                                                     --------     ---------     ---------      ---------       -------
                                                       85,089      $ 68,775      $  6,607       $  6,139       $ 3,568
                                                                  =========     =========      =========       =======


Non-interest-bearing liabilities                        2,212
                                                     --------
Total liabilities                                      87,301
Shareholders' equity                                   11,299
                                                     --------

Total liabilities and equity                          $98,600
                                                     ========


Maturity/repricing gap                                            $ (36,930)     $ (3,310)      $  1,577       $34,490
                                                                  =========     =========      =========       =======

Cumulative gap                                                    $ (36,930)     $(40,240)      $(38,663)      $(4,173)
                                                                  =========     =========      =========       =======


As percent of total assets                                           (37.45)       (40.81)        (39.21)        (4.23)

Ratio of cumulative interest earning
   Assets to cumulative interest earning Liabilities                   0.46          0.47           0.53          0.95

--------------------------------------------------------------------------------

     (1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of the Company's market risks are the gap table on page 70. The gap table shows that the Company's one-year gap was a negative 37.45% of total assets at December 31, 1999. The Company originates fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of December 31, 1999, 55.8% of the principal on the loans was expected to be received more than four years from that date. However, the Company's activities are financed with short-term loans and credit lines, 80.8% of which reprice within one year of December 31, 1999. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate loans that it originates. If the Company's ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, the Company could be subject to substantial interest rate risk.

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

In an environment of stable interest rates, the Company's gains on the sale of mortgage loans would generally be limited to those gains resulting from the yield differential between mortgage loan interest rates and rates required by secondary market purchasers. A loss from the sale of a loan may occur if interest rates increase between the time the Company establishes the interest rate on a loan and the time the loan is sold. Fluctuating interest rates also may affect the net interest income earned by the Company, resulting from the difference between the yield to the Company on loans held pending sale and the interest paid by the Company for funds borrowed, including the Company's warehouse facilities and the Bank's FHLB advances and FDIC-insured customer deposits. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize gains on the sale of financial assets in future periods.

The Bank is building a portfolio of loans to be held for net interest income. The sale of fixed rate product is intended to protect the Bank from precipitous changes in the general level of interest rates. The valuation of adjustable rate mortgage loans is not as directly dependent on the level of interest rates as is the value of fixed rate loans. Decisions to hold or sell adjustable rate mortgage loans are based on the need for such loans in the Bank's portfolio, which is influenced by the level of market interest rates and the Bank's asset/liability management strategy. As with other investments, the Bank regularly monitors the appropriateness of the level of adjustable rate mortgage loans in its portfolio and may decide from time to time to sell such loans and reinvest the proceeds in other adjustable rate investments.

Asset Quality

The following table summarizes all of the Company's delinquent loans at December 31, 1999, 1998, and 1997:

(in thousands)

                                                     1999                   1998                   1997
                                                   --------               ---------             --------
Delinquent 31 to 60 days                            $   864                $    697              $   866
Delinquent 61 to 90 days                                264                   1,115                1,124
Delinquent 91 to 120 days                               513                   1,460                  970
Delinquent 121 days or more                           1,466                   2,658                1,567
                                                   --------               ---------             --------

Total delinquent loans (1)                          $ 3,106                $  5,930              $ 4,527
                                                   ========               =========             ========

Total loans receivable outstanding, gross           $69,054                $109,500              $83,512
                                                   ========               =========             ========

Delinquent loans as a percentage of
  Total loans outstanding:
Delinquent 31 to 60 days                               1.25%                   0.64%                1.04%
Delinquent 61 to 90 days                               0.39                    1.02                 1.35
Delinquent 91 to 120 days                              0.74                    1.33                 1.16
Delinquent 121 days or more                            2.12                    2.43                 1.87
                                                   --------               ---------             --------

Total delinquent loans as a percentage
   of total loans outstanding                          4.50%                   5.42%                5.42%
                                                   ========               =========             ========

_____________
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 31 days or more past due. Interest on loans held for investment by the Bank is accrued until the loans become 90 days or more past due. Non-accrual loans were $2.2 million and $5.2 million at December 31, 1999 and 1998 respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $235,000, $212,000 and $154,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of interest income on the non-accrual loans, that was included in net income for the twelve months ended December 31, 1999 was $109,000. The data for interest income on non-accrual loans, that was included in net income for the year ended December 31, 1998 was not available.

Loans delinquent 31 days or more as a percentage of total loans outstanding decreased to 4.50% at December 31, 1999 from 5.42% at December 31, 1998.

At December 31, 1999 and 1998 the recorded investment in loans for which impairment has been determined in accordance with SFAS 114 totaled $2.0 million and $4.1 million, respectively. The average recorded investment in impaired loans for the years ended December 31, 1999 and 1998 was approximately $3.5 million and $2.6 million respectively.

SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. Consistent with the Company's method for non-accrual loans, interest receipts for impaired loans are recognized as interest income or are applied to principal when the principal is in doubt of being collected. Due to the homogenous nature and the collateral securing these loans, there is no corresponding valuation allowance.

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


   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE


   None.

                                   PART III


                  ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding Directors and Executive Officers appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 7, 2000 and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

     Information regarding executive compensation appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 7, 2000 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT


     Information regarding security ownership of certain beneficial owners and management appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 7, 2000 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 7, 2000 and is incorporated herein by reference.

                                    PART IV

              ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K


Audited Financial Statements

     The following 1999 Consolidated Financial Statements of Approved Financial Corp. and Subsidiaries are included:

     - Report of Independent Accountants...........................................      3
     - Consolidated Balance Sheets.................................................      4
     - Consolidated Statements of Income and Comprehensive Income (Loss)...........      5
     - Consolidated Statements of Shareholders' Equity ............................      6
     - Consolidated Statements of Cash Flows ......................................  7 - 8
     - Notes to Consolidated Financial Statements.................................  9 - 35
     -
     - Consolidating Balance Sheet ................................................     36
     - Consolidating Income Statement .............................................     37
     - Stock Price and Dividend Information (Unaudited) ...........................     38

Exhibit Index

Exhibit
Number                           Description
------                           -----------


   3.1 Amended and Restated Articles of Incorporation of the Company (Incorporated by Reference to Appendix A of the Form 10 Registration Statement Filed February 11, 1998)

   3.2 Bylaws of the Company (Incorporated by Reference to Appendix B of the Form 10 Registration Statement Filed February 11, 1998)

  10.1 Approved Financial Corp. Incentive Stock Option Plan (Incorporated by Reference to Appendix C of the Form 10 Registration Statement Filed February 11, 1998)

  10.2 Employment Agreement between the Company and Neil W. Phelan (Incorporated by Reference to Appendix D of the Form 10 Registration Statement Filed February 11, 1998)

  10.3 Employment Agreement between the Company and Stanley W. Broaddus (Incorporated by Reference to Appendix E of the Form 10 Registration Statement Filed February 11, 1998)

  10.4 Employment Agreement between the Company and Barry C. Diggins (Incorporated by Reference to Appendix F of the Form 10 Registration Statement Filed February 11, 1998)

  10.5 Purchase Agreement of Barry C. Diggins' Interest in Armada Residential Mortgage, LLC, and related Nonqualified Stock Option Agreement (Incorporated by Reference to Appendix G of the Form 10 Registration Statement Filed February 11, 1998)

  10.6 Employment Agreement between the Company and Eric S. Yeakel (Incorporated by Reference to Appendix H of the Form 10 Registration Statement Filed February 11, 1998)

  10.7 Mills Value Adviser, Inc, Investment Management Agreement/Contract with the Company (Incorporated by Reference to Appendix I of the Form 10 Registration Statement Filed February 11, 1998)

  10.8 Share Purchase Agreement for Purchase of Controlling Interest in Approved Federal Bank (Formerly First Security Federal Bank, Inc.) (Incorporated by Reference to Appendix J of the Form 10 Registration Statement Filed February 11, 1998)

Exhibit
Number                           Description
------                           -----------


  10.9 Stock Appreciation Rights Agreement with Jean S. Schwindt (Incorporated by Reference to Appendix K of the Form 10 Registration Statement Filed February 11, 1998)

  10.10 Asset Purchase Agreement with Funding Center of Georgia, Inc. (Incorporated by Reference to Appendix L of the Form 10 Registration Statement Filed February 11, 1998)

  10.11 Gregory J. Witherspoon Registration Rights Agreement (Incorporated by Reference to Appendix M of the Form 10 Registration Statement Filed February 11, 1998)

  10.12 Pre-IPO Agreement between the Company and Industry Mortgage Company, L.P., dated March 30, 1996 (Incorporated by Reference to Appendix N of the Form 10 Registration Statement Filed February 11, 1998)

  10.13 Employment Agreement between the Company and Barry C. Diggins dated February 1999 (Incorporated by Reference to exhibit 10.13 of the 1998 10K filed March 31, 1999)

  10.14 Purchase Agreement between the Company and MOFC, Inc. (Incorporated by Reference to exhibit 10.14 of the 1998 10K filed March 31, 1999)

  10.15 Agreement between United Mortgagee Inc. and Approved Federal Savings Bank (Incorporated by Reference to exhibit 10.15 of the 1998 10K filed March 31, 1999)

  10.16 Option Agreement between the Company and Allen D. Wykle (Incorporated by Reference to exhibit 10.16 of the 1998 10K filed March 31, 1999)

  10.17 Option Agreement between the Company and Jean S. Schwindt (Incorporated by Reference to exhibit 10.17 of the 1998 10K filed March 31, 1999)

  10.18 Option Agreement between the Company and Barry C. Diggins (Incorporated by Reference to exhibit 10.18 of the 1998 10K filed March 31, 1999)

  10.19 Option Agreement between the Company and Neil W. Phelan (Incorporated by Reference to exhibit 10.19 of the 1998 10K filed March 31, 1999)

  10.20 Option Agreement between the Company and Stanley Broaddus (Incorporated by Reference to exhibit 10.20 of the 1998 10K filed March 31, 1999)

  10.21 Option Agreement between the Company and Gregory Gleason (Incorporated by Reference to exhibit 10.21 of the 1998 10K filed March 31, 1999)

  10.22 Amendment to Stock Appreciation Rights Agreement with Jean S. Schwindt (Incorporated by Reference to exhibit 10.22 of the 1998 10K filed March 31, 1999)

  10.23 Employment Agreement between the Company and Jean S. Schwindt dated February 1999 (Incorporated by Reference to exhibit 10.23 of the 1998 10K filed March 31, 1999)

10.24 Employment Agreement between the Company and Eric S. Yeakel dated February 1999 (Incorporated by Reference to exhibit 10.24 of the 1998 10K filed March 31, 1999)

10.25 Employment Agreement between MOFC Inc. and Keith Lewis dated December 15, 1998 (Incorporated by Reference to exhibit 10.25 of the 1998 10K filed March 31, 1999)

10.26 Option Agreement between the Company and Eric Yeakel (Incorporated by Reference to exhibit 10.26 of the 1998 10K filed March 31, 1999)

21      Subsidiaries of the Company  (Appendix N)

27      Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APPROVED FINANCIAL CORP.
                              (Registrant)


Date: March 31, 2000                By:   /s/ Eric S. Yeakel
                                        -----------------------------------
                                        Eric S. Yeakel
                                        Treasurer and
                                        Chief Financial Officer


Date: March 31, 2000                By:   /s/ Allen D. Wykle
                                        -----------------------------------
                                        Allen D. Wykle
                                        Chairman of the Board of Directors
                                        President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2000                By:   /s/ Eric S. Yeakel
                                        -----------------------------------
                                        Eric S. Yeakel
                                        Treasurer and
                                        Chief Financial Officer

Date: March 31, 2000                By:   /s/ Allen D. Wykle
                                        -----------------------------------
                                        Allen D. Wykle
                                        Chairman of the Board of Directors
                                        President, and Chief Executive Officer

Date: March 31, 2000                By:   /s/ Leon H. Perlin
                                        -----------------------------------
                                        Leon H. Perlin
                                        Director

Date: March 31, 2000                By:   /s/ Jean S. Schwindt
                                        -----------------------------------
                                        Jean S. Schwindt
                                        Director and Executive Vice President

Date: March 31, 2000                By:   /s/ Barry C. Diggins
                                        -----------------------------------
                                        Barry C. Diggins
                                        Director and Executive Vice President


Date: March 31, 2000                By:   /s/ Neil W. Phelan
                                        -----------------------------------

                                        Neil W. Phelan
                                        Director and Executive Vice President

Date: March 31, 2000                By:   /s/ Stanley W. Broaddus
                                        -----------------------------------
                                        Stanley W. Broaddus
                                        Director, Vice President
                                        and Secretary

Date: March 31, 2000                By:   /s/ Robert M. Salter
                                        -----------------------------------
                                        Robert M. Slater
                                        Director

Date: March 31, 2000                By:   /s/ Oscar S. Warner
                                        -----------------------------------
                                        Oscar S. Warner
                                        Director

Date: March 31, 2000                By:   /s/ Arthur Peregoff
                                        -----------------------------------
                                        Arthur Peregoff
                                        Director

Date: March 31, 2000                By:   /s/ Gregory Witherspoon
                                        -----------------------------------
                                        Gregory Witherspoon
                                        Director

                           APPROVED FINANCIAL CORP.
                       CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

APPROVED FINANCIAL CORP.
CONTENTS

                                                                           Pages
                                                                           -----
Report of Independent Accountants........................................      3

Consolidated Financial Statements:

   Consolidated Balance Sheets as of December 31, 1999 and 1998..........      4

   Consolidated Statements of Income (Loss) and Comprehensive Income
      (Loss) for the years ended December 31, 1999, 1998 and 1997 .......      5

   Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 1999, 1998 and 1997...................................      6

   Consolidated Statements of Cash Flows for the years ended December
      31, 1999, 1998 and 1997............................................  7 - 8

   Notes to Consolidated Financial Statements............................ 9 - 35

   Consolidating Balance Sheet as of December 31, 1999...................     36

   Consolidating Statements of Income (Loss) for the year ended
      December 31, 1999..................................................     37

   Stock Price and Dividend Information..................................     38

                       Report of Independent Accountants


To the Board of Directors of
Approved Financial Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss) and comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of Approved Financial Corp. and Subsidiaries (the "Company") at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



Virginia Beach, Virginia
March 2, 2000

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998
(Dollars in thousands, except per share amounts)

                    ASSETS                                         1999          1998
                                                                ---------     ----------
     Cash                                                       $  10,656     $    6,269
     Mortgage loans held for sale, net                             66,771        105,044
     Real estate owned, net                                         2,274          1,707
     Investments                                                    2,640          3,472
     Income taxes receivable                                        5,644          2,023
     Deferred tax asset                                             1,676          3,330
     Premises and equipment, net                                    6,086          5,579
     Goodwill, net                                                  1,120          4,554
     Other assets                                                   1,733          4,140
                                                                ---------     ----------

     Total assets                                               $  98,600     $  136,118
                                                                =========     ==========

                    LIABILITIES AND EQUITY

Liabilities:
     Revolving warehouse loan                                   $  17,465     $   72,546
     FHLB bank advances                                             4,648              -
     Mortgage notes payable                                         2,341          1,210
     Notes payable-related parties                                  2,993          3,628
     Certificate of indebtedness                                    2,087          2,414
     Certificates of deposits                                      55,339         29,728
     Accrued and other liabilities                                  2,428          7,325
                                                                ---------     ----------

     Total liabilities                                             87,301        116,851
                                                                ---------     ----------

Shareholders' equity:
     Preferred stock series A, $10 par value;                           1              1
       Noncumulative, voting:
          Authorized shares - 100
          Issued and outstanding shares - 90
     Common stock, par value - $1.00                                5,482          5,482
          Authorized shares - 40,000,000
          Issued and outstanding shares - 5,482,114
     Accumulated other comprehensive income (loss)                    (16)            30
     Additional capital                                               552            552
     Retained earnings                                              5,280         13,202
                                                                ---------     ----------

     Total equity                                                  11,299         19,267
                                                                ---------     ----------

        Total liabilities and equity                            $  98,600     $  136,118
                                                                =========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) for the years ended December 31, 1999, 1998 and 1997
(In thousands, except per share amounts)

                                                                   1999           1998          1997
                                                                ----------     ----------    ----------
Revenue:
     Gain on sale of loans                                        $ 13,202       $ 29,703      $ 33,501
     Interest income                                                 7,698         10,308        10,935
     Gain on sale of securities                                          0          1,750         2,796
     Other fees and income                                           7,834          7,042         4,934
                                                                ----------     ----------    ----------
                                                                    28,734         48,803        52,166
                                                                ----------     ----------    ----------

Expenses:
     Compensation and related                                       17,765         23,397        18,535
     General and administrative                                     12,497         11,713        10,205
     Write down of goodwill                                          1,131              0             0
     Loss on sale/disposal of fixed assets                             796              0             0
     Loss on write off of securities                                    73              0             0
     Loan production expense                                         1,930          3,593         1,895
     Interest expense                                                4,957          6,252         6,157
     Provision for loan and foreclosed property losses               2,256          2,896         1,676
                                                                ----------     ----------    ----------
                                                                    41,405         47,851        38,468
                                                                ----------     ----------    ----------

          Income (loss) before income taxes                        (12,671)           952        13,698

Provision for (benefit from) income taxes                           (4,749)           473         5,638
                                                                ----------     ----------    ----------

          Net income (loss)                                         (7,922)           479         8,060

Other comprehensive income, net of tax:
  Unrealized losses on securities:
    Unrealized holding loss arising during period                      (46)        (6,824)       (4,547)
                                                                ----------     ----------    ----------

Comprehensive income (loss)                                       $ (7,968)      $ (6,345)     $  3,513
                                                                ==========     ==========    ==========

Net income (loss) per share:
          Basic                                                   $  (1.45)      $   0.09      $   1.52
                                                                ==========     ==========    ==========

          Diluted                                                 $  (1.45)      $   0.09      $   1.51
                                                                ==========     ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1999, 1998 and 1997

                                                                                                  Accumulated
                                         Preferred Stock                                             Other
                                            Series A             Common Stock      Additional    Comprehensive     Retained
                                      --------------------- ---------------------
                                        Shares     Amount     Shares      Amount    Capital      Income (Loss)     Earnings
                                      ---------- ---------- ----------  --------- -----------   ---------------   ----------
Balance at December 31, 1996               90     $     1    2,519,368   $   630   $    1,485      $   11,401      $   7,692
   Net income                                                                                                          8,060
   Exercise of warrants                                        176,836        44          288
   Change par value of stock                                               2,022       (1,773)                          (249)
   Issuance of common stock                                      1,500         1
   Stock dividend                                            2,697,704     2,698                                      (2,698)
   Unrealized loss on investments
       Available for sale, net of tax                                                                  (4,547)
                                      ---------- ---------- ----------  --------- -----------   ---------------   ----------

Balance at December 31, 1997               90     $     1    5,395,408   $ 5,395   $        0      $    6,854      $  12,805
   Net income                                                                                                            479
   Issuance of common stock                                    116,706       117          552
   Repurchase common stock                                     (30,000)      (30)                                        (82)
   Unrealized loss on investments
    available for sale, net of tax                                                                     (6,824)
                                      ---------- ---------- ----------  --------- -----------   ---------------   ----------

Balance at December 31, 1998               90     $     1    5,482,114   $ 5,482   $      552      $       30      $  13,202
   Net loss                                                                                                           (7,922)
   Issuance of common stock
   Unrealized loss on investments
    available for sale, net of tax                                                                        (46)
                                      ---------- ---------- ----------  --------- -----------   ---------------   ----------

Balance at December 31, 1999               90     $     1    5,482,114   $ 5,482   $      552      $      (16)     $   5,280
                                      ========== ========== ==========  ========= ===========   ===============   ==========
                                                Total
                                             -----------
Balance at December 31, 1996                  $  21,209

   Net income                                     8,060
   Exercise of warrants                             332
   Change par value of stock                          0
   Issuance of common stock                           1
   Stock dividend                                     0
   Unrealized loss on investments
       Available for sale, net of tax            (4,547)
                                             -----------

Balance at December 31, 1997                  $  25,055

   Net income                                       479
   Issuance of common stock                         669
   Repurchase common stock                         (112)
   Unrealized loss on investments
    available for sale, net of tax               (6,824)
                                             -----------

Balance at December 31, 1998                  $  19,267
   Net loss                                      (7,922)
   Issuance of common stock
   Unrealized loss on investments
    available for sale, net of tax                  (46)
                                             -----------

Balance at December 31, 1999                  $  11,299
                                             ===========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1999, 1998 and 1997
(In thousands)

                                                                      1999               1998                1997
                                                                ---------------    ----------------     ---------------
Operating activities
     Net income (loss)                                            $    (7,922)       $        479         $     8,060
     Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating
         activities:
          Depreciation of premises and equipment                        1,105                 750                 609
          Amortization of goodwill                                        455                 395                   -
          Provision for loan losses                                     2,042               3,064               1,534
          Provision for losses on real estate owned                       214                (168)                142
          Deferred tax expense                                          1,706                 112              (1,325)
          (Gain) loss on sale of securities                                81              (1,750)             (2,796)
          Loss on sale of real estate owned                               648                 660                 654
          Gain on sale of loans                                       (13,202)            (29,703)            (32,696)
          Loss on write down of goodwill                                1,131                   -                   -
          Proceeds from sale and prepayments of loans                 286,089             434,682             479,317
          Change in deferred hedging loss                                   -                  91                   -
          Originations of loans held for sale, net                   (240,017)           (429,555)           (490,397)
          Changes in assets and liabilities:
            Loan sale receivable                                           25                 (28)                  -
            Other assets                                                2,384              (2,931)               (882)
            Accrued and other liabilities                                (450)               (709)              6,773
            Income tax payable                                         (3,621)             (3,184)                177
            Loan proceeds payable                                      (2,565)             (3,799)                  -
                                                                ---------------    ----------------     ---------------

Net cash provided by (used in) operating activities                    28,103             (31,594)            (30,830)


Cash flows from investing activities:
     Purchase of securities                                              (125)                  -              (4,304)
     Sales of securities                                                    -               1,844               4,458
     Sales of ARM fund shares                                           4,619               4,957                   -
     Purchase of premises and equipment                                (1,706)             (1,036)             (2,313)
     Sales of premises and equipment                                    1,322                  29                 199
     Loss on sale/disposal of fixed assets                                796                   -                   -
     Sales of real estate owned                                         2,587               4,440               3,735
     Real estate owned capital improvements                              (648)               (343)                  -
     Purchases of ARM fund shares                                      (3,623)             (4,563)                  -
     Purchases of FHLB stock                                             (261)                (96)                  -
     Net cash paid for acquisitions                                         -              (1,395)               (382)
                                                                ---------------    ----------------     ---------------

Net cash provided by investing activities                               2,961               3,837               1,393

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued for the years ended December 31, 1999, 1998 and 1997
(In thousands)

                                                                      1999               1998                1997
                                                                ---------------    ----------------     ---------------
Cash flows from financing activities:
     Borrowings - warehouse                                       $   169,576        $    380,182         $   471,717
     Repayments of borrowings - warehouse                            (224,657)           (365,705)           (451,259)
     Proceeds from (repayments of) FHLB advances                        4,648              (1,000)              1,000
     Principal payments on mortgage notes payable                        (894)                (83)                (62)
     Net increase (decrease) in:
       Notes payable                                                     (635)             (3,056)               (155)
       Certificates of indebtedness                                      (326)                 18                  53
       Certificates of deposit                                         25,611              11,914              16,238
     Exercise of common stock warrants                                      -                   -                 332
     Redemption of common stock                                             -                (113)                  -
     Common stock shares issued                                             -                   -                   2
                                                                ---------------    ----------------     ---------------

Net cash (used in) provided by financing activities                   (26,677)             22,157              37,866
                                                                ---------------    ----------------     ---------------
Net increase (decrease) in cash                                         4,387              (5,600)              8,429

Cash at beginning of year                                               6,269              11,869               3,440
                                                                ---------------    ----------------     ---------------

       Cash at end of year                                        $    10,656        $      6,269    $         11,869
                                                                ===============    ================     ===============


Supplemental cash flow information:
     Cash paid for interest                                       $     5,233        $      6,231    $          5,991
     Cash paid for income taxes                                             -               3,546               5,461
Supplemental non-cash information:
     Loan balances transferred to real estate owned               $     4,019        $      3,930    $          4,641
     Exchange of stock for acquisition of Armada
      Residential Mortgage LLC                                              -                 669                   -
     Accounts payable incurred in exchange for goodwill
      in connection with the ConsumerOne acquisition                        -               1,575                   -
     Purchase of building in exchange for note payable                  2,025                   -                 800

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 1.   Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with borrowers ("retail" and "direct"). Approved has three wholly owned subsidiaries through which it originates residential mortgages: Approved Federal Savings Bank (the "Bank") is a federally chartered thrift institution with broker operations in seven states and nine retail offices as of December 31, 1999; Approved Residential Mortgage, Inc. ("ARMI") with one retail location at December 31, 1999; and MOFC d/b/a ConsumerOne Financial ("ConsumerOne") with one retail office in Michigan at December 31, 1999. Approved has a fourth wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offers insurance products to its mortgage customers.

The Bank had a wholly owned subsidiary, Global Title Company ("Global Title"), which was licensed as a title insurance agency. Global Title did not produce material revenues during the twelve month period ended December 31, 1999. During the fourth quarter of 1999, ownership of Global Title was transferred to AFS from the bank in order to consolidate the Company's insurance operations.

Principles of accounting and consolidation: The consolidated financial statements of the Company include the accounts of Approved and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Allowance for loan losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the current loan portfolio characteristics including criteria such as delinquency, default and foreclosure rates and trends, age of the loans, credit grade of borrowers, loan to value ratios, current economic and secondary market conditions, current and anticipated levels of loan volume, and other relevant factors. The allowance is increased by provisions for loan losses charged

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 1. Organization and Summary of Significant Accounting Policies, continued:

against income. Loan losses are charged against the allowance when management believes it is unlikely that the loan is collectable.

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

Hedging: To offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale, the Company in certain cases will enter into Treasury security lock contracts, which function similarly to short sales of U.S. Treasury securities. Gains or losses from these contracts are deferred and recognized as an adjustment to gains on sale of loans when the loans are sold or when the related hedge position is closed.

Real estate owned: Real estate owned is valued at the lower of cost or fair market value, net of estimated disposal costs. Cost includes loan principal and certain capitalized expenses. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings using a valuation account which has been netted against real estate owned in the financial statements. Income from temporary rental of the properties is credited against the investment when collected. Capital improvements are capitalized to the extent of net realizable value. Additional carrying costs, including taxes, utilities and insurance, are also capitalized to the property, to the extent of net realizable value.

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

Investments: The Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of Atlanta is stated at cost.

All other investment securities, except the FHLB stock, are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income in shareholders' equity.

Realized gains and losses on sales of securities are computed using the specific identification method.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Transfers of financial assets: The Company applies a financial-components approach that focuses on control when accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This approach provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

Income recognition: Gains on the sale of mortgage loans, representing the difference between the sales price and the net carrying value of the loan, are recognized when mortgage loans are sold and delivered to investors.

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

Earnings per share: The Company computes "basic earnings per share" by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted earnings per share" reflects the effect of all potentially dilutive potential common shares such as stock options and warrants and convertible securities.

The Company declared a 100% stock dividend effective November 21, 1997. The share and per share figures in this report have been adjusted to reflect this stock dividend.

Comprehensive Income: The Company classifies items of other comprehensive income
(loss) by their nature in a financial statement and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. The only item the Company has in Comprehensive Income (Loss) for the three years ended December 31, 1999, is an unrealized holding loss on securities, net of deferred taxes.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Segments: A public business enterprise is required to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has evaluated this requirement and determined it operates in one segment.

New accounting pronouncements:

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137, is effective for fiscal year ends beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement should not have any material impact on the financial statements.

In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," was issued, effective for the first fiscal quarter beginning after December 15, 1998. The new statement requires that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Any retained mortgage-backed securities that are committed for sale before or during the securitization process must be classified as trading. This statement does not have any impact on the Company's financial statements since the Company has never securitized loans.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 2.  Investments:

The cost basis and fair value of the Company's investments at December 31, 1999 and 1998, are as follows (in thousands):

                                                            1999                                 1998
                                               ----------------------------        ------------------------------
                                                  Cost            Fair                Cost             Fair
                                                  Basis           Value               Basis            Value
                                               ------------    ------------        -------------    -------------
Asset Management Fund, Inc. ARM Portfolio            $2,134          $2,108               $3,219           $3,203
FHLB stock                                              407             407                  146              146
IMC Mortgage Company common stock                         -               -                   73              123
Other investments                                       125             125                    -                -
                                               ------------    ------------        -------------    -------------

                                                     $2,666          $2,640               $3,438           $3,472
                                               ============    ============        =============    =============

The Company's investment in IMC Mortgage Company ("IMC") common stock had gross unrealized gains of $0 and $50,000 at December 31, 1999 and 1998, respectively. The Company's investment in the adjustable rate mortgage mutual fund had unrealized losses of $26,000 and $16,000 at December 31, 1999 and 1998, respectively.

The Company was an original limited partner in Industry Mortgage Company, L.P. (the "IMC Partnership"), a non-conforming residential mortgage company based in Tampa, Florida. The Company's initial ownership interest represented approximately 9.09% of the IMC partnership.

The IMC Partnership converted to a corporation, IMC, immediately before its initial public offering on June 24, 1996. The limited partners received common stock of IMC in exchange for their IMC Partnership interests as of June 24, 1996. The Company was issued 1,199,768 shares of IMC common stock at that time. Following the partnership's conversion to corporate form, the Company's investment in IMC is accounted for as an investment security available for sale under SFAS No. 115. As of December 31, 1999, the Company owned 435,634 shares of IMC stock; however, the stock has a minimal value. During 1998, the Company sold 558,400 shares of IMC stock for $1.9 million which resulted in a pre-tax gain of $1.8 million. During 1997, the Company sold 233,241 shares of IMC stock for $3.7 million which resulted in a pre-tax gain of $2.8 million. The Company also received 27,507 shares of IMC common stock as an incentive award relating to the volume of loans sold by the Company to IMC. All of the share figures above reflect a two-for-one split of IMC shares on February 13, 1997.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 3.   Mortgage Loans Held for Sale:

The Company owns first and second mortgages which are being held as inventory for future sale. The loans are carried at the lower of cost or market. These mortgage loans have been pledged as collateral for the warehouse financing. Loans at December 31, 1999 and 1998, were as follows (in thousands):

                                                                         1999                  1998
                                                                  ------------------     ------------------
Mortgage loans held for sale                                                 $69,054               $109,500
Net deferred origination fees and hedging costs                                 (901)                (1,866)
Allowance for loan losses                                                     (1,382)                (2,590)
                                                                  ------------------     ------------------
Total mortgage loans, net                                                    $66,771               $105,044
                                                                  ==================     ==================

As of December 31, 1999, 1998 and 1997, the recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $2.0 million, $4.1 million, and $2.5 million, respectively. The average recorded investment in impaired loans for the years ended December 31, 1999, 1998 and 1997 was $3.5 million, $2.6 million and $0.8 million, respectively. Interest income recognized related to these loans was $89,000, $86,000 and $94,000 during 1999, 1998 and 1997, respectively. Due to the homogenous nature and collateral for these loans, there is no corresponding valuation allowance.

Nonaccrual loans were $2.2 million and $5.9 million at December 31, 1999 and 1998, respectively. The amount of additional interest that would have been recorded had these loans not been placed on nonaccrual status was approximately $152,000, $212,000, and $154,000 in 1999, 1998 and 1997, respectively.

Changes in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 were (in thousands):

                                                         1999                 1998                  1997
                                                   ----------------     ----------------     -----------------
Balance at beginning of year                                $ 2,590              $ 1,687                $  924
Acquisitions                                                      0                   49                     0
Charge-offs                                                  (3,286)              (2,372)                 (953)
Recoveries                                                       36                  162                   182
Provision                                                     2,042                3,064                 1,534
                                                   ----------------     ----------------     -----------------

     Balance at end of year                                 $ 1,382              $ 2,590                $1,687
                                                   ================     ================     =================

APROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 4.   Real Estate Owned:

Real estate owned is valued at the lower of cost or fair market value, net of estimated disposal costs.

Changes in the real estate owned valuation allowance for the years ended December 31, 1999, 1998 and 1997 were (in thousands):

                                                         1999                1998                 1997
                                                   ----------------    ----------------     -----------------
Balance at beginning of year                                  $ 503               $ 671                 $ 529
Provision                                                       214                (168)                  142
                                                   ----------------    ----------------     -----------------

     Balance at end of year                                   $ 717               $ 503                 $ 671
                                                   ================    ================     =================



Note 5.   Premises and Equipment:

Premises and equipment at December 31, 1999 and 1998, were summarized as follows (in thousands):

                                                                         1999                  1998
                                                                  ------------------    -------------------
Land                                                                          $1,413                 $  240
Building & Improvements                                                        2,947                  2,513
Office Equipment & Furniture                                                   1,780                  2,303
Computer Software/Equipment                                                    1,766                  2,346
Vehicles                                                                         223                    235
                                                                  ------------------    -------------------

                                                                               8,129                  7,637
Less accumulated depreciation and amortization                                 2,043                  2,058
                                                                  ------------------    -------------------

     Premises and equipment, net                                              $6,086                 $5,579
                                                                  ==================    ===================


The Company has several capital leases for computer and other equipment included in the premises and equipment table above. See Note 6 for further discussion on capital leases.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997


Note 6.   Capital Leases:

Assets recorded under capital leases at December 31, 1999 and 1998, consist of the following (in thousands):

                                                                         1999                    1998
                                                                -------------------     --------------------
Computer equipment                                                            $ 154                    $ 322
Furniture & equipment                                                           224                      302
Less:  Accumulated amortization                                                (176)                    (116)
                                                                -------------------     --------------------

                                                                              $ 202                    $ 508
                                                                ===================     ====================

Amortization expense for the years ended December 31, 1999 and 1998, approximated $167,000 and $116,000, respectively.


Future minimum rental commitments, including the bargain purchase option exercisable at the end of the lease terms and the present value of the net minimum lease payments as of December 31, 1999, are as follows (in thousands):

                              2000                                         $139
                              2001                                           85
                              2002                                           22
                                                                ---------------

                                                                            246

Less - amount representing interest                                          31
                                                                ---------------

Present value of net minimum lease payments                                $215
                                                                ===============


The Company has the option to purchase these assets at an established price at the end of the lease terms. The Company recognized approximately $49,000 and $36,000 of interest expense related to the lease obligations for the years ended December 31, 1999 and 1998, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997


Note 7.   Leases

The Company leases some of its office facilities and equipment under operating leases which expire at various times through 2004. Lease expense was $2.0 million, $1.4 million, and $1.0 million in 1999, 1998 and 1997, respectively. Total minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 1999, were as follows (in thousands):



                 2000                     $      724
                 2001                            344
                 2002                            152
                 2003                             64
                 2004                             48
                                          ----------

                                          $    1,332
                                          ==========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 8.   Revolving Warehouse Facilities:

Amounts outstanding under revolving warehouse facilities at December 31, 1999 and 1998, were as follows (in thousands):

                                                                     1999                        1998
                                                          ------------------------     -----------------------
Warehouse facility with commercial bank collateralized by                  $12,142                     $     0
 mortgages/deeds of trust; expires June 7, 2000, with
 interest at 1.75% over applicable LIBOR rate (5.8225% at
 December 31, 1999); total credit available $15 million.

Warehouse facility with commercial bank collateralized by                    5,323                           0
 mortgages/deeds of trust; expires November 10, 2001,
 with interest at 3.25% over applicable LIBOR rate
 (5.8225% at December 31, 1999); total credit available
 $20 million.


Syndicated warehouse facility with commercial bank                               0                      59,261
 collateralized by mortgages/deeds of trust; expired in
 1999.


Syndicated seasoned loan line of credit with commercial
 banks collateralized by mortgages/deeds of trust;
 expired in 1999.                                                                0                       7,076

Subsidiaries warehouse facility with investor                                    0                       6,209
 collateralized by mortgages/deeds of trust; expired in
 1999.
                                                          ------------------------     -----------------------
                                                                           $17,465                     $72,546
                                                          ========================     =======================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 8.   Revolving Warehouse Facilities, continued:

On November 10, 1999, the Company obtained a $20.0 million subprime line of credit from Regions Bank. The line is secured by loans originated by the Company and bears interest at a rate of 3.25% over the one-month LIBOR rate. The Company may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of December 31, 1999, $5.3 million was outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001.

On November 10, 1999, the Company obtained a $20.0 million conforming loan line of credit from Regions Bank. The line is secured by loans originated by the Company and bears interest ranging from 2.25% to 2.75% over the one-month LIBOR rate based upon the monthly advance levels. The Company may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of December 31, 1999, there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001.

Effective on December 8, 1999, the Company obtained an amendment to their warehouse line of credit agreement with Chase Bank of Texas. Since the utilization of the credit line has been very low in 1999, the amendment reduced the size of the warehouse facility to $15.0 million, and all bank syndicate members other than Chase were released from the commitment. The line is secured by loans originated by the Company and bears interest at a rate of 1.75% over the one-month LIBOR rate. The Company may receive warehouse credit advances of 95% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. As of December 31, 1999, $12.1 million was outstanding under this facility. The line is scheduled to expire on June 7, 2000, and will not be renewed.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 9.   Deposits:

The following table sets forth various interest rate categories for the FDIC-insured certificates of deposit of the Bank as of December 31, 1999 and 1998 (in thousands):


                                                   1999                                         1998
                                  ------------------------------------          ----------------------------------
                                       Weighted                                     Weighted
                                     Average Rate           Amount                Average Rate          Amount
                                  ---------------     ----------------          --------------     ---------------
5.24% or less                                5.18%             $   793                    5.18%            $ 1,883
5.25 - 5.49%                                 5.36                8,813                    5.34               5,651
5.50 - 5.74                                  5.61                1,389                    5.65               2,179
5.75 - 5.99                                  5.89                7,733                    5.86              12,789
6.00 - 6.24                                  6.18               14,152                    6.12               6,039
6.25 - 6.49                                  6.37               19,391                    6.40               1,187
6.50 - 6.74                                  6.65                3,068                       -                   -
                                  ---------------     ----------------          --------------     ---------------
                                             6.07%             $55,339                    5.78%            $29,728
                                  ===============     ================          ==============     ===============

The following table sets forth the amount and maturities of the certificates of deposit of the Bank at December 31, 1999 (in thousands):


                       Six Months        Over Six Months and        Over One Year and         Over Two          Total
                        or Less          Less than One Year        Less than Two Years         Years
                    --------------    -----------------------    ----------------------    ------------    -------------
5.24% or less              $   495                    $   199                    $   99          $    -          $   793
5.25 - 5.49%                 2,670                      1,984                     2,475           1,684            8,813
5.50 - 5.74                    397                        100                       297             595            1,389
5.75 - 5.99                  2,978                      1,983                     1,883             889            7,733
6.00 - 6.24                  8,436                      4,328                       198           1,190           14,152
6.25 - 6.49                  6,533                     11,867                       892              99           19,391
6.50 - 6.74                      -                      2,969                        99               -            3,068
                    --------------    -----------------------    ----------------------    ------------    -------------
                           $21,509                    $23,430                    $5,943          $4,457          $55,339
                    ==============    =======================    ======================    ============    =============

At December 31, 1999, sixty-eight certificates of deposit totaling $27,159,000 were in amounts of $100,000 or greater.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 10.   Federal Home Loan Bank Advances:

At December 31, 1999, the Bank has pledged its FHLB stock and qualifying residential mortgage loans with an aggregate balance of $3.6 million as collateral for such FHLB advances under a specific collateral agreement with a limit of $15.0 million at December 31, 1999. Interest is computed based on the lender's cost of overnight funds. The interest rates on December 31, 1999 and 1998, were 4.55% and 5.10%, respectively. Interest expense on FHLB advances totaled $36,000, $76,000 and $3,000 in 1999, 1998 and 1997, respectively.


Note 11.   Notes Payable - Related Parties:

Notes payable - related parties are amounts due to shareholders, officers and others related to the Company. These notes are subordinate to the line of credit and all other collateralized indebtedness of the Company. Interest expense on notes payable - related parties was $332,000, $554,000, and $666,000, in 1999, 1998 and 1997, respectively. The interest rates on the notes range from 8.00% to 10.25% and the notes mature as follows (in thousands):


            2000                                         $  748
            2001                                              0
            2002                                             96
            2003                                            596
            2004                                          1,553
                                                   ------------

                                                         $2,993
                                                   ============

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997


Note 12.   Certificates of Indebtedness:

Certificates of indebtedness are uninsured deposits authorized for financial institutions such as the Company, which have Virginia industrial loan association charters. The certificates of indebtedness are loans from Virginia residents for periods of one to five years at interest rates between 6.75% and 10.00%. Interest expense on the certificates was $225,000, $224,000, and $225,000 in 1999, 1998 and 1997, respectively.

Certificates of indebtedness maturities were as follows as of December 31, 1999 (in thousands):


                      2000                        $       760
                      2001                                476
                      2002                                552
                      2003                                263
                      2004                                 36
                                                  -----------

                                                  $     2,087
                                                  ===========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997


Note 13.   Mortgage Notes Payable:

The Company has two remaining mortgage notes payable to a commercial bank. The notes are collateralized by two office buildings used by the Company for its corporate headquarters. The mortgage notes are summarized as follows (in thousands):

                                                                             1999                1998
                                                                      ----------------    ----------------
Mortgage note with commercial bank collateralized                               $  316              $  375
by office building; original amount of $590,000;
monthly payments of $7,186; matures May 2004;
with interest at 7.99%

Mortgage note with commercial bank collateralized                                2,025                   0
by office building; original amount $2,025,000;
monthly payments of $21,170; matures November 2019;
with interest at 8.625%

Mortgage note with commercial bank paid off March 1999.                              0                 759

Mortgage note payable-                                                               0                  76
     foreclosed properties
                                                                      ----------------    ----------------
                                                                                $2,341              $1,210
                                                                      ================    ================

Interest expense on mortgage loans payable was $62,000, $99,000 and $73,000 in 1999, 1998 and 1997 respectively.

Aggregate maturities for mortgage payable are as follows as of December 31, 1999 (in thousands):


               2000                      $             96
               2001                                   112
               2002                                   122
               2003                                   132
               2004                                    86
               Thereafter                           1,793
                                         ----------------

                                         $          2,341
                                         ================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997


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

In December 1998, the Company repurchased 30,000 shares of its Common Stock at $3.75 per share. The Company's Board of Directors authorized this stock buy back plan at its quarterly board meeting held on November 2, 1998. The Company was authorized to repurchase up to 1 million shares of its Common Stock. As of December 31, 1999, the Company is still authorized to purchase up to 1 million shares.


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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in 1995 and, if fully adopted, changes the method of recognition of cost on plans similar to those of the Company. The Company has adopted the alternative disclosure established by SFAS No. 123. Therefore, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are presented on the following table:

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 15.   Stock Options, continued:

A summary of the Company's stock options, including weighted average exercise price (Price) as of December 31, 1999, 1998 and 1997, and the changes during the years is presented below:

                                                   1999                                         1998
                                  -------------------------------------       --------------------------------------
                                       Shares               Price                  Shares                Price
                                  ---------------    ------------------       ---------------    -------------------
Outstanding at beginning of year          108,325                $ 5.19                 9,200                 $ 9.75

Granted                                    21,425                  4.00                 8,050                  13.50
Granted                                         -                     -                91,475                   4.00
Repriced                                    9,150                  4.00                     -                      -
Cancelled                                   5,000                  9.75                   400                   4.00
Cancelled                                   7,100                 13.50                     -
Cancelled                                   8,400                  4.00                     -                      -
                                  ---------------    ------------------       ---------------    -------------------
Outstanding at end of year                118,400                $ 4.37               108,325                 $ 5.19
                                  ===============    ==================       ===============    ===================

Options available for future grant        138,100                                     148,175
                                  ===============                             ===============

Weighted-average fair value of
     options granted during year                                 $ 1.00                                       $ 1.20
                                                     ==================                          ===================


                                                   1997
                                  -------------------------------------
                                       Shares               Price
                                  ---------------    ------------------

Outstanding at beginning of year          -                   -

Granted                                     9,200                 $9.75
                                  ---------------    ------------------
Outstanding at end of year                  9,200                 $9.75
                                  ===============    ==================

Options available for future grant        242,800
                                  ===============

Weighted-average fair value of
     options granted during year                                  $3.49
                                                     ==================


          The weighted-average remaining contractual life of options granted at December 31, 1999, 1998 and 1997 was 9 years, 8 years, and 7 years respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 15.  Stock Options, continued:

The fair value of each option granted during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero; expected volatility of 48.99% in 1999, 34.48% in 1998 and 34.12% in 1997; risk-free interest rate of 5.75% for options granted in June 1999, 5.99% for options granted in November 1999, risk-free interest rate of 5.42% for options granted in January 1998, 4.54% for options granted in November 1998, and 6.00% for options granted in 1997.

Had compensation cost for the 1999, 1998 and 1997 grants for stock-based compensation plans been recorded by the Company, the Company's pro forma net income (loss) and pro forma net income (loss) per common share for 1999, 1998 and 1997 would have been as follows:

(In thousands, except per share amounts)

                                                           Year Ended                                    Year Ended
                                                       December 31, 1999                             December 31, 1998
                                           ---------------------------------------        --------------------------------------
                                                As Reported            Pro Forma              As Reported            Pro Forma
                                           ---------------------------------------        --------------------------------------
Net income (loss)                                     $(7,922)             $(7,939)                    $ 479               $ 371
Net income (loss) per common share - Basic              (1.45)               (1.45)                     0.09                0.07
Net income (loss) per common share -                    (1.45)               (1.45)                     0.09                0.07
 Dilutive



                                                         Year Ended
                                                      December 31, 1997
                                            -----------------------------------
                                                  As Reported      Pro Forma
                                            -----------------------------------

Net income                                           $8,060            $8,041
Net income per common share - Basic                    1.52              1.52
Net income per common share - Dilutive                 1.51              1.51


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

There were no awards prior to 1997 and additional awards in future years are anticipated.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 16.  Earnings Per Share:

The Company's earnings per share have been calculated in accordance with SFAS No. 128, "Earnings Per Share." The statement requires calculations of basic and diluted earnings per share. These calculations are described in Note 1. The following table shows the reconciling components between basic and diluted earnings per share:

                                                                                  Weighted Average
                                                                                       Shares              Earnings (Loss)
                                                       Net Income (Loss)             Outstanding                 Per
For the Year Ended December 31, 1999                      (Numerator)               (Denominator)               Share
-------------------------------------              -----------------------     ---------------------     ------------------
Basic and dilutive earnings per share                         $(7,922,000)                 5,482,114                $(1.45)
                                                   ======================      =====================     =================


For the Year Ended December 31, 1998
------------------------------------

Basic earnings per share                                      $   479,000                  5,465,034                $ 0.09
Effect of dilutive securities:
     Common stock issued                                                -                     46,338                     -
                                                   ----------------------      ---------------------     -----------------
Diluted earnings per share                                    $   479,000                  5,511,372                $ 0.09
                                                   ======================      =====================     =================

For the Year Ended December 31, 1997
------------------------------------

Basic earnings per share                                      $ 8,060,000                  5,310,263                $ 1.52

Effect of dilutive securities:
     Stock options                                                      -                      1,162                     -
     Common stock payable                                               -                     34,532                  (.01)
                                                   ----------------------      ---------------------     -----------------
Diluted earnings per share                                    $ 8,060,000                  5,345,957                $ 1.51
                                                   ======================      =====================     =================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997


Note 17.   Income Taxes:

The components of income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997, were as follows (in thousands):

                      1999                1998                 1997
                 ----------------     ----------------    ---------------

Current                   $(6,455)               $ 361            $ 6,963
Deferred                    1,706                  112             (1,325)
                 ----------------     ----------------    ---------------

                          $(4,749)               $ 473            $ 5,638
                 ================     ================    ===============

The provision for (benefit from) income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal tax rate of 34% to income before taxes. The principal reasons for these differences for the years ended December 31, 1999, 1998 and 1997, were (in thousands):

                                                   1999                  1998                 1997
                                           -----------------     ------------------    -----------------
Provision for (benefit from) income
     taxes at statutory
     federal rate                                    $(4,308)                 $ 339               $4,731
State income taxes, net
     of federal benefit                                 (585)                    58                  827
Nondeductible expenses                                    37                     71                   79
Other, net                                               107                      5                    1
                                           -----------------     ------------------    -----------------
                                                     $(4,749)                 $ 473               $5,638
                                           =================     ==================    =================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997


Note 17.   Income Taxes, continued:

Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998, were (in thousands):

                                                                1999                     1998
                                                       ---------------------    ---------------------
Deferred tax assets:                                                  $  811                   $1,231
  Allowance for loan and real estate
      owned losses
  Deferred loan fees                                                       -                      847
  Mark to market on mortgage loans                                       300                      670
       held for sale
  Deferred income                                                          8                        1
  Accrued premium recapture                                              193                      229
  Accrued expenses                                                        89                      196
  Accrued 401(k) match                                                    68                       60
  Accrued insurance expense                                              189                       60
  Other                                                                   18                       79
                                                       ---------------------    ---------------------

Total deferred tax assets                                              1,676                    3,373

Deferred tax liabilities:
  Unrealized appreciation of investments                                   -                       19
  Other                                                                    -                       24
                                                       ---------------------    ---------------------
Total deferred tax liabilities                                             -                       43
                                                       ---------------------    ---------------------

Net deferred tax asset                                                $1,676                   $3,330
                                                       =====================    =====================

The Company believes that a valuation allowance with respect to the realization of the gross total deferred tax assets is not necessary. Based on the management's expected improvements of sufficient taxable income and reversing temporary differences, management believes it is likely that the Company will realize the gross deferred tax assets existing at December 31, 1999. However, there can be no assurances that the Company will generate taxable income in any future period.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 18.   Retirement Plans:

The Company has a defined contribution profit sharing plan, which is administered by officers of the Company. Company contributions to the plan are discretionary, as authorized by the Board of Directors. There were no contributions for 1999, 1998 and 1997. Participants are also eligible to make voluntary contributions to the plan, at the discretion of the administrator. There were no voluntary contributions to the plan for the years ended December 31, 1999, 1998 and 1997.

The Company has a nonqualified retirement plan for several key members of management. The plan allows participants to defer compensation from the current year. Company contributions to the plan are discretionary, as authorized by the Board of Directors. Contributions for the years ended December 31, 1999, 1998 and 1997, were $0, $0, and $10,000, respectively.

The Company sponsors a 401(k) Retirement Plan. The Plan is a defined contribution plan covering all employees who have completed at least one year of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company contributes an amount equal to 50% of a participant's payroll contribution up to 6% of a participant's annual compensation. The Company's contributions to the plan for the years ended December 31, 1999, 1998 and 1997, were $141,000, $162,000, and $115,000, respectively.


Note 19.   Employment Agreements:

The Company has employment agreements with various employees. The agreements expire at various times from 1999 through 2001. Among other things, the agreements provide for severance benefits payable to the officers upon termination of employment following a change of control in the Company.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 20.   Regulatory Capital:

Financial institutions, such as the Bank, must maintain specific capital standards that are no less stringent than the capital standards applicable to national banks. Regulations of the OTS currently maintain three capital standards: a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The tangible capital standard requires the Bank to maintain tangible capital of not less than 1.5% of total adjusted assets. As it applies to the Bank, "tangible capital" means core capital (as defined below).

The core capital standard requires the Bank to maintain "core capital" of not less than 4.0%. Core capital includes the Bank's common shareholders' equity, adjusted for certain non-allowable assets.

The risk-based standard requires the Bank to maintain capital equal to 8.0% of risk-weighted assets. The rules provide that the capital ratio applicable to an asset will be adjusted to reflect the degree of credit risk associated with such asset, and the asset base used for computing the capital requirement includes off-balance sheet assets.

At December 31, 1999 and 1998, the Bank was classified as a "well-capitalized" institution (financial institutions that maintain total risk based capital in excess of 10%) as determined by the OTS and satisfied all regulatory capital requirements, as shown in the following table reconciling the Bank's capital to regulatory capital (in thousands):

                                                          Tangible                Core               Risk-Based
                                                          Capital                Capital              Capital
                                                       -------------          ------------         --------------
December 31, 1999

GAAP capital                                           $       6,356          $      6,356         $        6,356
Add: unrealized loss on securities                                16                    16                     16
Non-allowable asset: goodwill                                   (101)                 (101)                  (101)
Additional capital item: general allowance                         -                     -                    336
                                                       -------------          ------------         --------------
Regulatory capital - computed                                  6,271                 6,271                  6,607
Minimum capital requirement                                    1,106                 2,949                  4,004
                                                       -------------          ------------         --------------

Excess regulatory capital                              $       5,165          $      3,322         $        2,603
                                                       =============          ============         ==============

Ratios:
     Regulatory capital - computed                              8.51%                 8.51%                 13.20%
     Minimum capital requirement                                1.50                  4.00                   8.00
                                                       -------------          ------------         --------------

Excess regulatory capital                                       7.01%                 4.51%                  5.20%
                                                       =============          ============         ==============

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 20.  Regulatory Capital, continued:

                                                          Tangible                Core                Risk-Based
                                                          Capital                Capital               Capital
                                                       -------------          ------------         --------------
December 31, 1998

GAAP capital                                                  $5,058                $5,058                 $5,058
Add: unrealized loss on securities                                15                    15                     15
Non-allowable asset: goodwill                                   (116)                 (116)                  (116)
Additional capital item: general allowance                         -                     -                    276
                                                       -------------          ------------         --------------
Regulatory capital - computed                                  4,957                 4,957                  5,233
Minimum capital requirement                                      578                 1,157                  2,166
                                                       -------------          ------------         --------------

Excess regulatory capital                                     $4,379                $3,800                 $3,067
                                                       =============          ============         ==============

Ratios:
     Regulatory capital - computed                             12.86%                12.86%                 19.33%
     Minimum capital requirement                                1.50                  4.00                   8.00
                                                       -------------          ------------         --------------

Excess regulatory capital                                      11.36%                 8.86%                 11.33%
                                                       =============          ============         ==============

The payment of cash dividends by the Bank is subject to regulation by the OTS. The OTS measures an institution's ability to make capital distributions, which includes the payment of dividends, according to the institution's capital position. For institutions, such as the Bank, that meet their fully phased-in capital requirements, the OTS has established "safe harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Effective April 1, 1999, the OTS has adopted regulations that provide that an OTS-regulated institution will not have to file a capital distribution notice with OTS upon meeting certain conditions. Institutions can distribute amounts in excess of the safe harbor amount without the prior approval of the OTS. The Bank did not pay cash dividends to Approved in 1999, 1998 or 1997.

Note 21.  Disclosures About Fair Value of Financial Instruments:

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 21.  Disclosures About Fair Value of Financial Instruments, continued:

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

Cash and cash equivalents: The carrying amount of cash on hand and on deposit at financial institutions is considered to be a reasonable estimate of fair market value.

Securities: Fair values are based on quoted market prices or dealer quotes.

Mortgage loans: The estimate of fair value is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of mortgage loans held for sale approximated $69,623,000 and $109,637,000 at December 31, 1999 and 1998, respectively.

Interest receivable and interest payable: The carrying amount approximates fair value.

Revolving warehouse lines: Collateralized borrowings consist of warehouse finance facilities and term debt. The warehouse finance facilities have maturities of less than one year and bear interest at market rates and, therefore, the carrying value is a reasonable estimate of fair value.

Certificates of deposit: The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The fair value of certificates of deposit approximated $55,064,000 and $29,853,000 at December 31, 1999 and 1998,
respectively.

Mortgage loans payable: The fair value of mortgage loans payable is based on the discounted value of expected cash flows. The discount rates used are those currently offered for mortgage loans with similar remaining contractual maturities and terms. The fair value of the mortgage loans payable approximated $1,765,000 and $1,058,000 at December 31, 1999 and 1998, respectively.

Other term debt: The carrying amount of outstanding term debt, which bears market rates of interest, approximates its fair value.

Note 22. Sale of Building:

The Company sold the administrative and executive office building located at 3386 Holland Road, Virginia Beach, Virginia. The sale price was $1,081,250, which resulted in a break-even transaction for the Company. The Company had a mortgage note payable on this property in the amount of $751,674 at the time of sale. The closing date for this transaction was March 26, 1999. The Company has also entered into a lease agreement with the purchaser to lease back 15,574 square feet of the premises for an initial term commencing from the closing date to September 30, 1999, with the option to renew the lease for three additional one month terms. The Company renewed this lease for a three month term ending December 31, 1999. The lease payment is $15,000 per month.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 23.  Purchase of Land:

The Company purchased 7.77 acres of land from the City of Virginia Beach Development Authority on March 11, 1999, on which it originally planned to construct a new administrative and executive office building to consolidate the Virginia Beach locations. The purchase price of the land was approximately $642,000. Subsequently, another building located in the same office park development that accommodates the Company's space requirements became available for purchase and was acquired by the Company (see Note 24).

Note 24.  Purchase of Building:

On October 15, 1999, the Company entered into an agreement to purchase an office building in Virginia Beach, Virginia, to be used as the Company's new administrative and executive office building. The purchase price of the building was $2,250,000. The Company financed this transaction through a non-affiliated Virginia Beach lender with a mortgage note in the amount of $2,025,000.

Note 25.  Significant Fourth Quarter Events:

In the fourth quarter 1999, the Company recorded a charge of $1.1 million for the writeoff of goodwill related to the 1998 acquisition of the Funding Center of Georgia ("FCGA") and Mortgage One Financial Corp. ("MOFC, Inc."). The rapidly changing and competitive environment, which has resulted in shrinking margins, has prevented the Company from achieving operating profits at levels that existed prior to the acquisitions. The Company evaluated goodwill by comparing the unamortized goodwill with revised projected operating results. This resulted in writing off all of the goodwill for the FCGA acquisition and writing the MOFC, Inc. acquisition goodwill down to $575,000.

Also, in the fourth quarter of 1999, the Company recorded a charge of $0.4 million for the writeoff of computers and equipment no longer in service because of the branch closings in 1999. There was also an expense of $0.3 million regarding legal and architectural costs, which were previously capitalized, for construction of a new corporate headquarters. Since the Company purchased an office building for its corporate headquarters, plans to build a corporate headquarters were cancelled, and therefore the capitalized costs were expensed.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Note 26.  Quarterly Financial Data (Unaudited):

The following is a summary of selected quarterly operating results for each of the four quarters in 1999 and 1998:

(In thousands, except per share data)


                                          March 31              June 30             September 30           December 31
                                         ----------           ----------           --------------         -------------
1999:
Gain on sale of loans                    $    4,396           $    3,127           $        2,920         $       2,759
Net interest income                           1,013                  731                      656                   341
Provision for losses                          1,279                  (33)                     179                   831
Other income                                  2,290                2,106                    1,971                 1,467
Other expenses                                8,253                8,115                    7,672                10,152
                                         ----------           ----------           --------------         -------------
Income (loss) before income taxes            (1,833)              (2,118)                  (2,304)               (6,416)
Provision for income taxes                     (598)                (808)                    (901)               (2,442)
                                         ----------           ----------           --------------         -------------
Net income (loss)                        $   (1,235)          $   (1,310)          $       (1,403)        $      (3,974)
                                         ----------           ----------           --------------         -------------
Basic net income (loss) per share        $     (.23)          $     (.24)          $         (.26)        $        (.73)
                                         ==========           ==========           ==============         =============

1998:
Gain on sale of loans                    $    9,754           $    8,779           $        7,060         $       4,110
Net interest income                           1,054                1,118                      828                 1,056
Provision for losses                           (111)                 949                      718                 1,340
Other income                                  1,482                1,678                    2,806                 2,826
Other expenses                                9,928                9,772                    9,694                 9,309
                                         ----------           ----------           --------------         -------------
Income (loss) before income taxes             2,473                  854                      282                (2,657)
Provision for income taxes                    1,038                  341                      121                (1,027)
                                         ----------           ----------           --------------         -------------
Net income (loss)                        $    1,435           $      513           $          161         $      (1,630)

                                         ----------           ----------           --------------         -------------
Basic net income (loss) per share        $     0.26           $     0.09           $         0.03         $       (0.30)
                                         ==========           ==========           ==============         =============

Approved Financial Corp.
Consolidating Balance Sheet
December 31, 1999

                                                                                                                      MOFC,
                                                                                                                    Inc. d/b/a
                                                                  Approved      Approved    Approved    Approved     Consumer
             ASSETS                                               Financial   Residential    Federal    Financial      One
                                    Consolidated   Eliminations     Corp.       Mortgage      Bank      Solutions    Financial
                                    ------------   ------------   ---------   -----------   --------    ---------   ----------
     Cash                           $     10,656   $          0   $   1,225   $       503   $  8,894    $      57   $      (23)
     Mortgage loans held for
      sale, net                           66,771              0       3,726         2,197     59,653            0        1,195
     Real estate owned, net                2,274              0         279         1,957          0            0           38
     Investments                           2,640         (4,463)      4,588             0      2,515            0            0
     Income taxes receivable               5,644         (2,876)      8,226             0          0            9          285
     Deferred tax asset                    1,676              0         376           406        785            0          109
     Premises and equipment, net           6,086              0       4,918           514        195            0          459
     Goodwill, net                         1,120              0         501             0        101            0          518
     Due from affiliates                       0         (3,123)      1,821            63      1,221           18            0
     Other assets                          1,733              0         680           526        453            7           67
                                    ------------   ------------   ---------   -----------   --------    ---------   ----------

Total assets                        $     98,600   $    (10,462)  $  26,340   $     6,166   $ 73,817    $      91   $    2,648
                                    ============   ============   =========   ===========   ========    =========   ==========

LIABILITIES AND EQUITY

Liabilities:
     Revolving warehouse loan       $     17,465   $          0   $   6,576   $     4,885   $  5,323    $       0   $      681
     FHLB bank advances                    4,648              0           0             0      4,648
     Mortgage payable                      2,341              0       2,341             0          0            0            0
     Notes payable-related
      parties                              2,993              0       2,993             0          0            0            0
     Certificates of
      indebtedness                         2,087              0       2,087             0          0            0            0
     Certificates of deposits             55,339              0           0             0     55,339            0            0
     Due to affiliates                         0         (3,123)         21         1,230      1,827           41            4
     Accrued and other
      liabilities                          2,428              o       1,023           585        324           19          477
     Income taxes payable                      0         (2,876)          0         2,876          0            0            0
                                    ------------   ------------   ---------   -----------   --------    ---------   ----------

       Total liabilities                  87,301         (5,999)     15,041         9,576     67,461           60        1,162
                                    ------------   ------------   ---------   -----------   --------    ---------   ----------

Shareholder's equity:
   Preferred stock-series A                    1              0           1             0          0            0            0
   Common stock                            5,482           (299)      5,482           250         32           16            1
   Unrealized gain on securities             (16)            16         (16)            0        (16)           0            0
   Additional paid in capital                552         (6,838)        552           492      3,056            0        3,290
   Retained earnings                       5,280          2,658       5,280        (4,152)     3,284           15       (1,805)
                                    ------------   ------------   ---------   -----------   --------    ---------   ----------

       Total equity                       11,299         (4,463)     11,299        (3,410)     6,356           31        1,486
                                    ------------   ------------   ---------   -----------   --------    ---------   ----------

          Total liabilities and
           equity                   $     98,600   $    (10,462)  $  26,340   $     6,166   $ 73,817    $      91   $    2,648
                                    ============   ============   =========   ===========   ========    =========   ==========

Approved Financial Corp.
Consolidating Statement of Income (Loss)
For the year ended December 31, 1999
(dollars in thousands)

                                                                                                                      MOFC,
                                                                                                                    Inc. d/b/a
                                                                  Approved      Approved    Approved    Approved     Consumer
             ASSETS                                               Financial   Residential    Federal    Financial      One
                                    Consolidated   Eliminations     Corp.       Mortgage      Bank      Solutions    Financial
                                    ------------   ------------   ---------   -----------   --------    ---------   ----------
Revenue:
     Gain on sale of loans          $     13,202              0   $     194   $     3,961   $  7,166    $       0   $    1,881
     Interest income                       7,698              0         454         2,788      4,133            1          322
     Other fees and income                 7,834              0          93         3,080      3,234            2        1,425
                                    ------------   ------------   ---------   -----------   --------    ---------   ----------

                                          28,734              0         741         9,829     14,533            3        3,628

Expenses:
     Compensation and
      related                       $     17,765              0   $   4,778   $     6,696   $  4,803           23        1,465
     General and
      administrative                      12,497              0       2,608         3,338      4,579            3        1,969
     Write down of goodwill                1,131              0         358             0          0            0          773
     Loss on sale/disposal
      fixed assets                           796              0         707            78         11            0            0
     Loss on write off of
      securities                              73              0          73             0          0            0            0
     Loan production expense               1,930              0          97           582      1,091            0          160
     Interest expense                      4,957              0         974         1,999      1,893            0           91
     Provision for loan/REO
      losses                               2,256              0      (1,394)        3,311         63            0          276
                                    ------------   ------------   ---------   -----------   --------    ---------   ----------

                                          41,405              0       8,201        16,004     12,440           26        4,734

Income before income taxes               (12,671)             0      (7,460)       (6,175)     2,093          (23)      (1,106)

Provision for income taxes                (4,749)             0      (4,990)         (120)       791           (9)        (421)
                                    ------------   ------------   ---------   -----------   --------    ---------   ----------

Net income                          $     (7,922)             0   $  (2,470)  $    (6,055)  $  1,302    $     (14)  $     (685)
                                    ============   ============   =========   ===========   ========    =========   ==========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

Stock Price and Dividend Information (Unaudited):

The following tables show the quarterly high, low and closing prices of the Company's common stock for 1999 and 1998. All stock price and dividend data have been adjusted to reflect two- for-one stock splits which occurred on August 20, 1996 and December 16, 1996, and a 100% stock dividend, which occurred on November 21, 1997.

                                                 Stock Prices
                                    High              Low             Close
                                  --------       ------------       ---------
1999:

Fourth Quarter                    $  1.75        $      0.875       $   0.875
Third Quarter                        2.75               0.781           0.781
Second Quarter                       3.25               2.750           2.750
First Quarter                        3.50               3.125           3.125

1998:

Fourth Quarter                    $  6.50        $       2.88       $    3.38
Third Quarter                       13.63                7.00            7.00
Second Quarter                      15.63               13.13           13.88
First Quarter                       15.08               12.08           13.13

The Company did not pay any cash dividends on its Common Stock in 1999 and 1998. The Company intends to retain all of its earnings to finance its operations and does not anticipate paying cash dividends for the foreseeable future. Any decision made by the Board of Directors to declare dividends in the future will depend on the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Board.