Form 10-Q
period 2000-03-31
APPROVED FINANCIAL CORP
filed 2000-05-15
CIK 1053924

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q



X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
-    1934 for the quarterly period ended March 31, 2000.
__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number 000-23775

                            Approved Financial Corp.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Virginia                                   52-0792752
 -------------------------------        ---------------------------------------
 (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
  Incorporation or Organization)


      1716 Corporate Landing Parkway, Virginia Beach, Virginia   23454
      -------------------------------------------------------------------
        (Address of Principal Executive Office)                (Zip Code)

                                 757-430-1400
                                  -------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No_____.
                                        -------

The number of shares outstanding of the registrant's $1.00 par value common stock, as of May 1, 2000: 5,482,114 shares

                            APPROVED FINANCIAL CORP.

INDEX

PART I.     FINANCIAL INFORMATION                                Page
Item 1.     Financial Statements

            Consolidated Balance Sheets as of
            March 31, 2000 and December 31, 1999                    1

            Consolidated Statements of Loss and Comprehensive
            Loss for the three months ended March 31, 2000
            and 1999.                                               2

            Consolidated Statements of Cash Flows for
            the three months ended March 31, 2000
            and 1999.                                               3

            Notes to Consolidated Financial Statements              5

            Consolidating Balance Sheet as of March 31, 2000        9

            Consolidating Statement of Loss for the
            three months ended March 31, 2000                      10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations          11

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                            28

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                      34
Item 2.     Changes in Securities                                  34
Item 3.     Defaults Upon Senior Securities                        34
Item 4.     Submission of Matters to a Vote of Security Holders    34
Item 5.     Other Information                                      34
Item 6.     Exhibits and Reports on Form 8-K                       34

                       PART I.    FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2000 and December 31, 1999
(Dollars in thousands, except per share amounts)

 ASSETS                                                                                 (Unaudited)
                                                                                             2000                     1999
                                                                                  --------------------      ----------------------

 Cash                                                                                          $12,897                     $10,656
 Mortgage loans held for sale, net                                                              39,315                      66,771
 Real estate owned, net                                                                          1,697                       2,274
 Investments                                                                                     2,853                       2,640
 Income taxes receivable                                                                         4,665                       5,644
 Deferred tax asset                                                                              2,149                       1,676
 Premises and equipment, net                                                                     5,899                       6,086
 Goodwill, net                                                                                   1,086                       1,120
 Other assets                                                                                    1,535                       1,733
                                                                                  --------------------      ----------------------

  Total assets                                                                                 $72,096                     $98,600
                                                                                  ====================      ======================

LIABILITIES AND EQUITY

Liabilities:
 Revolving warehouse loan                                                                      $ 4,275                     $17,465
 FHLB bank advances                                                                                  -                       4,648
 Mortgage notes payable                                                                          2,323                       2,341
 Notes payable-related parties                                                                   2,917                       2,993
 Certificates of indebtedness                                                                    2,089                       2,087
 Certificates of deposits                                                                       45,715                      55,339
 Loan proceeds payable                                                                           1,545                           -
 Accrued and other liabilities                                                                   1,993                       2,428
                                                                                  --------------------      ----------------------

 Total liabilities                                                                              60,857                      87,301
                                                                                  --------------------      ----------------------

Shareholders' equity:
 Preferred stock series A, $10 par value;                                                            1                           1
   Noncumulative, voting:
     Authorized shares - 100
      Issued and outstanding shares - 90
 Common stock, par value - $1.00                                                                 5,482                       5,482
     Authorized shares - 40,000,000
      Issued and outstanding shares - 5,482,114
  Accumulated other comprehensive loss                                                             (16)                        (16)
  Additional capital                                                                               552                         552
  Retained earnings                                                                              5,220                       5,280
                                                                                  --------------------      ----------------------

  Total equity                                                                                  11,239                      11,299
                                                                                  --------------------      ----------------------

    Total liabilities and equity                                                               $72,096                     $98,600
                                                                                  ====================      ======================

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS for the three months ended March 31, 2000 and 1999
(In thousands, except per share amounts)
(Unaudited)

                                                                                              2000                      1999
                                                                               -------------------      --------------------
Revenue:
     Gain on sale of loans                                                                  $3,926                   $ 4,396
     Interest income                                                                         1,583                     2,696
     Other fees and income                                                                   1,202                     2,290
                                                                               -------------------      --------------------
                                                                                             6,711                     9,382
                                                                               -------------------      --------------------

Expenses:
     Compensation and related                                                                3,133                     4,830
     General and administrative                                                              1,790                     2,337
     Advertising expense                                                                       337                       363
     Loan production expense                                                                   366                       555
     Interest expense                                                                        1,122                     1,683
     Provision for loan and foreclosed property losses                                          55                     1,447
                                                                               -------------------      --------------------
                                                                                             6,803                    11,215
                                                                               -------------------      --------------------

          Loss before income taxes                                                             (92)                   (1,833)

Benefit from income taxes                                                                      (32)                     (598)
                                                                               -------------------      --------------------

          Net Loss                                                                             (60)                   (1,235)

Other comprehensive income, net of tax:
  Unrealized losses on securities:
    Unrealized holding loss arising during period                                                0                       (33)
                                                                               -------------------      --------------------

Comprehensive loss                                                                          $  (60)                  $(1,268)
                                                                               ===================      ====================

Net loss per share:
          Basic and Diluted                                                                 $(0.01)                   $(0.23)
                                                                               ===================      ====================

Weighted average number of shares outstanding:

          Basic and Diluted                                                                  5,482                     5,482
                                                                               ===================      ====================


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2000  and 1999
(In thousands)
(Unaudited)

                                                                                                 2000                     1999
                                                                                 --------------------      -------------------

Operating activities
     Net loss                                                                                $    (60)                $ (1,235)
     Adjustments to reconcile net loss
        to net cash provided by operating activities:
          Depreciation of premises and equipment                                                  218                      194
          Amortization of goodwill                                                                 34                      119
          Provision for loan losses                                                                 2                    1,364
          Provision for losses on real estate owned                                                53                       83
          Deferred tax expense                                                                   (473)                   2,272
          Loss on sale of securities                                                                -                        2
          Gain on sale of loans                                                                (3,926)                  (4,396)
          Proceeds from sale and prepayments of loans                                         100,388                   87,379
          Originations of loans held for sale, net                                            (69,335)                 (50,760)
          Changes in assets and liabilities:
            Loan sale receivable                                                                    3                     (344)
            Other assets                                                                          196                      684
            Accrued and other liabilities                                                        (434)                     767
            Income tax payable                                                                    979                     (775)
            Loan proceeds payable                                                               1,545                   (2,062)
                                                                                 --------------------      -------------------

Net cash provided by operating activities                                                      29,190                   33,292


Cash flows from investing activities:
     Purchase of securities                                                                         -                     (125)
     Sales of securities                                                                          115                        -
     Sales of ARM fund shares                                                                       -                    3,500
     Purchase of premises and equipment                                                           (41)                    (742)
     Sales of premises and equipment                                                               10                    1,270
     Sales of real estate owned                                                                   924                      730
     Real estate owned capital improvements                                                       (74)                    (227)
     Purchases of ARM fund shares                                                                 (31)                  (3,539)
     Purchases of FHLB stock                                                                     (297)                    (146)
                                                                                 --------------------      -------------------

Net cash provided by investing activities                                                         606                      721

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued for the three months ended March 31, 2000 and 1999
(In thousands)
(Unaudited)

                                                                                                2000                     1999
                                                                                 -------------------      -------------------

Cash flows from financing activities:
     Borrowings - warehouse                                                                 $ 16,158                 $ 56,043
     Repayments of borrowings - warehouse                                                    (29,348)                 (90,005)
     Repayments of FHLB advances                                                              (4,648)                       -
     Principal payments on mortgage notes payable                                                (18)                    (849)
     Net increase (decrease) in:
       Notes payable                                                                             (76)                      19
       Certificates of indebtedness                                                                1                       10
       Certificates of deposit                                                                (9,624)                   1,294
                                                                                 -------------------      -------------------

Net cash used in financing activities                                                        (27,555)                 (33,488)
                                                                                 -------------------      -------------------

Net increase in cash                                                                           2,241                      525

Cash at beginning of period                                                                   10,656                    6,269
                                                                                 -------------------      -------------------

       Cash at end of period                                                                $ 12,897                 $  6,794
                                                                                 ===================      ===================


Supplemental cash flow information:
     Cash paid for interest                                                                 $  1,146                 $  1,796
     Cash paid for income taxes                                                                    4                        -

Supplemental non-cash information:
     Loan balances transferred to real estate owned                                         $    341                 $    260



The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2000 and 1999

Note 1.    Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with borrowers ("retail" and "direct"). Approved has three wholly owned subsidiaries through which it originates residential mortgages: Approved Federal Savings Bank (the "Bank") is a federally chartered thrift institution with broker operations in seven states and eight retail offices as of March 31, 2000; Approved Residential Mortgage, Inc. ("ARMI") with one retail location at March 31, 2000; and MOFC d/b/a ConsumerOne Financial ("ConsumerOne") with one retail office in Michigan at March 31, 2000. Approved has a fourth wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offers insurance products to its mortgage customers.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2000 and 1999

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2000 and 1999

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

Comprehensive Income: The Company classifies items of other comprehensive income
(loss) by their nature in a financial statement and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. The only item the Company has in Comprehensive Income (Loss) for the three month period ended March 31, 1999, is an unrealized holding loss on securities, net of deferred taxes.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2000 and 1999

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

Approved Financial Corp.
Consolidating Balance Sheet
March 31, 2000
(dollars in thousands)

                                                                                                                    MOFC, Inc.
                                                                                        Approved                      d/b/a
                                                               Approved     Approved     Federal     Approved        Consumer
                                                               Financial  Residential    Savings    Financial          One
             ASSETS               Consolidated  Eliminations    Corp.       Mortgage      Bank      Solutions        Financial
                                ----------------------------------------------------------------------------------------------

     Cash                           $12,897      $      0      $11,826      $   318      $   736      $ 44           $   (27)
     Mortgage loans held for         39,315             0        2,629        6,752       27,691         0             2,243
      sale, net
     Real estate owned, net           1,697             0          117        1,532            0         0                48
     Investments                      2,853        (5,253)       5,378            0        2,728         0                 0
     Income taxes receivable          4,665        (2,655)       7,002            0            4        11               303
     Deferred tax asset               2,149             0        1,212          241          578         0               118
     Premises and equipment, net      5,899             0        4,847          117          509         0               426
     Goodwill, net                    1,086             0          485            0           98         0               503
     Due from affiliates                  0       (41,962)       2,348       15,072       24,464        63                15
     Other assets                     1,535             0          689          352          431         9                54
                                --------------------------------------------------------------------------------------------

Total assets                        $72,096      $(49,870)     $36,533      $24,384      $57,239      $127           $ 3,683
                                ============================================================================================

LIABILITIES AND EQUITY

Liabilities:
     Revolving warehouse loan       $ 4,275      $      0      $ 2,001      $   429      $     0      $  0           $ 1,845
     FHLB bank advances                   0             0            0            0            0         0                 0
     Mortgage payable                 2,323             0        2,323            0            0         0                 0
     Notes payable-related            2,917             0        2,917            0            0         0                 0
      parties
     Certificates of                  2,089             0        2,089            0            0         0                 0
      indebtedness
     Certificates of deposits        45,715             0            0            0       45,715         0                 0
     Due to affiliates                    0       (41,962)      15,182       24,373        2,328        79                 0
     Loan proceeds payable            1,545             0            0            0        1,545         0                 0
     Accrued and other                1,993             O          782          428          330        19               434
      liabilities
     Income taxes payable                 0        (2,655)           0        2,655            0         0                 0
                                --------------------------------------------------------------------------------------------

       Total liabilities             60,857       (44,617)      25,294       27,885       49,918        98             2,279
                                --------------------------------------------------------------------------------------------

Shareholder's equity:
   Preferred stock-series A               1             0            1            0            0         0                 0
   Common stock                       5,482          (299)       5,482          250           32        16                 1
   Unrealized loss on securities        (16)           16          (16)           0          (16)        0                 0
   Additional paid in capital           552        (6,837)         552          492        3,056         0             3,289
   Retained earnings (deficit)        5,220         1,867        5,220       (4,243)       4,249        13            (1,886)
                                --------------------------------------------------------------------------------------------

       Total equity                  11,239        (5,253)      11,239       (3,501)       7,321        29             1,404
                                --------------------------------------------------------------------------------------------

          Total liabilities and     $72,096      $(49,870)     $36,533      $24,384      $57,239      $127           $ 3,683
           equity
                                ============================================================================================

Approved Financial Corp.
Consolidating Statement of Income (Loss)
For the three months ended March 31, 2000
(dollars in thousands)

                                                                                                 Approved                MOFC, Inc.
                                                                  Approved        Approved       Federal      Approved     d/b/a
                                                                  Financial      Residential     Savings     Financial  ConsumerOne
                               Consolidated      Eliminations       Corp.         Mortgage         Bank      Solutions   Financial
                            -------------------------------------------------------------------------------------------------------

Revenue:
     Gain on sale of loans          $3,926            0           $  (247)         $ 223         $3,615        $ 0         $ 335
     Interest income                 1,583            0                85           (269)         1,730          1            36
     Other fees and income           1,202            0               (31)           150            865         42           176
                            ----------------------------------------------------------------------------------------------------

                                     6,711            0              (193)           104          6,210         43           547

Expenses:
     Compensation and               $3,133            0           $   728          $ 155         $1,991         42           217
      related
     General and                     1,790            0               218             70          1,240          5           257
      administrative
     Advertising expense               337            0               (23)            17            282          0            61
     Loan production expense           366            0               (50)           100            288          0            28
     Interest expense                1,122            0               285              0            831          0             6
     Provision for loan/REO             55            0                36            (90)             0          0           109
      losses
                            ----------------------------------------------------------------------------------------------------

                                     6,803            0             1,194            252          4,632         47           678

Income (loss) before income            (92)           0            (1,387)          (148)         1,578         (4)         (131)
 taxes

Provision for income taxes             (32)           0              (537)           (57)           613         (2)          (49)
                            ----------------------------------------------------------------------------------------------------

Net income (loss)                   $  (60)           0           $  (850)         $ (91)        $  965        $(2)      $   (82)
                            ====================================================================================================

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General

The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for the three month periods ended March 31, 2000 and 1999 and its consolidated financial position at March 31, 2000 and December 31, 1999. The discussion includes some forward-looking statements involving estimates and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors such as reduced demand for loans, competitive forces, availability of adequate capital funding, loan delinquency, default and loss rates, general economic environment, market forces affecting the value of the loans originated by the Company and the price of the Company's common stock. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's 1999 audited financial statements.

Results of Operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

Net Loss

The Company's net loss for the three month period ended March 31, 2000 was $0.06 million compared to a net loss of $1.2 million for the three month period ended March 31, 1999. On a per share basis, the net loss for the three month period ended March 31, 2000 was $0.01 compared to a net loss of $0.23 for the three month period ended March 31, 1999.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for the Company's broker and retail divisions for the three months ended March 31, 2000 and 1999. During the second quarter of 1999, the Company initiated in-house funding of conforming and government mortgages originated by the retail division. Additionally, the retail branches originate mortgages that are funded through other lenders ("brokered loans"). Brokered loans consist primarily of non-conforming mortgages that do not meet the Company's underwriting criteria and conforming loans.

                                                                      Three Months Ended
                                                                            March 31,
(dollars in millions)                                           2000                      1999
                                                          ---------------           -----------------
Dollar Volume of Loan Originated:


   Broker Referrals                                              $ 41.0                       $ 27.5

   Retail - brokered loans                                         13.7                         46.5
   Retail - funded in-house non-conforming                         18.3                         23.2
   Retail - funded in-house conforming and
    government                                                      9.6                            0
                                                                 ------                       ------
Total Retail                                                       41.6                         69.7
                                                                 ------                       ------

   Total                                                         $ 82.6                       $ 97.2
                                                                 ======                       ======

Number of Loans Originated:

   Broker Referrals                                                 547                          429

   Retail - brokered loans                                          178                          545
   Retail - funded in-house non-conforming                          260                          356
   Retail - funded in-house conforming and
    government                                                       85                            0

Total Retail                                                        523                          901
                                                                 ------                       ------
   Total                                                          1,070                        1,330
                                                                 ======                       ======

The dollar volume of loans, originated during the three months ended March 31, 2000, decreased 15.0% when compared to the same period in 1999. The decrease was primarily the result of increased pricing competition in the non-conforming mortgage area and a decrease in the number of retail loan origination centers from 17 at March 31, 1999 to 10 at March 31, 2000.

The 41.0% decrease in retail loan origination centers resulted in a 40.3% decrease in the Company's retail loan volume for the three period ending March 31, 2000 when compared to the three months ended March 31, 1999.

Brokered loans generated by the retail division were $13.7 million during the three month period ended March 31, 2000 which was a 70.5% decrease compared to $46.5 million during the same period in 1999. The decrease was the result of a company initiative to close more in-house loans. Also, the three month period ended March 31, 1999 included brokered conforming loans compared to the three month period ended March 31, 2000 in which conforming loans were closed in house.

The volume of loans originated through broker referrals from the Company's network of mortgage brokers increased 49.1% to $41.0 million for the three month period ended March 31, 2000, compared to $27.5 million for the three month period ended March 31, 1999. The increase was the result of a decrease in the number of non-conforming mortgage lenders using broker referrals.

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

Non-conforming loan sales totaled $84.25 million for the three-month period ended March 31, 2000, compared to $81.8 million for the same period in 1999.

Conforming and government loan sales were $10.7 million for the three month period ended March 31, 2000. The Company did not fund conforming or government loans during the same period ended in 1999.

The combined gain on the sale of loans was $3.9 million for the three month period ended March 31, 2000, which compares with $4.4 million for the same period in 1999. The decrease for the three month period ended March 31, 2000, was the direct result of a decrease in the weighted-average premium paid by investors for the Company's non-conforming mortgage loans and the addition of conforming and government loan sales that normally carry lower loan sale premiums. Also, there was a decrease in loan origination fee income due to a lower volume of loans sold that were generated by the Company's retail division. Gain on the sale of mortgage loans represented 58.5% of total revenue for the three months ended March 31, 2000, compared to 46.9% of total revenue for the same period in 1999.

The weighted-average premium, realized by the Company on its non-conforming loan sales decreased to 2.81%, during the three month period ended March 31, 2000, from 3.19% for the same period in 1999. The decrease in premium percentage was caused by material changes in the secondary market conditions for non-conforming mortgage loans. The weighted-average premium realized by the Company on its conforming and government loans sales was 0.93% during the three month period ended March 31, 2000.

The Company has never used securitization as a loan sale strategy. However, the whole-loan sale marketplace for non-conforming mortgage loans was impacted by changes that affected companies who previously used securitizations to sell loans. Excessive competition during 1998 and 1999 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool. The increased prepayment speeds experienced in the industry were greater than the assumptions previously used by many securitization issuers and led to an impairment of Asset values for several companies in the industry. Additionally, in September of 1998, due to the Russian crisis, and again in the fourth quarter of 1999, due to Y2K concerns, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many of these companies have experienced terminal liquidity problems. and others have diverted to whole loan sale strategies in order to generate cash. This shift has materially decreased the demand for and increased the supply of non-conforming mortgage loans in the secondary marketplace, which resulted in significantly lower premiums on non-conforming whole-loan mortgage sales beginning in the fourth quarter of 1998 and continuing throughout the first quarter 2000 when compared to earlier periods.

Furthermore, the loan sale premium percentage has decreased due to a decrease in the Weighted Average Coupon ("WAC") on the Company's loan originations, which was primarily the result a shift in the Company's origination profile to a higher credit grade customer. These premiums do not include loan origination fees collected by the Company at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

The Company defers recognizing income from the loan origination fees it receives at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans for the three month period ended March 31, 2000 was $1.7 million, compared to $1.9 million for the three month period ended March 31, 1999. The decrease is the result of a decrease in the volume of loans sold, which were generated by the Company's retail division. The Company's retail loan sales for the three month period ended March 31, 2000 comprised 33.4% of total loan sales, with average loan origination fee income earned of 4.72%, including conforming loans. Excluding conforming loans the average loan origination fee income earned was 5.23% for the three months ended March 31, 2000. For the three months ended March 31, 1999, the Company's retail loan sales were 46.1% of total loan sales with average origination fee income of 5.08%. Fees associated with selling loans were approximately 34 basis points for the three months ended March 31, 2000 compared to 16 basis points for the three months ended March 31, 1999.

The Company also defers recognition of the expense it incurs, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold. Average fees paid to mortgage brokers for the three months ended March 31, 2000 was 42 basis points compared to 21 basis points for the three months ended March 31, 1999.

Interest Income and Expense

The Company's net interest income is dependent on the difference, or "spread", between the interest income it receives from its loans and its cost of funds, consisting principally of the interest expense paid on the warehouse lines of credit, the Bank's deposit accounts and other borrowings.

Interest income for the three months ended March 31, 2000 was $1.6 million compared with $2.7 million for the same period ended in 1999. The decrease in interest income for the three months ended March 31, 2000 was due to a lower average balance of loans held for sale.

Interest expense for the three months ended March 31, 2000 was $1.1 million compared with $1.7 million for the three months ended March 31, 1999. The decrease in interest expense for the three months ended March 31, 2000, was the direct result of a decrease in the average balance of interest-bearing liabilities.

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

The following tables reflect the average yields earned and rates paid by the Company during the three month periods end March 31, 2000 and 1999. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)                                  March 31, 2000                          March 31, 1999
                                   ------------------------------------------------------------------------------
                                      Average                   Average       Average                    Average
                                      Balance     Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                   ------------------------------------------------------------------------------
Interest-earning assets:
     Loan receivable (1)              $52,506       $1,421         10.83%     $ 96,006       $2,585         10.77%
     Cash and other interest-
        Earning assets                 13,404          162          4.82         9,758          111          4.55
                                      -------       ------         -----      --------       ------         -----
                                       65,910        1,583          9.61%      105,764        2,696         10.20%
                                                    ------         -----                     ------         -----

Non-interest-earning assets:
     Allowance for loan losses         (1,288)                                  (2,839)
     Investment in IMC                      0                                      162
     Premises and equipment, net        6,031                                    5,626
     Other                             11,961                                   14,021
                                      -------                                 --------

     Total assets                     $82,614                                 $122,734
                                      =======                                 ========

Interest-bearing liabilities:
     Revolving warehouse lines        $ 7,662          123          6.45%     $ 60,617        1,065          7.03%
     FDIC - insured deposits           52,340          776          5.93        30,926          434          5.61
     Other interest-bearing
        Liabilities                     8,920          223          9.99         7,692          184          9.57
                                      -------       ------         -----      --------       ------         -----
                                       68,922        1,122          6.51%       99,235        1,683          6.78%
                                                    ------         -----      --------       ------         -----

Non-interest-bearing liabilities        2,254                                    4,971
                                      -------                                 --------

     Total liabilities                 71,176                                  104,206

Shareholders' equity                   11,438                                   18,528
                                      -------                                 --------

     Total liabilities and equity     $82,614                                 $122,734
                                      =======                                 ========

Average dollar difference between
    Interest-earning assets and
     interest-
    Bearing liabilities               $(3,013)                                $  6,529
                                      =======                                 ========

Net interest income                                 $  461                                   $1,013
                                                    ======                                   ======

Interest rate spread (2)                                            3.09%                                    3.42%
                                                                   =====                                    =====
Net annualized yield on average
    Interest-earning assets                                         2.80%                                    3.83%
                                                                   =====                                    =====

(1)  Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $0.6 million in net interest income for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was primarily the result of a decrease in the average balance on interest-earning assets.


($ In thousands)



                                               2000 Versus 1999

                                          Increase (Decrease) due to:
                                   Volume            Rate             Total
                              -------------     ------------     -------------
Interest-earning assets:
  Loan receivable                   $(1,177)            $ 13           $(1,164)
  Cash and other interest-               44                7                51
     earning assets           -------------     ------------     -------------
                                     (1,133)              20            (1,113)
                              -------------     ------------     -------------

Interest-bearing liabilities:
  Revolving warehouse lines            (857)             (85)             (942)
  FDIC-insured deposits                 316               26               342
  Other interest-                        30                9                39
     bearing liabilities      -------------     ------------     -------------
                                       (511)             (50)             (561)
                              -------------     ------------     -------------


Net interest income (expense)       $  (622)            $ 70           $  (552)
                              =============     ============     =============


Other Income

In addition to net interest income (expense), and gain on sale of loans, the Company derives income from origination fees earned on brokered loans generated by the Company's retail offices and other fees earned on the loans funded by the Company such as underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. For the three month period ended March 31, 2000, other income totaled $1.2 million compared to $2.3 million for the same period in 1999. The decrease was primarily the result of the decrease in brokered loan fees which was the result of a decrease in brokered loan volume. Brokered loan fees were $0.6 million for the three month period ended March 31, 2000, compared to $1.8 million for the three months ended March 31, 1999.

Comprehensive Loss

For the three month period ended March 31, 1999, the Company had other comprehensive losses of $0.03 million in the form of unrealized holding losses on securities held for sale. This loss related to a decrease in the market price of IMC Mortgage Company common stock. For the three months ended March 31, 2000 the Company did not have other comprehensive losses or income.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $1.7 million to $3.1 million for the three month period ended March 31, 2000 from 1999. The decrease was directly attributable to a decrease in the number of employees and lower commissions expense caused by the decrease in loan volume. Salary expense decreased by $0.9 million and payroll related benefits decreased by $0.5 million. The decrease was caused by a lower average number of employees, which was attributed to the Companies cost cutting initiative. For the three month period ended March 31, 1999 the average full time equivalent employee count was 292 compared to 499 for the three month period ended March 31, 1999. Commissions to loan officers decreased by $0.3 million due to lower loan volume.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as rent, postage, printing, general insurance, travel & entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the three month period ended March 31, 2000 decreased by $0.5 million to $1.8 million, compared to the three month period ended March 31, 1999. The decrease was the result of a reduction in retail loan origination offices, a decline in the Company employee count, and the Company's cost cutting initiative.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, and payment of fees to mortgage brokers, for services rendered on loan originations, and verification of mortgages. Loan production expenses for the three month period ended March 31, 2000 were $0.4 million compared to $0.6 million for the three month period ended March 31, 1999. The decrease was primarily the result of decreases in appraisal and credit report expenses, which resulted from lower loan volume. The Company also eliminated payments to outside consultants for research of customer leads due to the creation of the centralized advertising and marketing departments. The expenses for those leads were classified in loan production expenses for the three month period ended March 31, 1999.

Advertising Expense

The Company has a centralized telemarketing and advertising department in Virginia Beach Virginia. Advertising expenses are comprised of newspaper advertising, yellow page advertising, postage & printing associated with mailers, the purchase of telemarketing lists, and marketing supplies for trade shows. Advertising expenses for the three month period ended March 31, 2000 were $0.3 million compared to $0.4 million for the three month period ended March 31, 1999. The decrease was the result of the reduction in retail loan origination offices.

Provision for Loan Losses

The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the three months ended March 31, 2000 and the year ended December 31, 1999:

(In thousands)

                                                     2000         1999
                                                   -------      -------
Balance at beginning of year                       $ 1,382      $ 2,590
Provision charged to expense                             2        2,042
Loans charged off                                     (178)      (3,286)
Recoveries of loans previously charged off              21           36
                                                   -------      -------

Balance at end of Period                           $ 1,227      $ 1,382
                                                   =======      =======

Loans receivable at the end of period, gross       $41,049      $69,054
      of allowance for losses

Ratio of allowance for loan losses to gross           2.99%        2.00%
      loans receivable at the end of period


The Company added $2,000 during the three months ended March 31, 2000 to the allowance for loan losses, compared to an increase of $1.4 million for the three month period ended March 31, 1999. For the three months ended March 31, 2000 there was only a minimal amount added to the provision because there was a $28.0 million decrease in loans receivable and the composition of loans held for sale remained unchanged. For the three months ended March 31, 1999 there was a large increase in the provision as a result of changes in the secondary market environment for whole loan sales which changed the composition of loans held for sale. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off, are accounted for in the allowance for loan losses.

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

Provision for Foreclosed Property Losses

The Company increased its provision for foreclosed property losses by $53,000 for the the three months ended March 31, 2000, compared to an increase of $83,000 for the three months ended March 31, 1999.

Sales of real estate owned yielded net losses of $244,000 for the year ended March 31, 2000 versus $168,000 for the three months ended March 31, 1999.

The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for the three months ended March 31, 2000 and for the year ended December 1999:

(In thousands)

                                                                2000      1999
                                                              ------     ------
Balance at beginning of year                                  $  718     $  503
Provision charged to expense                                      53        863
Loss on sale of foreclosures                                    (244)      (648)
                                                              ------     ------

Balance at end of period                                      $  527     $  718
                                                              ======     ======

Real estate owned at the end of period, gross
      of allowance for losses                                 $2,224     $2,992

Ratio of allowance for foreclosed property losses
      to gross real estate owned at the end of period          23.69%     24.00%

The Company maintains a reserve on its real estate owned ("REO") based upon management's assessment of appraised values at the time of foreclosure. The increase in the provision for foreclosed property losses relates to losses on real estate owned sales for the three month periods ended March 31, 2000 and 1999. While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

Financial Condition at March 31, 2000 and December 31, 1999

Assets

The total assets of the Company were $72.1 million at March 31, 2000 compared to total assets of $98.6 million at December 31, 1999.

Cash and cash equivalents increased by $2.2 million to $12.9 million at March 31, 2000, from $10.7 million at December 31, 1999. The principal reason for the increase for the period ending March 31, 2000 was the receipt of proceeds from loan sales in the final week of March 2000. These proceeds were used to fund new loans in the first week of April 2000.

Net mortgage loans receivable decreased by $27.5 million to $39.3 million at March 31, 2000. The 41.1% decrease in 2000 is primarily due to the Company selling more loans than were originated in-house during the first quarter of 2000. The Company generally sells loans within sixty days of origination.

Real estate owned ("REO") decreased by $0.6 million to $1.7 million at March 31, 2000. The 25.4% decrease in REO resulted from the sale of $1.2 million in REO properties and additions of $0.3 million to REO during the three months ended March 31, 2000.

Investments increased by $0.2 million to $2.9 million at March 31, 2000. Investments consist primarily of an Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio and FHLB stock owned by the Bank. The 8.1% increase in investments in the first quarter of 2000 is primarily due to the purchase of shares of FHLB stock.

Premises and equipment decreased by $0.2 million to $5.9 million at March 31, 2000. The decrease is due to the depreciation of these assets for the first quarter of 2000.

Goodwill (net) decreased by $0.03 million to $1.1 million at March 31, 2000. The decrease is due to the amortization of the intangible asset for the first quarter of 2000.

Income tax receivable decreased by $1.0 million to $4.7 million at March 31, 2000. The 17.3% decrease represents a reclassification to the deferred tax asset based upon actual tax return filing.

The deferred tax asset increased by $0.5 million to $2.1 million at March 31, 2000. There was an increase in the deferred tax asset of $1.0 million due to the reclassification from the income tax receivable. This was offset by a $0.5 million decrease in deferred tax assets.

Other assets decreased by $0.2 million to $1.5 million at March 31, 2000. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets. The majority of the decrease was in accrued interest receivable, which was due to a lower average loans held for sale at March 31, 2000.

Liabilities

Outstanding balances for the Company's revolving warehouse loans decreased by $13.2 million to $4.3 million at March 31, 2000. The 75.5% decrease in the first quarter of 2000 was primarily attributable to the decrease in loans receivable.

The Company draws on its revolving warehouse lines of credit as needed to fund loan production. As of March 31, 2000, the Company had issued loan funding checks totaling $0.4 million which had not cleared the Company's checking account and for which the Company had not drawn funds from its warehouse lines. These checks cleared the Company's bank accounts in the first few business days of April 2000 and most were funded with cash on hand or new warehouse line draws.

The Bank's deposits totaled $45.7 million at March 31, 2000 compared to $55.3 million at December 31, 1999. Of the certificate accounts as of March 31, 2000, a total of $36.7 million was scheduled to mature in the twelve-month period ending March 31, 2001.

As of December 31, 1999 the Bank borrowed $4.6 million from the Federal Home Loan Bank (FHLB) to fund loan production. There were no borrowings at March 31, 2000.

Promissory notes and certificates of indebtedness totaled $5.0 million at March 31, 2000 compared to $5.1 million at December 31, 1999. The 1.5% decrease is primarily due to the redemption of maturing promissory notes and certificates. In the first quarter of 2000 and for the year of 1999 the Company was not soliciting new promissory notes or certificates of indebtedness. The Company has utilized promissory notes and certificates of indebtedness to help fund its operations since 1984, which are subordinated to the Company's warehouse lines of credit. Promissory notes outstanding carry terms of one to five years and interest rates between 8.00% and 10.25%, with a weighted-average rate of 9.75% at March 31, 2000. Certificates of indebtedness are uninsured deposits authorized for financial institutions like the Company, which have Virginia industrial loan association charters. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 8.92% at March 31, 2000.

Mortgage loans payable totaled $2.3 million at March 31, 2000 compared to $2.3 million at December 31, 1999. There was a minimal decrease in mortgage loans payable due to the normal principal reduction with payments made on the note payable.

Accrued and other liabilities decreased by $0.4 million to $2.0 million at March 31, 2000. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The 17.9% decrease is the result of various payments of year end accrued expenses.

Shareholders' Equity

Total shareholders' equity at March 31, 2000 was $11.2 million compared to $11.3 million at December 31, 1999. The $0.1 million decrease in 1999 was due to the $0.1 million loss for the three months ended March 31, 2000.

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

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to the Company's ability to continue to originate loans. The Company has historically operated, and expects to operate in the future on a negative cash flow basis from operations due to the fact that origination's normally exceed loan sales. However, for the three months ended March 31, 2000, the Company was provided cash from operating activities of $29.4 million, due to the fact that the Company sold a greater volume of loans than it funded during the period. The net cash provided by operating activities was primarily used to fund mortgage loan originations. For the three months ended March 31, 1999 the Company was provided cash from operating activities of $33.3 million.

The Company finances its operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the three months ended March 31, 2000, the Company paid down debt from financing activities of $27.6 million, due to the fact that the Company had repayments of debt in excess of borrowings, which was the result of loan sales exceeding loan origination's. For the three months ended March 31, 1999 the Company paid down debt from financing activities of $33.5 million.

The Company's borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on Company office buildings, FHLB advances, subordinated debt and loan proceeds payable) were 81.6% of assets at March 31, 2000 compared to 86.1% at December 31, 1999.

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

Bank Sources of Capital

The Bank's deposits totaled $45.7 million at March 31, 2000, compared to $55.3 million at December 31, 1999. The Bank currently utilizes funds from deposits and a $15 million line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans. The Company plans to increase the use of credit facilities and funding opportunities available to the Bank.

Warehouse and Other Credit Facilities

On November 10, 1999 the Company obtained a $20.0 million sub-prime line of credit from Regions Bank. The line is secured by loans originated by the Company and bears interest at a rate of 3.25% over the one-month LIBOR rate. The Company may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of March 31, 2000 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of March 31, 2000 the Company is in compliance with all financial covenants.

On November 10, 1999 the Company obtained a $20.0 million conforming loan line of credit from Regions Bank. The line is secured by loans originated by the Company and bears interest ranging from 2.25% to 2.75% over the one-month LIBOR rate based upon the monthly advance levels. The Company may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of March 31, 2000 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of March 31, 2000 the Company is in compliance with all financial covenants.

Effective on December 8, 1999, the Company obtained an amendment to their warehouse line of credit agreement with Chase Bank of Texas. Since the utilization of the credit line has been very low in 1999, the amendment reduced the size of the warehouse facility to $15.0 million, and all bank syndicate members other than Chase were released from the commitment. The line is secured by loans originated by the Company and bears interest at a rate of 1.75% over the one-month LIBOR rate. The Company may receive warehouse credit advances of 95% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. As of March 31, 2000, $4.3 million was outstanding under this facility. The line is scheduled to expire on June 7, 2000 and will not be renewed. The line of credit is subject to financial covenants for tangible net worth and a leverage ratio. As of March 31, 2000 the Company is in compliance with all financial covenants.

Other Capital Resources

Promissory notes and certificates of indebtedness have been a source of capital for the Company since current management acquired the Company in 1984. Promissory notes and certificates of indebtedness totaled $5.0 million at March 31, 2000 compared to $5.1 million at December 31, 1999. These borrowings are subordinated to the Company's warehouse lines of credit.

The Company had cash and cash equivalents of $12.9 million at March 31, 2000. The Company has sufficient resources to fund its current operations. Alternative sources for future liquidity and capital resource needs may include the issuance of debt or equity securities, increase in Saving Bank deposits and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, the terms and covenants associated with the alternative capital source. Management expects that the Company and the industry will continue to be challenged by a limited availability of capital, a reduction in premiums received on non-conforming mortgage loans sold in the secondary market compared to premiums realized in recent years, new competition and a rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels.
At present, the required ratio of liquid assets to and borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 1999 and the first quarter of 2000, the Bank maintained liquidity in excess of the required amount, and management anticipates that it will continue to do so.

Bank Regulatory Capital

At March 31, 2000, the Bank's book value under generally accepted accounting principles ("GAAP") was $7.3 million. OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and
(3) overall risk-based capital of 8.0% of total risk-weighted assets. As of March 31, 2000, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank's GAAP capital to regulatory capital:

                                                  Tangible       Core      Risk-Based
(In thousands)                                     Capital     Capital       Capital
GAAP capital                                        $7,321      $7,321         $7,321
Add:  unrealized loss on securities                     16          16             16
Nonallowable asset:  goodwill                          (98)        (98)           (98)
Additional capital item:  general allowance              -           -            339
                                                -------------------------------------
Regulatory capital - computed                        7,239       7,239          7,578
Minimum capital requirement                            857       1,715          3,580
                                                -------------------------------------
Excess regulatory capital                           $6,382      $5,524         $3,998
                                                =====================================

Ratios:
     Regulatory capital - computed                   12.67%      12.67%         16.93%
     Minimum capital requirement                      1.50%       4.00%          8.00%
                                                -------------------------------------
Excess regulatory capital                            11.17%       8.67%          8.93%
                                                =====================================

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

Hedging Activities

The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. Currently loans held for investment by the Bank are primarily composed of adjustable rate mortgages in order to minimize the Bank's interest rate risk exposure. However, excluding the Bank's loans held for investment the majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale, the Company in certain cases, may enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. If the value of an interest rate hedge position decreases in value, offsetting an increase in the value of the hedged loans, the Company, upon settlement with its counter-party, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans. Conversely, if the value of a hedge position increases, offsetting a decrease in the value of the hedged loans, the Company will receive the hedge gain in cash at settlement. The Company's management believes that its current hedging strategy using Treasury rate lock contracts is an effective way to manage interest rate risk on fixed rate loans prior to sale. The Company may in the future enter into similar transactions with government and quasi-government agency securities in relation to its origination and sale of conforming mortgage loans or similar forward loan sale commitments concerning non-conforming mortgages. Prior to entering into any type of hedge transaction or forward loan sale commitment, the Company performs an analysis of the loan associated with the transaction or commitment taking into account such factors as credit quality of the loans, interest rate and term of the loans, as well as current economic market trends, in order to determine the appropriate structure and/or size of a hedge transaction or loan sale commitment that will to limit the Company's exposure to interest rate risk. The Company had no hedge contracts or forward commitments outstanding at March 31, 2000. The Company has not entered into any hedge contracts since the fourth quarter of 1997. That commitment expired during the first quarter of 1998.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The majority of the loans originated by the Company are sold through the Company's loan sale strategies in an attempt to limit its exposure to interest rate risk in addition to generating cash revenues. The Company sold, during 1999 and the first three months of 2000 approximately 96.8% of the total loans originated and funded in-house during the year ended December 31, 1999. The Company expects to sell the majority of its loan originations during the same twelve-month period in which they are funded by the Company in future periods. Also, the Company sold, during the first three months in 2000, approximately 85.8% of loans originated and funded in-house during January and February 2000. As a result, loans are held on average for less than 12 months in the Company's portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at March 31, 2000, as anticipated, and is expected to remain negative in future periods. The Company has no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that the Company sells the majority of its loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

The Company's one-year gap was a negative 22.00% of total assets at March 31, 2000, as illustrated in the following table:

                                                         One Year           Two             Three to          More Than Four
            Description                  Total           Or Less           Years           Four Years             Years


Interest earning assets:
Loans receivable (1)                       $40,543         $ 11,972         $    993           $  2,305              $25,273
Cash and other
    Interest-earning assets                 15,037           15,037
                                   ---------------    -------------    -------------    ---------------      ---------------
                                            55,580         $ 27,009         $    993           $  2,305              $25,273
                                                      =============    =============    ===============      ===============

Allowance for loan losses                   (1,288)
Investment in IMC                                0
Premises and equipment, net                  6,031
Other                                       11,773
                                   ---------------

Total assets                               $72,096
                                   ===============


Interest-bearing liabilities:
Revolving warehouse lines                  $ 4,275            4,275
FDIC - insured deposits                     45,715           36,704            5,941              3,070                    0
Other interest-bearing                       7,516            1,893              566              1,681                3,376
      Liabilities
                                   ---------------    -------------    -------------    ---------------      ---------------
                                            57,506         $ 42,872         $  6,507           $  4,751              $ 3,376
                                                      =============    =============    ===============      ===============


Non-interest-bearing liabilities             3,352
                                   ---------------
Total liabilities                           60,858
Shareholders' equity                        11,238
                                   ---------------

Total liabilities and equity               $72,096
                                   ===============


Maturity/repricing gap                                     $(15,863)        $ (5,514)          $ (2,446)             $21,897
                                                      =============    =============    ===============      ===============

Cumulative gap                                             $(15,863)        $(21,377)          $(23,823)             $(1,926)
                                                      =============    =============    ===============      ===============


As percent of total assets                                   (22.00)          (29.65)            (33.04)               (2.67)

Ratio of cumulative interest                                   0.63             0.57               0.56                 0.97
 earning
   Assets to cumulative interest
    earning
    Liabilities
============================================================================================================================

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of the Company's market risks are the gap table on page 29. The gap table shows that the Company's one-year gap was a negative 22.00% of total assets at March 31, 2000. The Company originates fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of March 31, 2000, 62.3% of the principal on the loans was expected to be received more than four years from that date. However, the Company's activities are financed with short-term loans and credit lines, 74.5% of which reprice within one year of March 31, 2000. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate loans that it originates. If the Company's ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, the Company could be subject to substantial interest rate risk.

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

Asset Quality

The following table summarizes all of the Company's delinquent loans at March 31, 2000 and December 31, 1999:

(in thousands)

                                                          2000          1999
                                                       -------      --------

Delinquent 31 to 60 days                               $ 1,062       $   864
Delinquent 61 to 90 days                                   796           264
Delinquent 91 to 120 days                                   65           513
Delinquent 121 days or more                              1,415         1,466
                                                       -------      --------

Total delinquent loans (1)                             $ 3,338       $ 3,106
                                                       =======      ========

Total loans receivable outstanding, gross              $41,049       $69,054
                                                       =======      ========

Delinquent loans as a percentage of
  Total loans outstanding:
Delinquent 31 to 60 days                                  2.59%         1.25%
Delinquent 61 to 90 days                                  1.94          0.39
Delinquent 91 to 120 days                                  .16          0.74
Delinquent 121 days or more                               3.44          2.12
                                                       -------      --------

Total delinquent loans as a percentage
   of total loans outstanding                             8.13%         4.50%
                                                       =======      ========

_____________
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 31 days or more past due. Interest on loans held for investment by the Bank is accrued until the loans become 90 days or more past due. Non-accrual loans were $2.3 million and $2.2 million at March 31, 2000 and December 31, 1999 respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $23,000 and $235,000 for the three months ended March 31, 2000 and the year ended December 31, 1999, respectively. The amount of interest income on the non-accrual loans, that was included in net income for the three months ended March 31, 2000 and the twelve months ended December 31, 1999 was $6,000 and $109,000, respectively.

Loans delinquent 31 days or more as a percentage of total loans outstanding increased to 8.13% at March 31, 2000 from 4.50% at December 31, 1999.

At March 31, 2000 and December 31, 1999 the recorded investment in loans for which impairment has been determined in accordance with SFAS 114 totaled $1.5 million and $2.0 million, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2000 and the year ended December 31, 1999 was approximately $2.0 million and $3.5 million respectively.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K -

         (a)  Exhibits:
              27 Financial Data Schedule

         (b)  Reports on Form 8-K:
              No reports on Form 8-K have been filed during the three (3) months ending March 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2000                     APPROVED FINANCIAL CORP.
     -------------------

                                        By:   /s/ Allen D. Wykle
                                           -------------------------------
                                              Allen D. Wykle,
                                                  Chairman, President, and
                                                  Chief Executive Officer


                                        By:   /s/ Eric S. Yeakel
                                           -------------------------------
                                              Eric S. Yeakel,
                                                  Its Treasurer and Chief
                                                  Financial Officer