Form 10-Q
period 2000-06-30
APPROVED FINANCIAL CORP
filed 2000-08-15
CIK 1053924

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q



 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
---   1934 for the quarterly period ended June 30, 2000.

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934.

                        Commission File Number 000-23775

                            Approved Financial Corp.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Virginia                                52-0792752
---------------------------------   ---------------------------------------
(State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
   Incorporation or Organization)


      1716 Corporate Landing Parkway, Virginia Beach, Virginia      23454
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
                                        ----    ----

The number of shares outstanding of the registrant's $1.00 par value common stock, as of August 1, 2000: 5,482,114 shares

                            APPROVED FINANCIAL CORP.

INDEX

PART I.  FINANCIAL INFORMATION                                Page
Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         June 30, 2000 and December 31, 1999                     1

         Consolidated Statements of Loss and Comprehensive
         Loss for the three months ended June 30, 2000           2
         and 1999.

         Consolidated Statements of Loss and Comprehensive
         Loss for the six months ended June 30, 2000
         and 1999.                                               3

         Consolidated Statements of Cash Flows for
         the six months ended June 30, 2000
         and 1999.                                               4

         Notes to Consolidated Financial Statements              6

         Consolidating Balance Sheet as of June 30, 2000        10

         Consolidating Statement of Loss for the
         three months ended June 30, 2000                       11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          12

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                            29

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                      33
Item 2.  Changes in Securities                                  33
Item 3.  Defaults Upon Senior Securities                        33
Item 4.  Submission of Matters to a Vote of Security Holders    33
Item 5.  Other Information                                      33
Item 6.  Exhibits and Reports on Form 8-K                       33


                       PART I .    FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2000 and December 31, 1999
(Dollars in thousands, except per share amounts)


       ASSETS                                       (Unaudited)         1999
                                                        2000
                                                     -----------      ---------

 Cash                                                  $ 9,100          $10,656
 Mortgage loans held for sale, net                      37,053           66,771
 Real estate owned, net                                  1,486            2,274
 Investments                                             2,882            2,640
 Income taxes receivable                                 1,265            5,644
 Deferred tax asset                                      1,695            1,676
 Premises and equipment, net                             5,719            6,086
 Goodwill, net                                           1,051            1,120
 Other assets                                            1,404            1,733
                                                     ---------      -----------

  Total assets                                         $61,655          $98,600
                                                     =========      ===========

LIABILITIES AND EQUITY

Liabilities:
 Revolving warehouse loan                              $   121          $17,465
 FHLB bank advances                                          -            4,648
 Mortgage notes payable                                  2,298            2,341
 Notes payable-related parties                           2,897            2,993
 Certificates of indebtedness                            2,000            2,087
 Certificates of deposits                               40,534           55,339
 FDIC - insured money market account                     1,676                -
 Accrued and other liabilities                           1,674            2,428
                                                     ---------      -----------

 Total liabilities                                      51,200           87,301
                                                     ---------      -----------

Shareholders' equity:
 Preferred stock series A, $10 par value;                    1                1
   Noncumulative, voting:
     Authorized shares - 100
     Issued and outstanding shares - 90
 Common stock, par value - $1.00                         5,482            5,482
     Authorized shares - 40,000,000
     Issued and outstanding shares - 5,482,114
  Accumulated other comprehensive loss                     (22)             (16)
  Additional capital                                       552              552
  Retained earnings                                      4,442            5,280
                                                     ---------      -----------

  Total equity                                          10,455           11,299
                                                     ---------      -----------

    Total liabilities and equity                       $61,655          $98,600
                                                     =========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENT OF LOSS AND COMPREHENSIVE LOSS for the three months ended June 30, 2000 and 1999
(In thousands, except per share amounts)
(Unaudited)


                                                                               2000         1999
                                                                              ------      --------
Revenue:
     Gain on sale of loans                                                   $ 2,502       $ 3,127
     Interest income                                                           1,317         1,943
     Other fees and income                                                     1,197         2,106
                                                                              ------      --------
                                                                               5,016         7,176
                                                                              ------      --------

Expenses:
     Compensation and related                                                  3,089         4,559
     General and administrative                                                1,534         2,512
     Advertising expense                                                         318           496
     Loan production expense                                                     274           472
     Interest expense                                                            959         1,212
     Provision for loan and foreclosed property losses                            92            43
                                                                              ------      --------
                                                                               6,266         9,294
                                                                              ------      --------

          Loss before income taxes                                            (1,250)       (2,118)

Benefit from income taxes                                                       (472)         (808)
                                                                              ------      ---------

          Net loss                                                              (778)       (1,310)

Other comprehensive loss, net of tax:
  Unrealized losses on securities:
    Unrealized holding loss arising during period                                 (6)          (23)
                                                                              ------      --------

Comprehensive loss                                                            $ (784)      $(1,333)
                                                                              ======      ========

Net loss per share:
          Basic and Diluted                                                   $(0.14)       $(0.24)
                                                                              ======      ========

Weighted average number of shares outstanding:

          Basic and Diluted                                                    5,482         5,482
                                                                              ======      ========





The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS for the six months ended June 30, 2000 and 1999
(In thousands, except per share amounts)
(Unaudited)

                                                                2000         1999
                                                             -------      -------
Revenue:
     Gain on sale of loans                                   $ 6,428      $ 7,523
     Interest income                                           2,901        4,639
     Other fees and income                                     2,399        4,398
                                                             -------      -------
                                                              11,728       16,560
                                                             -------      -------

Expenses:
     Compensation and related                                  6,222        9,390
     General and administrative                                3,326        4,851
     Advertising expense                                         655          859
     Loan production expense                                     640        1,027
     Interest expense                                          2,081        2,895
     Provision for loan and foreclosed property losses           147        1,490
                                                             -------      -------
                                                              13,071       20,512
                                                             -------      -------

          Loss before income taxes                            (1,343)      (3,952)

Benefit from income taxes                                       (505)      (1,407)
                                                             -------      -------

          Net loss                                              (838)      (2,545)

Other comprehensive loss, net of tax:
  Unrealized losses on securities:
    Unrealized holding loss arising during period                 (6)         (56)
                                                             -------      -------

Comprehensive loss                                           $  (844)     $(2,601)
                                                             =======      =======

Net loss per share:
          Basic and Diluted                                   $(0.15)      $(0.46)
                                                             =======      =======

Weighted average number of shares outstanding:

          Basic and Diluted                                    5,482        5,482
                                                             =======      =======





The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2000 and 1999
(In thousands)
(Unaudited)


                                                                 2000           1999
                                                              ---------      ---------

Operating activities
     Net loss                                                 $    (838)      $  (2,545)
     Adjustments to reconcile net loss
        to net cash provided by operating activities:
          Depreciation of premises and equipment                    382             442
          Amortization of goodwill                                   69             235
          Provision (recoveries) for loan losses                    (44)          1,080
          Provision for losses on real estate owned                 191             410
          Loss on sale of ARM Portfolio shares                        -               8
          Deferred tax expense (benefit)                            (19)          2,277
          Gain on sale of loans                                  (6,428)         (7,523)
          Proceeds from sale and prepayments of loans           159,037         154,139
          Originations of loans held for sale, net             (123,518)       (106,899)
          Changes in assets and liabilities:
            Loan sale receivable                                      3              (2)
            Other assets                                            328           1,308
            Accrued and other liabilities                          (753)           (618)
            Income tax payable                                    4,379          (1,464)
            Loan proceeds payable                                     -          (2,294)
                                                              ---------      ----------

Net cash provided by operating activities                        32,789          38,554


Cash flows from investing activities:
     Purchase of securities                                           -            (125)
     Sales of securities                                            115               -
     Sales of ARM fund shares                                         -           4,692
     Purchase of premises and equipment                             (94)         (1,112)
     Sales of premises and equipment                                 75           1,328
     Sales of real estate owned                                   1,361           1,172
     Real estate owned capital improvements                         (93)           (321)
     Purchases of ARM fund shares                                   (65)         (3,566)
     Purchases of FHLB stock                                       (297)           (146)
                                                              ---------      ----------

Net cash provided by investing activities                         1,002           1,922

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued for the six months ended June 30, 2000 and 1999
(In thousands)
(Unaudited)


                                                          2000            1999
                                                      --------      ----------

Cash flows from financing activities:
     Borrowings - warehouse                           $ 29,111       $ 107,455
     Repayments of borrowings - warehouse              (46,454)       (148,166)
     Borrowings (repayments) of FHLB advances           (4,648)          1,000
     Principal payments on mortgage notes payable          (43)           (864)
     Net increase (decrease) in:
       Notes payable                                       (96)             52
       Certificates of indebtedness                        (88)            (49)
       Certificates of deposit                         (14,805)              -
       FDIC - insured money market account               1,676             298
                                                      --------      ----------

Net cash used in financing activities                  (35,347)        (40,274)
                                                      --------      ----------

Net (decrease) increase in cash                         (1,556)            202

Cash at beginning of period                             10,656           6,269
                                                      --------      ----------

       Cash at end of period                          $  9,100       $   6,471
                                                      ========      ==========


Supplemental cash flow information:
     Cash paid for interest                           $  1,964       $   3,103

Supplemental non-cash information:
     Loan balances transferred to real estate owned   $    838       $   1,975



The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the six months ended June 30, 2000 and 1999

Note 1.    Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with borrowers ("retail" and "direct"). Approved has two wholly owned subsidiaries through which it originates residential mortgages: Approved Federal Savings Bank (the "Bank"), a federally chartered thrift institution with broker operations in seven states and nine retail offices as of June 30, 2000; and Approved Residential Mortgage, Inc. ("ARMI") with one retail location at June 30, 2000. Approved has a third wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offers other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the six months ended June 30, 2000 and 1999

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Loan losses are charged against the allowance when management believes it is unlikely that the loan is collectable.

Origination fees: Net origination fees are recognized over the life of the loan or upon the sale of the loan, if earlier.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the six months ended June 30, 2000 and 1999

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

Income recognition: Gains on the sale of mortgage loans, representing the difference between the sales price and the net carrying value of the loans, are recognized when mortgage loans are sold and delivered to investors.

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

Comprehensive income: The Company classifies items of other comprehensive income
(loss) by their nature in a financial statement and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. The only item the Company has in Comprehensive Income (Loss) for the three and six month periods ended June 30, 2000 and 1999, is an unrealized holding loss on securities, net of deferred taxes.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the six months ended June 30, 2000 and 1999

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

Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101B, must be adopted no later than the fourth calendar quarter of the year 2000. Adoption of SAB101 is not expected to have any material impact on the recognition, presentation, and disclosure of revenue.

Note 2.  Transfer of Assets

On April 1, 2000 the Company, as part of its expense reduction initiatives, transferred all assets of MOFC d/b/a ConsumerOne Financial ("ConsumerOne"), a wholly owned subsidiary of Approved, to Approved Federal Savings Bank, also a wholly owned subsidiary of Approved. The sole ConsumerOne retail office operating in Michigan, now operates as a retail office of Approved Federal Savings Bank. This transfer of assets eliminated the expense of maintaining separate licenses for ConsumerOne.

Approved Financial Corp.
Consolidating Balance Sheet
June 30, 2000
(dollars in thousands)

                                                                         Approved        Approved        Approved       Approved
                                                                         Financial      Residential       Federal       Financial
             ASSETS              Consolidated        Eliminations          Corp.          Mortgage      Savings Bank    Solutions

                                -------------------------------------------------------------------------------------------------

     Cash                              $ 9,100         $      0            $ 5,172         $   232           $ 3,625         $ 71
     Mortgage loans held for            37,053                0              9,056              54            27,943            0
      sale, net
     Real estate owned, net              1,486                0                215           1,271                 0            0
     Investments                         2,882           (5,399)             5,524               0             2,757            0
     Income taxes receivable             1,265           (2,711)             3,964               0                 0           12
     Deferred tax asset                  1,695                0                222             239             1,234            0
     Premises and equipment, net         5,719                0              4,762             101               856            0
     Goodwill, net                       1,051                0                469               0               582            0
     Due from affiliates                     0          (27,046)             7,464              37            19,482           63
     Other assets                        1,404                0                721              95               586            2
                                -------------------------------------------------------------------------------------------------

Total assets                           $61,655         $(35,156)           $37,569         $ 2,029           $57,065         $148
                                =================================================================================================

LIABILITIES AND EQUITY

Liabilities:
     Revolving warehouse loan          $   121         $      0            $   121         $     0           $     0         $  0
     FHLB bank advances                      0                0                  0               0                 0            0
     Mortgage payable                    2,298                0              2,298               0                 0            0
     Notes payable-related               2,897                0              2,897               0                 0            0
      parties
     Certificates of                     2,000                0              2,000               0                 0            0
      indebtedness
     Certificates of deposits           40,534                0                  0               0            40,534            0
     FDIC - insured money market         1,676                0                  0               0             1,676            0
     Due to affiliates                       0          (27,046)            19,129           2,580             5,216          121
     Loan proceeds payable                   0                0                  0               0                 0            0
     Accrued and other                   1,674                0                669             330               675            0
      liabilities
     Income taxes payable                    0           (2,711)                 0           2,711                 0            0
                                -------------------------------------------------------------------------------------------------

       Total liabilities                51,200          (29,757)            27,114           5,621            48,101          121
                                -------------------------------------------------------------------------------------------------

Shareholder's equity:
   Preferred stock-series A                  1                0                  1               0                 0            0
   Common stock                          5,482             (299)             5,482             250                33           16
   Unrealized loss on securities           (22)              30                (22)              0               (30)           0
   Additional paid in capital              552           (6,838)               552             493             6,345            0
   Retained earnings (deficit)           4,442            1,708              4,442          (4,335)            2,616           11
                                -------------------------------------------------------------------------------------------------

       Total equity                     10,455           (5,399)            10,455          (3,592)            8,964           27
                                -------------------------------------------------------------------------------------------------

          Total liabilities and        $61,655         $(35,156)           $37,569         $ 2,029           $57,065         $148
           equity
                                =================================================================================================

Approved Financial Corp.
Consolidating Statement of Income (Loss)
For the six months ended June 30, 2000
(dollars in thousands)


                                                                  Approved           Approved          Approved           Approved
                                                                  Financial         Residential         Federal           Financial
                                Consolidated     Eliminations       Corp.            Mortgage         Savings Bank        Solutions
                            --------------------------------------------------------------------------------------------------------

Revenue:
     Gain on sale of loans         $ 6,428                0           $  (465)             $ 436            $ 6,457            $ 0
     Interest income                 2,901                0               373               (588)             3,115              1
     Other fees and income           2,399                0                 3                297              2,013             86
                            ------------------------------------------------------------------------------------------------------

                                    11,728                0               (89)               145             11,585             87

Expenses:
     Compensation and              $ 6,222                0           $ 1,711              $ 324            $ 4,102             85
      related
     General and                     3,326                0               270                138              2,909              9
      administrative
     Advertising expense               655                0               (19)                36                638              0
     Loan production expense           640                0               (52)               186                506              0
     Interest expense                2,081                0               544                  0              1,537              0
     Provision for loan/REO            147                0               336               (241)                52              0
      losses
                            ------------------------------------------------------------------------------------------------------

                                    13,071                0             2,790                443              9,744             94

Income (loss) before income         (1,343)               0            (2,879)              (298)             1,841             (7)
 taxes

Provision for income taxes            (505)               0            (1,103)              (115)               716             (3)
                            ------------------------------------------------------------------------------------------------------

Net income (loss)                  $  (838)               0           $(1,776)             $(183)           $ 1,125            $(4)
                            ======================================================================================================

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General

The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for the three and six month periods ended June 30, 2000 and 1999 and its consolidated financial position at June 30, 2000 and December 31, 1999. The discussion includes some forward-looking statements involving estimates and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors such as reduced demand for the Company's loan products, competitive forces, availability of adequate capital funding, loan delinquency, default and loss rates, general economic environment, market forces affecting the value of the loans originated by the Company and the price of the Company's common stock. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's 1999 audited financial statements.

Results of Operations for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999.

Net Loss

The Company's net loss decreased by 41% and 67% for the three and six months ended June 30, 2000 was $0.8 million and $0.8 million compared to a net loss of $1.3 and $2.5 million for the three and six month periods ended June 30, 1999. On a per share basis, the net loss for the three and six month periods ended June 30, 2000 was $0.14 and $0.15 compared to a net loss of $0.24 and $0.46 for the three and six month periods ended June 30, 1999.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for the Company's broker and retail divisions for the three and six months ended June 30, 2000 and 1999. During the second quarter of 1999, the Company initiated in-house funding of conforming and government mortgages originated by the retail division. Additionally, the retail branches originate mortgages that are funded through other lenders ("Brokered loans"). Brokered loans consist primarily of non-conforming mortgages that do not meet the Company's underwriting criteria and conforming loans.

                                                                     Three Months                       Six Months
(dollars in thousands)                                                  Ended                              Ended
                                                                       June 30,                           June 30,
                                                                2000              1999            2000            1999

                                                               --------------------------     ---------------------------

Dollar Volume of Loans Originated:
          Broker                                               $29,840           $31,585        $69,984          $57,310
          Retail - funded through other lenders                 13,317            42,352         26,974           88,856
          Retail - funded in-house non-conforming               12,702            17,065         30,994           42,100
          Retail - funded in-house conforming and government    11,998             7,451         22,524            7,451
                                                               --------------------------     ---------------------------

          Total                                                $67,857           $98,453       $150,476         $195,717
                                                               ==========================     ===========================

Number of Loans Originated:
          Broker                                                   420               519            960              927
          Retail - funded through other lenders                    208               497            386            1,042
          Retail - funded in-house non-conforming                  199               268            459              645
          Retail - funded in-house conforming and government       123                79            215               79
                                                               --------------------------     ---------------------------

          Total                                                    950             1,363          2,020            2,693
                                                               ==========================     ===========================


The dollar volume of loans, originated during the three and six months ended June 30, 2000, decreased 54.9% and 49.7% when compared to the same period in 1999. The decrease was primarily the result of increased pricing competition in the non-conforming mortgage area and a decrease in the number of retail loan origination centers from 16 at June 30, 1999 to 10 at June 30, 2000.

The 37.5% decrease in retail loan origination centers resulted in a 43.1% and 41.8% decrease in the Company's retail loan volume for the three and six month periods ending June 30, 2000 when compared to the same period in 1999. Brokered loans generated by the retail division were $13.3 and $27.0 million during the three and six month periods ended June 30, 2000 which was a 68.6% and 69.6% decrease compared to $42.4 and $88.9 million during the same period in 1999.
The decrease was the result of a company initiative to close more in-house loans.

The volume of loans originated through broker referrals from the Company's network of mortgage brokers increased 22.1% to $70.0 million for the six month period ended June 30, 2000, compared to $57.3 million for the six month period ended June 30, 1999. The increase was the result of a decrease in the number of non-conforming mortgage lenders using broker referrals. The decrease for the three months ended June 30, 2000 was primarily the result of increased pricing competition in the non-conforming mortgage area. Average fees paid to mortgage brokers for the three and six month periods ended June 30, 2000 were 43 basis points compared to 37 and 31 basis points for the three and six months ended June 30, 1999.

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

Non-conforming loan sales totaled $42.4 and $126.6 million for the three and six month periods ended June 30, 2000, compared to $55.1 and $136.9 million for the same period in 1999.

Conforming and government loan sales were $12.8 million and $23.5 million for the three and six month periods ended June 30, 2000, compared to $5.5 million and $5.5 million for the three and six month periods ended June 30, 1999. The Company began originating conforming loans in May 1999.

The combined gain on the sale of loans was $2.5 and $6.4 million for the three and six month periods ended June 30, 2000, which compares with $3.2 and $7.5 million for the same period in 1999. The decrease for the three and six month periods ended June 30, 2000, was primarily the result of fewer loans being sold when compared to the same period ended June 30, 1999. Gain on the sale of mortgage loans represented 49.9% and 54.8% of total revenue for the three and six months ended June 30, 2000, compared to 43.6% and 45.4% of total revenue for the same period in 1999. This was primarily a result of the Company's initiative to decrease Brokered loans, revenues from which are reported in other income, and to increase the percentage of retail loan originations funded in-house, revenues from which are reported in gain on sale of loans.

The weighted-average premium, realized by the Company on its non-conforming loan sales was 3.13% and 2.92%, during the three and six month periods ended June 30, 2000, compared to 3.07% and 3.14% for the same period in 1999. The weighted-average premium realized by the Company on its conforming and government loans sales was 1.33% and 1.15% during the three and six month periods ended June 30, 2000, compared to 2.01% for the three and six month periods ended June 30, 1999.

The Company has never used securitization as a loan sale strategy. However, the whole-loan sale marketplace for non-conforming mortgage loans was impacted by changes that affected companies who previously used this loan sale strategy. Excessive competition during 1998 and 1999 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool and an assumption for loan losses. The increased prepayment speeds as well as the magnitude of loan losses experienced in the industry were greater than the assumptions previously used by many securitization issuers and resulted in an impairment or write down of Asset values for several companies in the industry. Additionally, in September of 1998, due to the Russian crisis, and again in the fourth quarter of 1999, due to Y2K concerns, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many of these companies have experienced terminal liquidity problems. and others have diverted to whole loan sale strategies in order to generate cash. This shift has materially decreased the demand for and increased the supply of non-conforming mortgage loans in the secondary marketplace, which resulted in significantly lower premiums on non-conforming whole-loan mortgage sales beginning in the fourth quarter of 1998 and continuing throughout the second quarter 2000 when compared to earlier periods.

Furthermore, the loan sale premium percentage has decreased due to a decrease in the Weighted Average Coupon ("WAC") on the Company's loan originations, which was primarily the result of a shift in the Company's origination profile to a higher credit grade customer. These premiums do not include loan origination fees collected by the Company at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

The Company defers recognizing income from the loan origination fees it receives at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans for the three and six month periods ended June 30, 2000 was $1.1 and $2.8 million, compared to $1.4 and $3.3 million for the three and six month periods ended June 30, 1999. The decrease is the result of a decrease in the volume of loans sold, which were generated by the Company's retail division. The Company's non-conforming retail loan sales for the three and six month periods ended June 30, 2000 comprised 35.3% and 33.9% of total non-conforming loan sales, with average loan origination fee income earned of 4.50% and 4.85%. For the three and six months ended June 30, 1999, the Company's non-conforming retail loan sales were 50.1% and 51.0% of total non-conforming loan sales with average origination fee income of 4.44% and 4.50%. Average origination fee income from conforming and government loans was 3.09% and 3.12% for the three and six months ended June 30, 2000 compared to 2.54% for the three and six months ended June 30, 1999. Fees associated with selling loans were approximately 12 and 20 basis points for the three and six months ended June 30, 2000 compared to six and 12 basis points for the three and six months ended June 30, 1999.

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

Interest income for the three and six months ended June 30, 2000 was $1.3 and $2.9 million compared with $1.9 and $4.6 million for the same period ended in 1999. The decrease in interest income for the three and six months ended June 30, 2000 was due to a lower average balance of loans held for sale.

Interest expense for the three and six months ended June 30, 2000 was $0.9 and $2.1 million compared with $1.2 and $2.9 million for the three and six months ended June 30, 1999. The decrease in interest expense for the three and six months ended June 30, 2000, was the direct result of a decrease in the average balance of interest-bearing liabilities.

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

The following tables reflect the average yields earned and rates paid by the Company during the six month periods ended June 30, 2000 and 1999. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)                                  June 30, 2000                            June 30, 1999
                                   ------------------------------------------------------------------------------
                                      Average                   Average       Average                    Average
                                      Balance     Interest    Yield/Rate      Balance     Interest     Yield/Rate
                                   ------------------------------------------------------------------------------
Interest-earning assets:
     Loan receivable (1)              $46,820       $2,548         10.88%     $ 83,181       $4,433         10.66%
     Cash and other interest-          14,400          353          4.90         8,578          206          4.80
                                      -------       ------         ------     --------       ------         ------
         earning assets

                                       61,220        2,901          9.48%       91,759        4,639         10.11%
                                                    ------         ------                    ------         ------

Non-interest-earning assets:
     Allowance for loan losses         (1,315)                                  (3,178)
     Investment in IMC                      0                                      114
     Premises and equipment, net        5,934                                    5,271
     Other                             10,424                                   13,732
                                      -------                                 --------

     Total assets                     $76,263                                 $107,698
                                      =======                                 ========


Interest-bearing liabilities:
     Revolving warehouse lines        $ 6,113          212          6.94%     $ 47,301        1,676          7.09%
     FDIC - insured deposits           48,449        1,439          5.94        30,716          861          5.61
     Other interest-bearing             8,596          430         10.01         7,557          358          9.47
         liabilities
                                      -------      -------       -------       --------      ------        ------
                                       63,158        2,081          6.59%       85,574        2,895          6.77%
                                                    ------         -----                     ------         -----

Non-interest-bearing liabilities        2,160                                    4,451
                                      -------                                 --------

     Total liabilities                 65,318                                   90,025

Shareholders' equity                   10,945                                   17,673
                                      -------                                 --------

     Total liabilities and equity     $76,263                                 $107,698
                                      =======                                 ========

Average dollar difference between
    Interest-earning assets and
     interest-bearing liabilities     $(1,938)                                $  6,185
                                      =======                                 ========

Net interest income                                 $  820                                   $1,744
                                                    ======                                   ======

Interest rate spread (2)                                            2.89%                                    3.34%
                                                                    =====                                    =====

Net annualized yield on average
    Interest-earning assets                                  2.68%                                           3.80%
                                                             =====                                           =====

(1)  Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, and for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $0.9 million in net interest income for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was primarily the result of a decrease in the average balance on interest-earning assets.

($ In thousands)



                                        2000 Versus 1999                          1999 Versus 1998
                                   Increase (Decrease) due to:               Increase (Decrease) due to:
                               Volume            Rate       Total       Volume        Rate        Total
                              ---------     ------------  ---------    ---------   ---------     -------
Interest-earning assets:
  Loans receivable             $(1,980)         $ 94      $(1,886)       $ 226     $  (824)      $(598)
  Cash and other interest-         143             4          147          199        (216)        (17)
      earning assets          --------       -------     --------      -------     -------     -------
                                (1,837)           98       (1,739)         425      (1,040)       (615)
                              --------        ------     --------       ------     -------     -------

Interest-bearing liabilities:
  Revolving warehouse lines     (1,429)          (35)      (1,464)        (279)        (23)       (302)
  FDIC-insured deposits            524            53          577          310         (34)        276
  Other interest-                   51            21           72         (180)         17        (163)
     bearing liabilities      --------        ------     --------       ------     -------      ------

                                  (854)           39         (815)        (149)         40        (189)
                              --------        ------     --------      -------     -------     -------


Net interest income (expense)  $  (983)         $ 59      $  (924)       $ 574     $(1,000)      $(426)
                               =======        ======      =======      =======     =======      ======


Other Income

In addition to net interest income (expense), and gain on sale of loans, the Company derives income from origination fees earned on Brokered loans generated by the Company's retail offices and other fees earned on the loans funded by the Company such as underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. Revenues associated with the financial products marketed by Approved Financial Solutions, while not material during the first six months of 2000, are also recorded in other income. For the three and six month periods ended June 30, 2000, other income totaled $1.2 and $2.4 million compared to $2.1 and $4.4 million for the same period in 1999. The decrease was primarily the result of the decrease in brokered loan fees which was the result of a decrease in brokered loan volume. Brokered loan fees were $0.7 and $1.4 million for the three and six month period ended June 30, 2000, compared to $1.7 and $3.2 million for the three and six months ended June 30, 1999.

Comprehensive Loss

For the three and six months ended June 30, 2000 the Company had other comprehensive losses of $6,000 and $6,000 in the form of unrealized holding losses on an Asset Management Fund investement. For the three and six month periods ended June 30, 1999, the Company had other comprehensive losses of $23,000 and $56,000 million in the form of unrealized holding losses on securities held for sale. This loss related to a decrease in the market price of IMC Mortgage Company common stock.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $1.5 and $3.2 million to $3.1 and $6.2 million for the three and six month periods ended June 30, 2000 from 1999. The decrease was directly attributable to a decrease in the number of employees and lower commissions expense caused by the decrease in loan volume. For the three and six month periods ended June 30, 2000, salary expense decreased by $1.0 million and $1.9 million when compared to the same periods ended 1999. Also the payroll and related benefits decreased by $0.2 million and $0.7 million for the three and six month periods ended June 30, 2000 when compared to the same periods in 1999. The decrease was caused by a lower average number of employees, which was attributed to the Companies cost cutting initiative. For the three and six month period ended June 30, 2000, the average full time equivalent employee count was 249 and 266 compared to 427 and 470 for the three and six month periods ended June 30, 1999. For the three and six month periods ended June 30, 2000 the commissions to loan officers decreased by $0.3 million and $0.6 million when compared to the same periods ended June 30, 1999. The decrease was primarily due to lower loan volume.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as rent, postage, printing, general insurance, travel & entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the three and six month periods ended June 30, 2000 decreased by $1.0 and $1.5 million to $1.5 and $3.3 million, compared to the three and six month periods ended June 30, 1999. The decrease was the result of a reduction in retail loan origination offices, a decline in the Company employee count, and the Company's cost cutting initiative.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, and payment of fees to mortgage brokers, for services rendered on loan originations, and verification of mortgages. Loan production expenses for the three and six month periods ended June 30, 2000 were $0.3 and $0.6 million compared to $0.5 and $1.0 million for the three and six month periods ended June 30, 1999. The decrease was primarily the result of decreases in appraisal and credit report expenses, which resulted from lower loan volume. The Company also eliminated payments to outside consultants for research of customer leads due to the creation of the centralized advertising and marketing departments. The expenses for those leads were classified in loan production expenses for the three and six month periods ended June 30, 1999.

Advertising Expense

The Company has a centralized telemarketing and advertising department in Virginia Beach, Virginia. Advertising expenses are comprised of newspaper advertising, yellow page advertising, postage & printing associated with mailers, the purchase of telemarketing lists, and marketing supplies for trade shows. Advertising expenses for the three and six month periods ended June 30, 2000 were $0.3 and $0.7 million compared to $0.5 and $0.9 million for the three and six month periods ended June 30, 1999. The decrease was the result of the reduction in retail loan origination offices.

Provision for Loan Losses

The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the six months ended June 30, 2000 and the year ended December 31, 1999:

(In thousands)


                                                         2000          1999
                                                     --------      --------

Balance at beginning of year                          $ 1,382       $ 2,590
Provision (benefit) charged to expense                    (44)        2,042
Loans charged off                                        (431)       (3,286)
Recoveries of loans previously charged off                439            36
                                                     --------      --------

Balance at end of period                              $ 1,346       $ 1,382
                                                     ========      ========

Loans receivable at the end of period, gross          $38,844       $69,054
      of allowance for losses

Ratio of allowance for loan losses to gross              3.47%         2.00%
      loans receivable at the end of period


The Company decreased its provision for loan losses by $0.05 for the three month period ended June 30, 2000 and decreased $0.04 during the six months ended June 30, 2000 to the allowance for loan losses, compared to a decrease of $0.3 million for the three month period ended June 30, 1999 and the Company had an addition to the provision of $1.1 million, during the six months ended June 30, 1999. For the three and six month period ended June 30, 2000, there was a decrease in the provision because there was a $41.1 and $44.5 million decrease in loans receivable and the composition of loans held for sale remained unchanged. For the six months ended June 30, 1999, there was a large increase in the provision as a result of changes in the secondary market environment for whole loan sales which changed the composition of loans held for sale. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off, are accounted for in the allowance for loan losses.

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

Provision for Foreclosed Property Losses

The Company increased its provision for foreclosed property losses by $0.1 and $0.2 million for the three and six months ended June 30, 2000, compared to an increase of $0.3 and $0.2 million for the three and six months ended June 30, 1999.

Sales of real estate owned yielded net losses of $208,000 and $452,000 for the three and six months ended June 30, 2000 versus $77,000 and $245,000 for the three and six months ended June 30, 1999.

The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for the six months ended June 30, 2000 and for the year ended December 1999:

(In thousands)


                                                        2000       1999
                                                      ------     ------

Balance at beginning of year                          $  718     $  503
Provision charged to expense                             191        863
Loss on sale of foreclosures                            (452)      (648)
                                                      ------     ------

Balance at end of period                              $  457     $  718
                                                      ======     ======

Real estate owned at the end of period, gross         $1,943     $2,992
      of allowance for losses

Ratio of allowance for foreclosed property losses      23.52%     24.00%
      to gross real estate owned at the end of period


The Company maintains a reserve on its real estate owned ("REO") based upon management's assessment of appraised values at the time of foreclosure. The increase in the provision for foreclosed property losses relates to losses on real estate owned sales for the three and six month periods ended June 30, 2000 and 1999. While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

Financial Condition at June 30, 2000 and December 31, 1999

Assets

The total assets of the Company were $61.7 million at June 30, 2000 compared to total assets of $98.6 million at December 31, 1999.

Cash and cash equivalents decreased by $1.6 million to $9.1 million at June 30, 2000, from $10.7 million at December 31, 1999. The Company paid down its credit line in order to reduce interest expense.

Net mortgage loans receivable decreased by $29.7 million to $37.1 million at June 30, 2000. The 44.5% decrease in 2000 is primarily due to the Company selling more loans than were originated in-house during the first six months of 2000. The Company generally sells loans within sixty days of origination.

Real estate owned ("REO") decreased by $0.8 million to $1.5 million at June 30, 2000. The 34.7% decrease in REO resulted from the sale of $1.8 million in REO properties and additions of $0.8 million to REO during the six months ended June 30, 2000.

Investments increased by $0.2 million to $2.9 million at June 30, 2000. Investments consist primarily of an Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio and FHLB stock owned by the Bank. The 9.2% increase in investments in the first six months of 2000 is primarily due to the purchase of shares of FHLB stock.

Premises and equipment decreased by $0.4 million to $5.7 million at June 30, 2000. The decrease is due to the depreciation of these assets for the first six months of 2000.

Goodwill (net) decreased by $0.07 million to $1.1 million at June 30, 2000. The decrease is due to the amortization of the intangible asset for the first six months of 2000.

Income tax receivable decreased by $4.4 million to $1.7 million at June 30, 2000. The 77.6% decrease represents the receipt of a refund due on federal taxes based upon actual tax return filing.

The deferred tax asset increased by $0.02 million to $1.7 million at June 30, 2000. The increase related to changes in timing differences of the deferred tax asset.

Other assets decreased by $0.3 million to $1.4 million at June 30, 2000. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets. The majority of the decrease was in accrued interest receivable, which was due to a lower average loans held for sale at June 30, 2000.

Liabilities

Outstanding balances for the Company's revolving warehouse loans decreased by $17.3 million to $0.1 million at June 30, 2000. The 99.3% decrease in the first six months of 2000 was primarily attributable to the decrease in loans receivable.

The Bank's deposits totaled $40.5 million at June 30, 2000 compared to $55.3 million at December 31, 1999. Of the certificate accounts on hand as of June 30, 2000, a total of $32.4 million was scheduled to mature in the twelve-month period ending June 30, 2001.

During the three and six month periods ended June 30, 2000, the Company received $1.6 million in money market deposits through an arrangement with a local NYSE member broker/dealer. There were no money market deposits for the three and six month periods ended June 30, 1999.

As of December 31, 1999, the Bank borrowed $4.6 million from the Federal Home Loan Bank (FHLB) to fund loan production. There were no borrowings at June 30, 2000.

Promissory notes and certificates of indebtedness totaled $4.9 million at June 30, 2000 compared to $5.1 million at December 31, 1999. The 3.6% decrease is primarily due to the redemption of maturing promissory notes and certificates. In the first six months of 2000 and for the year of 1999, the Company was not soliciting new promissory notes or certificates of indebtedness. The Company has utilized promissory notes and certificates of indebtedness, which are subordinated to the Company's warehouse lines of credit, to help fund its operations since 1984. Promissory notes outstanding carry terms of one to five years and interest rates between 8.00% and 10.25%, with a weighted-average rate of 9.77% at June 30, 2000. Certificates of indebtedness are uninsured deposits authorized for financial institutions like the Company, which have Virginia industrial loan association charters. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 8.97% at June 30, 2000.

Mortgage loans payable totaled $2.3 million at June 30, 2000 compared to $2.3 million at December 31, 1999. There was a minimal decrease in mortgage loans payable due to the normal principal reduction with payments made on the note payable.

Accrued and other liabilities decreased by $0.8 million to $1.7 million at June 30, 2000. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The 31.0% decrease is the result of various payments of year end accrued expenses.

Shareholders' Equity

Total shareholders' equity at June 30, 2000 was $10.5 million compared to $11.3 million at December 31, 1999. The $0.8 million decrease in 2000 was due to the $0.8 million loss for the six months ended June 30, 2000.

Liquidity and Capital Resources

The Company's operations require access to short and long-term sources of cash. The Company's primary sources of cash flow result from the sale of loans through whole loan sales, loan origination fees, processing, underwriting and other fees associated with loan origination and servicing, revenues generated by Approved Financial Solutions, net interest income, and borrowings under its warehouse facilities, certificates of indebtedness issued by Approved Financial Corp. and certificates of deposit issued by the Bank to meet its working capital needs. The Company's primary operating cash requirements include the funding of mortgage loan originations pending their sale, operating expenses, income taxes and capital expenditures.

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to the Company's ability to continue to originate loans. The Company has historically operated, and expects to operate in the future on a negative cash flow basis from operations due to the fact that origination's normally exceed loan sales. However, for the six months ended June 30, 2000, the Company was provided cash from operating activities of $32.8 million, due to the fact that the Company sold a greater volume of loans than it funded during the period. The net cash provided by operating activities was primarily used to fund mortgage loan originations. For the six months ended June 30, 1999 the Company was provided cash from operating activities of $38.5 million.

The Company finances its operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the six months ended June 30, 2000, the Company paid down debt from financing activities of $35.3 million, due to the fact that the Company had repayments of debt in excess of borrowings, which was the result of loan sales exceeding loan origination's. For the six months ended June 30, 1999 the Company paid down debt from financing activities of $40.3 million.

The Company's borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on Company office buildings, FHLB advances, subordinated debt and loan proceeds payable) were 80.1% of assets at June 30, 2000 compared to 86.1% at December 31, 1999.

Whole Loan Sale Program

The Company's most important source of liquidity and capital resources is the ability to profitably sell conforming and non-conforming loans in the secondary market. The market value of the loans funded by the Company is dependent on a number of factors, including but not limited to loan delinquency and default rates, the original term and current age of the loan, the interest rate and loan to value ratio, whether or not the loan has a prepayment penalty, the credit grade of the loan, the credit score of the borrower, the geographic location of the real estate, the type of property and lien position, the supply and demand for conforming and non-conforming loans in the secondary market, general economic and market conditions, market interest rates and governmental regulations. Adverse changes in these conditions may affect the Company's ability to sell mortgages in the secondary market for acceptable prices, which is essential to the continuation of the Company's mortgage origination operations.

Bank Sources of Capital

The Bank's deposits totaled $40.5 million at June 30, 2000, compared to $55.3 million at December 31, 1999. The Bank currently utilizes funds from deposits and a $15 million line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans. The Company plans to increase the use of credit facilities and funding opportunities available to the Bank.

Warehouse and Other Credit Facilities

In addition to the $15 million line of credit with the FHLB of Atlanta, the Company has available funding from warehouse facilities with other non-affiliated financial institutions.

On July 21, 2000, the Company obtained a $40.0 million line of credit from BankUnited. The credit line can be used for prime and sub-prime mortgage loans and is secured by loans originated by the Company. The line bears interest at a rate of 2.00% and 2.75% over the one-month LIBOR rate for prime and sub-prime loans respectively. The Company may receive warehouse credit advances of 98%, 97%, and 90% for prime, sub-prime, and high LTV loans (loans with LTV's greater than 90%), respectively, of the collateral value amount on pledged mortgage loans for a period of 90 days after origination. If a loan has not been purchased by an investor within 90 days of origination, the interest rate on the loan increases to 3.75% over the one-month LIBOR and the Company has an additional 30 days to sell the loan or purchase the loan back from the warehouse. The aged loan sublimit is $2.0 million. As of June 30, 2000 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on July 21, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of June 30, 2000 the Company is in compliance with all financial covenants.

On November 10, 1999, the Company obtained a $20.0 million sub-prime line of credit from Regions Bank. The line is secured by loans originated by the Company and bears interest at a rate of 3.25% over the one-month LIBOR rate. The Company may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of June 30, 2000 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of June 30, 2000 the Company is in compliance with all financial covenants.

On November 10, 1999, the Company obtained a $20.0 million conforming loan line of credit from Regions Bank. The line is secured by loans originated by the Company and bears interest ranging from 2.25% to 2.75% over the one-month LIBOR rate based upon the monthly advance levels. The Company may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of June 30, 2000 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of June 30, 2000 the Company is in compliance with all financial covenants.

Effective on December 8, 1999, the Company obtained an amendment to their warehouse line of credit agreement with Chase Bank of Texas. Since the utilization of the credit line was very low in 1999, the amendment reduced the size of the warehouse facility to $15.0 million, and all bank syndicate members other than Chase were released from the commitment. The line is secured by loans originated by the Company and bears interest at a rate of 1.75% over the one-month LIBOR rate. The Company may receive warehouse credit advances of 95% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. This line expired on June 7, 2000 and will not be renewed.

Other Capital Resources

Promissory notes and certificates of indebtedness have been a source of capital for the Company since current management acquired the Company in 1984. Promissory notes and certificates of indebtedness totaled $4.9 million at June 30, 2000 compared to $5.1 million at December 31, 1999. These borrowings are subordinated to the Company's warehouse lines of credit.

The Company had cash and cash equivalents of $9.1 million at June 30, 2000. The Company has sufficient resources to fund its current operations. Alternative sources for future liquidity and capital resource needs may include the issuance of debt or equity securities, increase in Saving Bank deposits and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, the terms and covenants associated with the alternative capital source. Management expects that the Company and the industry will continue to be challenged by a limited availability of capital, a reduction in premiums received on non-conforming mortgage loans sold in the secondary market compared to premiums realized in recent years, new competition and a rise in loan delinquency and the associated loss rates.


Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to and borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 1999 and the first six months of 2000, the Bank maintained liquidity in excess of the required amount, and management anticipates that it will continue to do so.

Bank Regulatory Capital

At June 30, 2000, the Bank's book value under generally accepted accounting principles ("GAAP") was $9.0 million. OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and
(3) overall risk-based capital of 8.0% of total risk-weighted assets. As of June 30, 2000, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank's GAAP capital to regulatory capital:

                                                                Tangible       Core      Risk-Based
(In thousands)                                                   Capital     Capital       Capital
GAAP capital                                                      $8,965      $8,965         $8,965
Add:  unrealized loss on securities                                   19          19             19
Nonallowable asset:  goodwill                                       (582)       (582)          (582)
Additional capital item:  general allowance                            -           -            381
                                                              -------------------------------------
Regulatory capital - computed                                      8,402       8,402          8,783
Minimum capital requirement                                          848       2,260          3,167
                                                              -------------------------------------
Excess regulatory capital                                         $7,554      $6,142         $5,616
                                                              =====================================

Ratios:
     Regulatory capital - computed                                 14.87%      14.87%         22.18%
     Minimum capital requirement                                    1.50%       4.00%          8.00%
                                                              -------------------------------------
Excess regulatory capital                                          13.37%      10.87%         14.18%
                                                              =====================================

Management believes that the Bank can remain in compliance with its capital requirements.

The Company is not aware of any other trends, events or uncertainties other than those discussed in this document which will have or that are likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations. The Company is not aware of any current recommendations by regulatory authorities, which if they were implemented would have such an effect.

Hedging Activities

The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. Currently loans held for investment by the Bank are primarily composed of adjustable rate mortgages in order to minimize the Bank's interest rate risk exposure. However, excluding the Bank's loans held for investment the majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale, the Company in certain cases, may enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. If the value of an interest rate hedge position decreases in value, offsetting an increase in the value of the hedged loans, the Company, upon settlement with its counter-party, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans. Conversely, if the value of a hedge position increases, offsetting a decrease in the value of the hedged loans, the Company will receive the hedge gain in cash at settlement. The Company's management believes that its current hedging strategy using Treasury rate lock contracts is an effective way to manage interest rate risk on fixed rate loans prior to sale. The Company may in the future enter into similar transactions with government and quasi-government agency securities in relation to its origination and sale of conforming mortgage loans or similar forward loan sale commitments concerning non-conforming mortgages. Prior to entering into any type of hedge transaction or forward loan sale commitment, the Company performs an analysis of the loan associated with the transaction or commitment taking into account such factors as credit quality of the loans, interest rate and term of the loans, as well as current economic market trends, in order to determine the appropriate structure and/or size of a hedge transaction or loan sale commitment that will to limit the Company's exposure to interest rate risk. The Company had no hedge contracts or forward commitments outstanding at June 30, 2000. The Company has not entered into any hedge contracts since the fourth quarter of 1997. That commitment expired during the first quarter of 1998.

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

Profitability may be directly affected by the level and fluctuation of interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate and purchase loans and affect the mix of first and junior lien mortgage loan products. Generally, first mortgage production increases relative to junior lien mortgage production in response to low interest rates and junior lien mortgage loan production increases relative to first mortgage loan production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's future loan servicing portfolio by increasing the level of loan prepayments and it may also affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities. Additionally, while the Company has no plans to adopt a securitization loan sale strategy at this time, if it were to do so in the future , then to the extent servicing rights and interest-only and residual classes of certificates are capitalized on the Company's books from future loan sales through securitization, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely affecting earnings. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow the Company to increase the value of interest-only and residual certificates, which could have a favorable effect on the Company's results of operations and financial condition.

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

The majority of the loans originated by the Company are sold through the Company's loan sale strategies in an attempt to limit its exposure to interest rate risk in addition to generating cash revenues. The Company sold, during 1999 and the first six months of 2000 approximately 97.3% of the total loans originated and funded in-house during the year ended December 31, 1999. The Company expects to sell the majority of its loan originations during the same twelve-month period in which they are funded by the Company in future periods. Also, the Company sold, during the first six months in 2000, approximately 93.0% of loans originated and funded in-house during the period beginning January 1, 2000 and ending May 31, 2000. As a result, loans are held on average for less than 12 months in the Company's portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at June 30, 2000, as anticipated, and is expected to remain negative in future periods. The Company has no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that the Company sells the majority of its loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

The Company's one-year gap was a negative 17.00% of total assets at June 30, 2000, as illustrated in the following table:

                                                         One Year          Two         Three to      More Than
            Description                  Total           Or Less          Years       Four Years     Four Years


Interest earning assets:
Loans receivable (1)                       $38,399        $ 13,853       $  1,197       $  2,838     $20,511
Cash and other                              11,268          11,268
    interest-earning assets
                                           -------        --------       --------       --------     -------

                                            49,667        $ 25,121       $  1,197       $  2,838     $20,511
                                                          ========       ========       ========     =======

Allowance for loan losses                   (1,346)
Investment in IMC                                0
Premises and equipment, net                  5,719
Other                                        7,615
                                           -------

Total assets                               $61,655
                                           =======


Interest-bearing liabilities:
Revolving warehouse lines                  $   121             121
FDIC - insured deposits                     40,534          32,416          5,147          2,971
FDIC - insured money market account          1,676           1,676
Other interest-bearing                       7,353           1,391            495          1,749       3,718
      liabilities                          -------        --------      ---------      ---------    --------

                                            49,684        $ 35,604       $  5,642       $  4,720     $ 3,718
                                                          ========       ========       ========     =======


Non-interest-bearing liabilities             1,516
                                           -------
Total liabilities                           51,200
Shareholders' equity                        10,455
                                           -------

Total liabilities and equity               $61,655
                                           =======


Maturity/repricing gap                                    $(10,483)      $ (4,445)      $ (1,882)    $16,793
                                                          ========       ========       ========     =======

Cumulative gap                                            $(10,483)      $(14,928)      $(16,810)    $   (17)
                                                          ========       ========       ========     =======


As percent of total assets                                 (17.00)%       (24.21)%       (27.26)%     (0.03)%

Ratio of cumulative interest                                  0.71           0.64           0.63        1.00
 earning
   Assets to cumulative interest
    earning
    liabilities
=============================================================================================================

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of the Company's market risks is the gap table on page 30. The gap table shows that the Company's one-year gap was a negative 17.00% of total assets at June 30, 2000. The Company originates fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of June 30, 2000, 53.4% of the principal on the loans was expected to be received more than four years from that date. However, the Company's activities are financed with short-term loans and credit lines, 71.7% of which reprice within one year of June 30, 2000. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate loans that it originates. If the Company's ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, the Company could be subject to substantial interest rate risk.

Profitability may be directly affected by the levels of, and fluctuations in interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect the ability of the Company to purchase and originate loans and would reduce the value of loans held for sale. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent mortgage loan servicing rights in future periods have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of these assets, adversely affecting earnings.

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

Asset Quality

The following table summarizes all of the Company's delinquent loans at June 30, 2000 and December 31, 1999:

(in thousands)

                                               2000          1999
                                            -------       -------

Delinquent 31 to 60 days                    $ 1,217       $   864
Delinquent 61 to 90 days                        554           264
Delinquent 91 to 120 days                       328           513
Delinquent 121 days or more                   1,566         1,466
                                            -------       -------

Total delinquent loans (1)                  $ 3,665       $ 3,106
                                            =======       =======

Total loans receivable outstanding, gross   $38,844       $69,054
                                            =======       =======

Delinquent loans as a percentage of
  Total loans outstanding:
Delinquent 31 to 60 days                       3.13%         1.25%
Delinquent 61 to 90 days                       1.43          0.39
Delinquent 91 to 120 days                       .84          0.74
Delinquent 121 days or more                    4.03          2.12
                                            -------       -------

Total delinquent loans as a percentage
   of total loans outstanding                  9.43%         4.50%
                                            =======       =======

_____________
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 31 days or more past due. Interest on loans held for investment by the Bank is accrued until the loans become 90 days or more past due. Non-accrual loans were $2.4 million and $2.2 million at June 30, 2000 and December 31, 1999 respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $24,000 and $235,000 for the six months ended June 30, 2000 and the year ended December 31, 1999, respectively. The amount of interest income on the non-accrual loans, that was included in net income for the six months ended June 30, 2000 and the twelve months ended December 31, 1999 was $43,000 and $109,000, respectively.

Loans delinquent 31 days or more as a percentage of total loans outstanding increased to 9.43% at June 30, 2000 from 4.50% at December 31, 1999. The increase resulted primarily from a management conversion in the collections department.

At June 30, 2000 and December 31, 1999 the recorded investment in loans for which impairment has been determined in accordance with SFAS 114 totaled $1.9 million and $2.0 million, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2000 and the year ended December 31, 1999 was approximately $2.0 million and $3.5 million respectively.


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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K -

(a)  Exhibits:
               27 Financial Data Schedule

(b)  Reports on Form 8-K:
               No reports on Form 8-K have been filed during the six (6) months ending June 30, 2000.


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