Form 10-Q
period 2000-09-30
APPROVED FINANCIAL CORP
filed 2000-11-14
CIK 1053924

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended September 30, 2000.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number 000-23775

                            Approved Financial Corp.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

                             Virginia                         52-0792752
               -----------------------------------            ----------
                (State or Other Jurisdiction of             (I.R.S. Employer
                 Incorporation or Organization)          Identification Number)



      1716 Corporate Landing Parkway, Virginia Beach, Virginia      23454
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

The number of shares outstanding of the registrant's $1.00 par value common stock, as of November 1, 2000: 5,482,114 shares

                            APPROVED FINANCIAL CORP.

INDEX

PART I.      FINANCIAL INFORMATION                                Page
Item 1.      Financial Statements

             Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 1999                1

             Consolidated Statements of Loss and Comprehensive
             Loss for the three months ended September 30, 2000      2
             and 1999.

             Consolidated Statements of Loss and Comprehensive
             Loss for the nine months ended September 30, 2000
             and 1999.                                               3

             Consolidated Statements of Cash Flows for
             the nine months ended September 30, 2000
             and 1999.                                               4

             Notes to Consolidated Financial Statements              6


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations          11

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                            28

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                      32
Item 2.      Changes in Securities                                  32
Item 3.      Defaults Upon Senior Securities                        32
Item 4.      Submission of Matters to a Vote of Security Holders    32
Item 5.      Other Information                                      32
Item 6.      Exhibits and Reports on Form 8-K                       32


                       PART I .    FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2000 and December 31, 1999
(Dollars in thousands, except per share amounts)


       ASSETS                                           (Unaudited)       1999
                                                           2000
                                                        ---------      -----------
 Cash                                                     $12,593          $10,656
 Mortgage loans held for sale, net                         29,150           62,628
 Mortgage loans held for yield, net                         6,292            4,143
 Real estate owned, net                                     1,417            2,274
 Investments available for sale                             2,923            2,640
 Income taxes receivable                                    2,027            5,644
 Deferred tax asset                                         1,106            1,676
 Premises and equipment, net                                5,580            6,086
 Goodwill, net                                              1,017            1,120
 Other assets                                               1,317            1,733
                                                        ---------      -----------

  Total assets                                            $63,422          $98,600
                                                        =========      ===========

LIABILITIES AND EQUITY

Liabilities:
 Revolving warehouse loan                                 $ 3,151          $17,465
 FHLB bank advances                                             -            4,648
 Mortgage notes payable                                     2,556            2,341
 Notes payable-related parties                              2,855            2,993
 Certificates of indebtedness                               1,956            2,087
 Certificates of deposits                                  39,041           55,339
 FDIC - insured money market account                        2,967                -
 Accrued and other liabilities                              1,681            2,428
                                                        ---------      -----------

 Total liabilities                                         54,207           87,301
                                                        ---------      -----------

Commitments and contingencies                                   -                -

Shareholders' equity:
 Preferred stock series A, $10 par value;                       1                1
   Noncumulative, voting:
   Authorized shares - 100
   Issued and outstanding shares - 90
 Common stock, par value - $1.00                            5,482            5,482
   Authorized shares - 40,000,000
   Issued and outstanding shares - 5,482,114
  Accumulated other comprehensive loss                        (19)             (16)
  Additional capital                                          552              552
  Retained earnings                                         3,199            5,280
                                                        ---------      -----------

  Total shareholders' equity                                9,215           11,299
                                                        ---------      -----------

    Total liabilities and equity                          $63,422          $98,600
                                                        =========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS for the three months ended September 30, 2000 and 1999
(In thousands, except per share amounts)
(Unaudited)


                                                                  2000           1999
                                                              --------      ---------
Revenue:
     Gain on sale of loans                                     $ 2,280        $ 2,920
     Interest income                                             1,154          1,695
     Other fees and income                                       1,164          1,971
                                                              --------      ---------
                                                                 4,598          6,586
                                                              --------      ---------

Expenses:
     Compensation and related                                    2,763          4,189
     General and administrative                                  1,379          2,290
     Advertising expense                                           331            585
     Loan production expense                                       267            460
     Interest expense                                              880          1,039
     Provision for loan and foreclosed property losses             396            327
                                                              --------      ---------
                                                                 6,016          8,890
                                                              --------      ---------

          Loss before income taxes                              (1,418)        (2,304)

Benefit from income taxes                                         (176)          (901)
                                                              --------      ---------

          Net loss                                              (1,242)        (1,403)

Other comprehensive loss, net of tax:
  Unrealized gain (losses) on securities:
    Unrealized holding gain (loss) arising during period             3            (12)
                                                              --------      ---------

Comprehensive loss                                             $(1,239)       $(1,415)
                                                              ========      =========

Net loss per share:
          Basic and Diluted                                    $ (0.23)       $ (0.26)
                                                              ========      =========

Weighted average number of shares outstanding:

          Basic and Diluted                                      5,482          5,482
                                                              ========      =========





The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS for the nine months ended September 30, 2000 and 1999
(In thousands, except per share amounts)
(Unaudited)



                                                            2000            1999
                                                       ---------      ----------
Revenue:
     Gain on sale of loans                               $ 8,708         $10,443
     Interest income                                       4,054           6,333
     Other fees and income                                 3,564           6,370
                                                       ---------      ----------
                                                          16,326          23,146
                                                       ---------      ----------

Expenses:
     Compensation and related                              8,985          13,579
     General and administrative                            4,706           7,295
     Advertising expense                                     985           1,286
     Loan production expense                                 907           1,491
     Interest expense                                      2,961           3,934
     Provision for loan and foreclosed
       property losses                                       543           1,816
                                                       ---------      ----------
                                                          19,087          29,401
                                                       ---------      ----------

          Loss before income taxes                        (2,761)         (6,255)

Benefit from income taxes                                   (681)         (2,307)
                                                       ---------      ----------

          Net loss                                        (2,080)         (3,948)

Other comprehensive loss, net of tax:
  Unrealized losses on securities:
    Unrealized holding loss arising during period             (2)            (68)
                                                       ---------      ----------

Comprehensive loss                                       $(2,082)        $(4,016)
                                                       =========      ==========

Net loss per share:
          Basic and Diluted                              $ (0.38)        $ (0.72)
                                                       =========      ==========

Weighted average number of shares outstanding:

          Basic and Diluted                                5,482           5,482
                                                       =========      ==========





The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2000 and 1999
(In thousands)
(Unaudited)

                                                                          2000                      1999
                                                                   -----------      --------------------

Operating activities
     Net loss                                                        $  (2,081)                $  (3,948)
     Adjustments to reconcile net loss
        to net cash provided by operating activities:
          Depreciation of premises and equipment                           510                       685
          Amortization of goodwill                                         103                       345
          Provision for loan losses                                        126                     1,227
          Provision for losses on real estate owned                        417                       589
          Loss on sale of ARM Portfolio shares                               -                         8
          Deferred tax benefit                                             569                     2,225
          Gain on sale of loans                                         (8,708)                  (10,443)
          Proceeds from sale and prepayments of loans                  214,226                   226,796
          Originations of loans held for sale, net of                 (175,664)                 (156,443)
           allowance  for loan losses
          Changes in assets and liabilities:
            Loan sale receivable                                             3                      (279)
            Other assets                                                   412                     2,205
            Accrued and other liabilities                                 (847)                   (1,056)
            Income tax payable                                           3,617                    (2,314)
            Loan proceeds payable                                           99                    (2,565)
                                                                   -----------      --------------------

Net cash provided by operating activities                               32,782                    57,032


Cash flows from investing activities:
     Purchase of available for sale securities                               -                      (125)
     Sales of available for sale securities                                115                         -
     Sales of ARM fund shares                                                -                     4,692
     Purchase of premises and equipment                                   (185)                   (1,210)
     Proceeds from sales of premises and equipment                         181                     1,410
     Proceeds from sales of real estate owned                            2,176                     1,850
     Real estate owned capital improvements                               (387)                     (408)
     Purchases of ARM fund shares                                         (101)                   (3,594)
     Purchases of FHLB stock                                              (297)                     (146)
                                                                   -----------      --------------------

Net cash provided by investing activities                                1,502                     2,469

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued for the nine months ended September 30, 2000 and 1999
(In thousands)
(Unaudited)

                                                                           2000           1999
                                                                      ---------      ---------

Cash flows from financing activities:
     Borrowings - warehouse                                            $ 41,268      $ 134,511
     Repayments of borrowings - warehouse                               (55,581)      (193,171)
     Repayments of FHLB advances                                         (4,648)             -
     Principal payments (borrowings) on mortgage notes                      215           (879)
      payable
     Net increase (decrease) in:
       Notes payable                                                       (138)           (72)
       Certificates of indebtedness                                        (132)           (89)
       Certificates of deposit                                          (16,298)           598
       FDIC - insured money market account                                2,967              -
                                                                      ---------      ---------

Net cash used in financing activities                                   (32,347)       (59,102)
                                                                      ---------      ---------

Net increase in cash                                                      1,937            399

Cash at beginning of period                                              10,656          6,269
                                                                      ---------      ---------

       Cash at end of period                                           $ 12,593      $   6,668
                                                                      =========      =========


Supplemental cash flow information:
     Cash paid for interest                                            $  3,043      $   4,190

Supplemental non-cash information:
     Loan balances transferred to real estate owned                    $  1,735      $   2,978



The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2000 and 1999

Note 1.    Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with borrowers ("retail" and "direct"). Approved has two wholly owned subsidiaries through which it originates residential mortgages: Approved Federal Savings Bank (the "Bank"), a federally chartered thrift institution with broker operations in seven states and nine retail offices as of September 30, 2000; and Approved Residential Mortgage, Inc. ("ARMI") with one retail location at September 30, 2000. Approved has a third wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offers other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers. On April 1, 2000 the Company, as part of its expense reduction initiatives, transferred all assets of MOFC d/b/a ConsumerOne Financial ("ConsumerOne"), a wholly owned subsidiary of Approved, to Approved Federal Savings Bank, also a wholly owned subsidiary of Approved.

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

Loans held for sale: Loans, which are all held for sale, are carried at the lower of aggregate cost or fair value as estimated by management. The fair value is determined by current investor yield requirements.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2000 and 1999

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2000 and 1999

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Loan originations and income recognition: The Company applies a financial-components approach that focuses on control when accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This approach provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Gains on the sale of mortgage loans, representing the difference between the sales price and the net carrying value of the loans, are recognized when mortgage loans are sold and delivered to investors.

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

Earnings per share: The Company computes "basic earnings per share" by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted earnings per share" reflects the effect of all potential dilution of common shares from stock options and warrants and convertible securities.

Comprehensive income: The Company classifies items of other comprehensive income
(loss) by their nature in a financial statement and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. The only item the Company has in Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2000 and 1999, is an unrealized holding loss on securities, net of deferred taxes.

Goodwill recognition policy: Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 10 years. Periodically, the company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at September 30, 2000.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2000 and 1999

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

In March 2000, the Financial Accounting Standards Board, (FASB) issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FIN 44 does not change FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). The new rules are significant and could result in compensation expense in several situations in which no expense is typically recorded under current practice.
FIN 44 is generally effective for transactions occurring after July 1, 2000, however, the accounting must be applied prospectively to certain transactions consummated after December 15, 1998. The Company does not expect that FIN 44 will have a material effect on its financial condition or results of operations.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of provisions of SFAS No. 125 without reconsideration. The Statement requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or repledge. The Statement includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect that FAS 140 will have a material effect on financial condition or results of operation.

Note 2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

General

The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations for the three and nine month periods ended September 30, 2000 and 1999 and its consolidated financial position at September 30, 2000 and December 31, 1999. The discussion includes some forward-looking statements involving estimates and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors such as reduced demand for the company's loan products, competitive forces, availability of adequate capital funding, loan delinquency, default and loss rates, general economic environment, market forces affecting the value of the loans originated by the Company and the price of the Company's common stock. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's 1999 audited financial statements.

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

Results of Operations for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999.

Net Loss

The Company's net loss decreased by 11% and 47% for the three and nine months ended September 30, 2000 was $1.2 million and $2.1 million compared to a net loss of $1.4 and $3.9 million for the three and nine-month periods ended September 30, 1999. On a per share basis, the net loss for the three and nine month periods ended September 30, 2000 was $0.23 and $0.38 compared to a net loss of $0.26 and $0.72 for the three and nine month periods ended September 30, 1999.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for the Company's broker and retail divisions for the three and nine months ended September 30, 2000 and 1999. During the second quarter of 1999, the Company initiated in-house funding of conforming and government mortgages originated by the retail division. Additionally, the retail branches originate mortgages that are funded through other lenders ("brokered loans"). Brokered loans consist primarily of non-conforming mortgages that do not meet the Company's underwriting criteria.


                                                                            Three Months                     Nine Months
                                                                               Ended                            Ended
                                                                           September 30,                    September 30,
(dollars in thousands)                                                 2000          1999               2000           1999
                                                                     -----------------------------   -----------------------------
Dollar Volume of Loans Originated:

          Broker                                                     $29,465        $ 22,912         $ 99,449        $ 80,222
          Retail - funded through other lenders                        9,861          37,017           36,835         125,873
          Retail - funded in-house non-conforming                      9,916          15,526           40,910          57,675
          Retail - funded in-house conforming and government          12,377          11,114           34,901          18,565
                                                                     -----------------------------   -----------------------------
          Total                                                      $61,619        $ 86,569         $212,095        $282,335
                                                                     =============================   =============================
Number of Loans Originated:

          Broker                                                         424             409           1,384           1,336
          Retail - funded through other lenders                          160             453             546           1,495
          Retail - funded in-house non-conforming                        159             248             618             893
          Retail - funded in-house conforming and government             124             114             339             193
                                                                     -----------------------------   -----------------------------
           Total                                                         867           1,224           2,887           3,917
                                                                     =============================   =============================


The dollar volume of loans, originated during the three and nine months ended September 30, 2000, decreased 28.8% and 24.9% when compared to the same period in 1999. The decrease in loan originations was primarily the result of the reduction in the number of retail loan origination centers from 15 at September 30, 1999 to 10 at September 30, 2000.

The 33.3% decrease in retail loan origination centers resulted in a 49.5% and 44.3% decrease in the Company's retail loan volume for the three and nine month periods ending September 30, 2000 when compared to the same period in 1999. Brokered loans generated by the retail division were $9.8 and $36.8 million during the three and nine month periods ended September 30, 2000 which was a 73.4% and 70.7% decrease compared to $37.0 and $125.9 million during the same period in 1999. The decrease was the result of a company initiative to close more in-house loans.

The volume of loans originated through broker referrals from the Company's network of mortgage brokers increased 28.6% and 24.0% to $29.5 and $99.4 million for the three and nine month periods ended September 30, 2000, compared to $22.9 and $80.2 million for the three and nine month periods ended September 30, 1999. The increase was primarily the result of an expanded product line and the streamlining of the Company's service to brokers. Average fees paid to mortgage brokers for loans originated during the three and nine months ended September 30, 2000 was 48 and 46 basis points compared to 36 and 33 basis points for the three and nine months ended September 30, 1999.


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

Non-conforming loan sales totaled $41.7 and $168.3 million including loans owned by the Company in excess of 180 days ("seasoned loans") for the three and nine month periods ended September 30, 2000, compared to $55.1 and $192.8 million for the same period in 1999.

During the three month period ended September 30, 2000, the Company sold $2.9 million of seasoned loans, at a weighted average discount to par value of 18.4%. The loss was fully reserved for in prior periods. For the three month period ended September 30, 1999, the Company sold $10.9 million of seasoned loans, at a weighted average discount to par value of 7.0%.

Conforming and government loan sales were $10.3 million and $33.8 million for the three and nine month periods ended September 30, 2000, compared to $11.0 million and $16.5 million for the three and nine month periods ended September 30, 1999. The Company began originating conforming loans in May 1999.

The combined gain on the sale of loans was $2.3 and $8.7 million for the three and nine month periods ended September 30, 2000, which compares with $2.9 and $10.4 million for the same period in 1999. The decrease for the three and nine month periods ended September 30, 2000, was primarily the result of fewer loans being sold when compared to the same period ended September 30, 1999. Gain on the sale of mortgage loans represented 49.6% and 53.3% of total revenue for the three and nine months ended September 30, 2000, compared to 44.3% and 45.1% of total revenue for the same period in 1999. This was primarily a result of the Company's initiative to decrease brokered loans, revenues from which are reported in other income, and to increase the percentage of retail loan originations funded in-house, revenues from which are reported in gain on sale of loans.

The weighted-average premium, realized by the Company on its non-conforming loan sales was 3.46% and 3.05% (excluding seasoned loans), during the three and nine month periods ended September 30, 2000, compared to 3.07% and 3.14% for the same period in 1999. The weighted-average premium realized by the Company on its conforming and government loans sales was 1.56% and 1.27% during the three and nine month periods ended September 30, 2000, compared to 1.88% and 1.91% for the three and nine month periods ended September 30, 1999.

The Company has never used securitization as a loan sale strategy. However, the whole-loan sale marketplace for non-conforming mortgage loans was impacted by changes that affected companies who previously used this loan sale strategy. Excessive competition during 1998 and 1999 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool and an assumption for loan losses. The increased prepayment speeds as well as the magnitude of loan losses experienced in the industry were greater than the assumptions previously used by many securitization issuers and has resulted in an impairment or write down of Asset values for several companies in the industry. Additionally, in September of 1998, due to the Russian crisis, and again in the fourth quarter of 1999, due to Y2K concerns, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many of these companies have experienced terminal liquidity problems and others have diverted to whole loan sale strategies in order to generate cash. This shift has materially decreased the demand for and increased the supply of non-conforming mortgage loans in the secondary marketplace, which resulted in significantly lower premiums on non-conforming whole-loan mortgage sales beginning in the fourth quarter of 1998 and continuing throughout the third quarter 2000 when compared to earlier periods.

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

The Company defers recognizing income from the loan origination fees it receives at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from the Company's retail lending division. Origination fee income included in the gain on sale of loans for the three and nine month periods ended September 30, 2000 was $0.9 and $3.7 million, compared to $1.7 and $4.6 million for the three and nine month periods ended September 30, 1999. The decrease is the result of a decrease in the volume of loans sold, which were generated by the Company's retail division. The Company's non-conforming retail loan sales for the three and nine month periods ended September 30, 2000 comprised 25.3% and 31.7% of total non-conforming loan sales, with average loan origination fee income earned
of 4.25% and 4.73%.   For the three and nine months ended September 30, 1999,
the Company's non-conforming retail loan sales were 50.1% and 43.6% of total non-conforming loan sales with average origination fee income of 4.44% and 4.60%. Average origination fee income from conforming and government loans was 3.98% and 3.38% for the three and nine months ended September 30, 2000 compared to 3.71% and 4.46% for the three and nine months ended September 30, 1999. Fees associated with selling loans were approximately 17 and 22 basis points for the three and nine months ended September 30, 2000 compared to 12 and 11 basis points for the three and nine months ended September 30, 1999.

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

Interest Income and Expense

Interest income for the three and nine months ended September 30, 2000 was $1.2 and $4.1 million compared with $1.7 and $6.3 million for the same period ended in 1999. The decrease in interest income for the three and nine months ended September 30, 2000 was due to a lower average balance of loans held for sale.

Interest expense for the three and nine months ended September 30, 2000 was $0.9 and $3.0 million compared with $1.0 and $3.9 million for the three and nine months ended September 30, 1999. The decrease in interest expense for the three and nine months ended September 30, 2000, was the direct result of a decrease in the average balance of interest-bearing liabilities.

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

The following tables reflect the average yields earned and rates paid by the Company during the nine month periods ended September 30, 2000 and 1999. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)                                September 30, 2000                      September 30, 1999
                                   -------------------------------------      ----------------------------------
                                      Average                   Average       Average                  Average
                                      Balance     Interest    Yield/Rate      Balance     Interest    Yield/Rate
                                      -------     --------    ----------      -------     --------    ----------
Interest-earning assets:
     Loan receivable (1)              $44,934       $3,586         10.64%     $73,958       $6,019         10.85%
     Cash and other interest-
         earning assets                12,481          468          5.00        8,627          314          4.86
                                      -------     --------    ----------      -------     --------    ----------
                                       57,415        4,054          9.42%      82,585        6,333         10.23%
                                                  --------    ----------                  --------    ----------
Non-interest-earning assets:
     Allowance for loan losses         (1,227)                                 (2,867)
     Investment in IMC                      0                                      87
     Premises and equipment, net        5,844                                   5,130
     Other                              9,516                                  13,709
                                      -------                                 -------
     Total assets                     $71,548                                 $98,644
                                      =======                                 =======
Interest-bearing liabilities:
     Revolving warehouse lines        $ 4,885          265          7.24%     $40,029        2,132          7.10%
     FDIC - insured deposits           45,888        2,042          5.93       30,314        1,279          5.62
     Other interest-bearing
         liabilities                    8,240          653         10.57        7,347          523          9.49
                                      -------     --------    ----------      -------     --------    ----------
                                       59,013        2,960          6.69%      77,690        3,934          6.75%
                                                  --------    ----------                  --------    ----------

Non-interest-bearing liabilities        1,946                                   4,038
                                      -------                                 -------

     Total liabilities                 60,959                                  81,728

Shareholders' equity                   10,589                                  16,916
                                      -------                                 -------

     Total liabilities and equity     $71,548                                 $98,644
                                      =======                                 =======

Average dollar difference between
    Interest-earning assets and
     interest-
    bearing liabilities               $(1,598)                                $ 4,895
                                      =======                                 =======

Net interest income                                 $1,094                                  $2,399
                                                  ========                                ========

Interest rate spread (2)                                            2.73%                                   3.48%
                                                               =========                              ==========

Net annualized yield on average
    Interest-earning assets                                         2.54%                                   3.87%
                                                               =========                              ==========

        (1) Loans shown gross of allowance for loan losses, net of premiums/discounts.
        (2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, and for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $1.3 million in net interest income for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was primarily the result of a decrease in the average balance on interest-earning assets.

($ In thousands)




                                                2000 Versus 1999                                   1999 Versus 1998
                                           Increase (Decrease) due to:                      Increase (Decrease) due to:
                                   Volume            Rate             Total           Volume            Rate            Total
                              -------------     ------------     ------------     ------------     -----------     ------------
Interest-earning assets:
  Loans receivable                  $(2,318)           $(115)         $(2,433)           $(403)          $(738)         $(1,141)
  Cash and other interest-
      earning assets                    144               10              154               59            (144)             (85)
                              -------------     ------------     ------------     ------------     -----------     ------------
                                     (2,174)            (105)          (2,279)            (344)           (882)          (1,226)
                              -------------     ------------     ------------     ------------     -----------     ------------

Interest-bearing liabilities:
  Revolving warehouse lines          (1,907)              40           (1,867)            (745)             34             (711)
  FDIC-insured deposits                 690               73              763              392             (46)             346
  Other interest-
     bearing liabilities                 67               63              130             (290)             28             (262)
                              -------------     ------------     ------------     ------------     -----------     -------------
                                     (1,150)             176             (974)            (643)             16             (627)
                              -------------     ------------     ------------     ------------     -----------     ------------


Net interest income (expense)       $(1,024)           $(281)         $(1,305)           $ 299           $(898)         $  (599)
                              =============     ============     ============     ============     ===========     ============


Other Income

In addition to net interest income (expense), and gain on sale of loans, the Company derives income from origination fees earned on brokered loans generated by the Company's retail offices and other fees earned on the loans funded by the Company such as underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. Revenues associated with the financial products marketed by Approved Financial Solutions, while not material during the first nine months of 2000, are also recorded in other income. For the three and nine month periods ended September 30, 2000, other income totaled $1.2 and $3.6 million compared to $2.0 and $6.4 million for the same period in 1999. The decrease was primarily the result of the decrease in brokered loan fees which was the result of a decrease in brokered loan volume. Brokered loan fees were $0.5 and $1.9 million for the three and nine month period ended September 30, 2000, compared to $1.6 and $5.1 million for the three and nine months ended September 30, 1999.

Comprehensive Loss

For the three and nine months ended September 30, 2000 the Company had other comprehensive gains/(losses) of $3,000 and ($2,000) in the form of unrealized holding gains/losses on an Asset Management Fund investment. For the three and nine month periods ended September 30, 1999, the Company had other comprehensive losses of $12,000 and $68,000 in the form of unrealized holding losses on securities available for sale. This loss related to a decrease in the market price of IMC Mortgage Company common stock.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $1.4 and $4.6 million to $2.8 and $9.0 million for the three and nine month periods ended September 30, 2000 from 1999. The decrease was directly attributable to a decrease in the number of employees and lower commissions expense caused by the decrease in loan volume. For the three and nine month periods ended September 30, 2000, salary expense decreased by $0.8 million and $2.7 million when compared to the same periods ended 1999. Also the payroll and related benefits decreased by $0.1 million and $0.9 million for the three and nine month periods ended September 30, 2000 when compared to the same periods in 1999. The decrease was caused by a lower average number of employees, which was attributed to the Companies cost cutting initiative. For the three and nine month period ended September 30, 2000, the average full time equivalent employee count was 214 and 249.5 compared to 335 and 412 for the three and nine month periods ended September 30, 1999. For the three and nine month periods ended September 30, 2000 the commissions to loan officers decreased by $0.5 million and $1.0 million when compared to the same periods ended September 30, 1999.
The decrease was primarily due to lower loan volume.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as rent, postage, printing, general insurance, travel & entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the three and nine month periods ended September 30, 2000 decreased by $0.9 and $2.6 million to $1.4 and $4.7 million, from $2.3 and $7.3 the three and nine month periods ended September 30, 1999. The decrease was the result of a reduction in retail loan origination offices, a decline in the Company employee count, and the Company's cost cutting initiative.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, and payment of fees to mortgage brokers, for services rendered on loan originations, and verification of mortgages. Loan production expenses for the three and nine month periods ended September 30, 2000 were $0.3 and $0.9 million compared to $0.5 and $1.5 million for the three and nine month periods ended September 30, 1999. The decrease was primarily the result of decreases in appraisal and credit report expenses, which resulted from lower loan volume. The Company also eliminated payments to outside consultants for research of customer leads due to the creation of the centralized advertising and marketing departments. The expenses for those leads were classified in loan production expenses for the three and nine month periods ended September 30, 1999.

Advertising Expense

The Company has a centralized telemarketing and advertising department in Virginia Beach, Virginia. Advertising expenses are comprised of newspaper advertising, yellow page advertising, postage & printing associated with mailers, the purchase of telemarketing lists, and marketing supplies for trade shows. Advertising expenses for the three and nine month periods ended September 30, 2000 were $0.3 and $1.0 million compared to $0.6 and $1.3 million for the three and nine month periods ended September 30, 1999. The decrease was the result of the reduction in retail loan origination offices.

Provision for Loan Losses

The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the nine months ended September 30, 2000 and the year ended December 31, 1999:

(In thousands)


                                                         2000          1999
                                                      --------      --------

Balance at beginning of year                           $ 1,382       $ 2,590
Provision (benefit) charged to expense                     126         2,042
Loans charged off                                         (844)       (3,286)
Recoveries of loans previously charged off                 447            36
                                                      --------      --------

Balance at end of period                               $ 1,111       $ 1,382
                                                      ========      ========

Loans receivable at the end of period, gross           $37,050       $69,054
      of allowance for losses

Ratio of allowance for loan losses to gross
      loans receivable at the end of period               3.00%         2.00%

The Company increased its provision for loan losses by $0.2 for the three month period ended September 30, 2000 and increased $0.1 during the nine months ended September 30, 2000 to the allowance for loan losses, compared to an increase of $0.1 million for the three month period ended September 30, 1999 and added $1.2 million, during the nine months ended September 30, 1999. For the three and nine month periods ended September 30, 2000, there was an increase in the provision based upon the composition of loans held for sale. For the nine months ended September 30, 1999, there was a large increase in the provision as a result of changes in the secondary market environment for whole loan sales, which changed the composition of loans held for sale. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off, are accounted for in the allowance for loan losses.

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

Provision for Foreclosed Property Losses

The Company increased its provision for foreclosed property losses by $0.2 and $0.4 million for the three and nine months ended September 30, 2000, compared to an increase of $0.3 and $0.2 million for the three and nine months ended September 30, 1999.

Sales of real estate owned yielded net losses of $218,000 and $670,000 for the three and nine months ended September 30, 2000 versus $148,000 and $393,000 for the three and nine months ended September 30, 1999.

The following table presents the activity in the Company's allowance for foreclosed property losses and selected real estate owned data for the nine months ended September 30, 2000 and for the year ended December 1999:

(In thousands)


                                                              2000       1999
                                                          ---------   ---------

Balance at beginning of year                                 $  718      $  503
Provision charged to expense                                    417         863
Loss on sale of foreclosures                                   (670)       (648)
                                                          ---------   ---------

Balance at end of period                                     $  465      $  718
                                                          =========   =========

Real estate owned at the end of period, gross                $1,882      $2,992
      of allowance for losses

Ratio of allowance for foreclosed property losses             24.71%      24.00%
      to gross real estate owned at the end of period



The Company maintains a reserve on its real estate owned ("REO") based upon management's assessment of appraised values at the time of foreclosure. The increase in the provision for foreclosed property losses relates to losses on real estate owned sales for the three and nine month periods ended September 30, 2000 and 1999. While the Company's management believes that its present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

Financial Condition at September 30, 2000 and December 31, 1999

Assets

The total assets of the Company were $63.4 million at September 30, 2000 compared to total assets of $98.6 million at December 31, 1999.

Cash and cash equivalents increased by $1.9 million to $12.6 million at September 30, 2000, from $10.7 million at December 31, 1999. The cash position increased because the loan origination volume was less than anticipated for the level of certificate of deposit borrowings.

Net mortgage loans receivable decreased by $31.3 million to $35.4 million at September 30, 2000. The 46.9% decrease in 2000 is primarily due to the Company selling more loans than were originated in-house during the first nine months of 2000. The Company generally sells loans within sixty days of origination.

Real estate owned ("REO") decreased by $0.9 million to $1.4 million at September 30, 2000. The 37.7% decrease in REO resulted from the sale of $2.8 million in REO properties compared to additions of $1.8 million to REO during the nine months ended September 30, 2000.

Investments increased by $0.3 million to $2.9 million at September 30, 2000. Investments consist primarily of an Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio and FHLB stock owned by the Bank. The 10.7% increase in investments in the first nine months of 2000 is primarily due to the purchase of shares of FHLB stock.

Premises and equipment decreased by $0.5 million to $5.6 million at September 30, 2000. The decrease is due to the depreciation of these assets for the first nine months of 2000.

Goodwill (net) decreased by $0.1 million to $1.0 million at September 30, 2000. The decrease is due to the amortization of the intangible asset for the first nine months of 2000.

Income tax receivable decreased by $3.6 million to $2.0 million at September 30, 2000. The 64.1% decrease represents the receipt of a refund due on federal taxes based upon actual tax return filing.

The deferred tax asset decreased by $0.6 million to $1.1 million at September 30, 2000. The decrease related to the establishment of a $0.4 million valuation allowance for future unrealizable benefits for the deferred tax asset. The valuation allowance is based upon an assessment by management of future taxable income and its relationship to realizability of deferred tax assets. The remainder of the decrease relates to changes in timing differences of the deferred tax asset.

Other assets decreased by $0.4 million to $1.3 million at September 30, 2000. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets. The majority of the decrease was in accrued interest receivable, which was due to a lower average loans held for sale at September 30, 2000.

Liabilities

Outstanding balances for the Company's revolving warehouse loans decreased by $14.3 million to $3.1 million at September 30, 2000. The 82.0% decrease in the first nine months of 2000 was primarily attributable to the decrease in loans receivable.

The Bank's deposits totaled $39.0 million at September 30, 2000 compared to $55.3 million at December 31, 1999. Of the certificate accounts on hand as of September 30, 2000, a total of $32.5 million was scheduled to mature in the twelve-month period ending September 30, 2001.

During the three and nine month periods ended September 30, 2000, the Company received $3.0 million in money market deposits through an arrangement with a local NYSE member broker/dealer. There were no money market deposits for the three and nine month periods ended September 30, 1999.

As of December 31, 1999, the Bank borrowed $4.6 million from the Federal Home Loan Bank (FHLB) to fund loan production. There were no borrowings at September 30, 2000.

Promissory notes and certificates of indebtedness totaled $4.8 million at September 30, 2000 compared to $5.1 million at December 31, 1999. The 5.3% decrease is primarily due to the redemption of maturing promissory notes and certificates. In the first nine months of 2000 and for the year of 1999, the Company was not soliciting new promissory notes or certificates of indebtedness. The Company has utilized promissory notes and certificates of indebtedness, which are subordinated to the Company's warehouse lines of credit, to help fund its operations since 1984. Promissory notes outstanding carry terms of one to five years and interest rates between 8.00% and 10.00%, with a weighted-average rate of 9.76% at September 30, 2000. Certificates of indebtedness are uninsured deposits authorized for financial institutions like the Company, which have Virginia industrial loan association charters. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 9.28% at September 30, 2000.

Mortgage loans payable totaled $2.6 million at September 30, 2000 compared to $2.3 million at December 31, 1999. The $0.2 million increase is a combination of a $0.3 first mortgage payable on one of its REO properties as well as a minimal decrease in mortgage loans payable due to the normal principal reduction with payments made on the note payable.

Accrued and other liabilities decreased by $0.7 million to $1.7 million at September 30, 2000. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The 30.8% decrease is the result of various payments of year end accrued expenses.

Shareholders' Equity

Total shareholders' equity at September 30, 2000 was $9.2 million compared to $11.3 million at December 31, 1999. The $2.1 million decrease in 2000 was due to the $2.1 million loss for the nine months ended September 30, 2000.

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


Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to the Company's ability to continue to originate loans. The Company has historically operated, and expects to operate in the future on a negative cash flow basis from operations based upon the timing of proceeds used to fund loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 45 days after proceeds are used to fund the loan. However, for the nine months ended September 30, 2000, the Company generated cash from operating activities of $32.8 million, due largely to the fact that the Company sold a greater volume of loans than it funded during the period. The net cash provided by operating activities was primarily used to fund mortgage loan originations. For the nine months ended September 30, 1999 the Company generated cash from operating activities of $57.0 million.

The Company finances its operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the nine months ended September 30, 2000, the Company paid down debt from financing activities of $32.3 million, this was primarily the result of proceeds from loan sales in excess of new borrowings for funding loan originations. For the nine months ended September 30, 1999, the Company paid down debt from financing activities of $59.1 million.

The Company's borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on Company office buildings, FHLB advances, subordinated debt and loan proceeds payable) were 82.8% of assets at September 30, 2000 compared to 86.1% at December 31, 1999.

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

Bank Sources of Capital

The Bank's deposits totaled $39.0 million at September 30, 2000 compared to $55.3 million at December 31, 1999. The Bank currently utilizes funds from deposits and a $15 million line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans. The Company plans to increase the use of credit facilities and funding opportunities available to the Bank.

Warehouse and Other Credit Facilities

In addition to the Company's $15 million line of credit with the FHLB of Atlanta, it has available funding from warehouse facilities with other non-affiliated financial institutions.

On July 21, 2000, the Company obtained a $40.0 million line of credit from Bank United. The credit line can be used for prime and sub-prime mortgage loans and is secured by loans originated by the Company. The line bears interest at a rate of 2.00% and 2.75% over the one-month LIBOR rate for prime and sub-prime loans respectively. The Company may receive warehouse credit advances of 98%, 97%, and 90% for prime, sub-prime, and high LTV loans (loans with LTV's greater than 90%), respectively, of the collateral value amount on pledged mortgage loans for a period of 90 days after advance of funds on each loan. If a loan has not been purchased by an investor within 90 days of such advance, the interest rate on the loan increases to 3.75% over the one-month LIBOR and the Company has an additional 30 days to sell the loan or purchase the loan back from the warehouse. The aged loan sublimit is $2.0 million. As of September 30, 2000, $3.2 million was outstanding under this facility. The line of credit is scheduled to expire on July 21, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of September 30, 2000 the Company is in compliance with all financial covenants.

On November 10, 1999, the Company obtained a $20.0 million sub-prime line of credit from Regions Bank. The line is secured by loans originated by the Company and bears interest at a rate of 3.25% over the one-month LIBOR rate. The

Company may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of September 30, 2000 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of September 30, 2000 the Company is in compliance with all financial covenants.

On November 10, 1999, the Company obtained a $20.0 million conforming loan line of credit from Regions Bank. The line is secured by loans originated by the Company and bears interest ranging from 2.25% to 2.75% over the one-month LIBOR rate based upon the monthly advance levels. The Company may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of September 30, 2000 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of September 30, 2000 the Company is in compliance with all financial covenants.

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

Other Capital Resources

Promissory notes and certificates of indebtedness, have been a source of capital for the Company since management acquired the Company in 1984 and are issued primarily according to an exemption from security registration available to the Company under its industrial loan association charter. Promissory notes and certificates of indebtedness totaled $4.8 million at September 30, 2000 compared to $5.1 million at December 31, 1999. These borrowings are subordinated to the Company's warehouse lines of credit. The Company cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer its primary state of operation. The Company is currently preparing an S-1 registration statement to be presented to the Company's Board of Directors for approval for the registration of unsecured subordinated investment certificates and money market accounts. Subject to the Board of Director's approval, the offering will only be made through a prospectus on a delayed and continuous basis under rule 415 under the Securities Act of 1933.

The Company had cash and cash equivalents of $12.6 million at September 30, 2000. The Company has sufficient resources to fund its current operations. Alternative sources for future liquidity and capital resource needs may include the issuance of debt or equity securities, increase in Saving Bank deposits and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, the terms and covenants associated with the alternative capital source. Management expects that the Company and the industry will continue to be challenged by a limited availability of capital, a reduction in premiums received on non-conforming mortgage loans sold in the secondary market compared to premiums realized in recent years, new competition and a rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to and borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 1999 and the first nine months of 2000, the Bank maintained liquidity in excess of the required amount, and management anticipates that it will continue to do so.

Bank Regulatory Capital

At September 30, 2000, the Bank's book value under generally accepted accounting principles ("GAAP") was $9.4 million. OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and
(3) overall risk-based capital of 8.0% of total risk-weighted assets. As of September 30, 2000, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank's GAAP capital to regulatory capital:

                                                                Tangible          Core         Risk-Based
(In thousands)                                                   Capital        Capital          Capital
GAAP capital                                                      $9,304         $9,304            $9,304
Add:  unrealized loss on securities                                   16             16                16
Nonallowable asset:  goodwill                                       (564)          (564)             (564)
Additional capital item:  general allowance                            -              -               230
                                                              ------------   ------------   -------------
Regulatory capital - computed                                      8,756          8,756             8,986
Minimum capital requirement                                          779          2,077             3,034
                                                              ------------   ------------   -------------
Excess regulatory capital                                         $7,977         $6,679            $5,952
                                                              ============   ============   =============

Ratios:
     Regulatory capital - computed                                 16.87%         16.87%            23.69%
     Minimum capital requirement                                    1.50%          4.00%             8.00%
                                                              ------------   ------------   -------------
Excess regulatory capital                                          15.37%         12.87%            15.69%
                                                              ============   ============   =============

Recently an FDIC discussion draft proposal has been made public regarding requirements for subprime lenders. Under the proposal, regulatory capital required to be held for certain loan classes included in the institution's portfolio could be increased. The ultimate resolution of this proposal is uncertain at this time. However, management believes that the Bank can remain in compliance with its capital requirements.

The Company is not aware of any other trends, events or uncertainties other than those discussed in this document, which will have or that are likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations. The Company is not aware of any other current recommendations by regulatory authorities, which if they were implemented would have such an effect.


Interest Rate Risk Management

The Company originates mortgage loans for sale as whole loans. The Company mitigates its interest rate exposure, and the related need for hedging activity, by selling most of the loans within sixty days of origination. However, the Company may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. Currently loans held for investment by the Bank are primarily composed of adjustable rate mortgages in order to minimize the Bank's interest rate risk exposure. However, excluding the Bank's loans held for investment the majority of loans held by the Company beyond the normal sixty-day holding period are fixed rate instruments. Since most of the Company's borrowings have variable interest rates, the Company has exposure to interest rate risk. For example, if market interest rates were to rise between the time the Company originates the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of its fixed rate mortgage loans held for sale, the Company in certain cases, may enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. If the value of an interest rate hedge position decreases in value, offsetting an increase in the value of the hedged loans, the Company, upon settlement with its counter-party, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans. Conversely, if the value of a hedge position increases, offsetting a decrease in the value of the hedged loans, the Company will receive the hedge gain in cash at settlement. The Company's management believes that its current hedging strategy using Treasury rate lock contracts is an effective way to manage interest rate risk on fixed rate loans prior to sale. The Company may in the future enter into similar transactions with government and quasi-government agency securities in relation to its origination and sale of conforming mortgage loans or similar forward loan sale commitments concerning non-conforming mortgages. Prior to entering into any type of hedge transaction or forward loan sale commitment, the Company performs an analysis of the loan associated with the transaction or commitment taking into account such factors as credit quality of the loans, interest rate and term of the loans, as well as current economic market trends, in order to determine the appropriate structure and/or size of a hedge transaction or loan sale commitment that will to limit the Company's exposure to interest rate risk. The Company had no hedge contracts or forward commitments outstanding at September 30, 2000. The Company has not entered into any hedge contracts since the fourth quarter of 1997. That commitment expired during the first quarter of 1998.

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

The majority of the assets of the Company are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Inflation affects the Company most significantly in the area of residential real estate values and inflation's effect on interest rates. Real estate values generally increase during periods of high inflation and are stagnant during periods of low inflation. While, interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, normally interest rates increase during periods of high inflation and decrease during periods of low inflation.

Loan origination volume generally increases as residential real estate values increase because homeowners have new home equity values against which they can borrow. A large portion of the Company's loan volume is related to refinancing and debt consolidation mortgages, therefore, an increase in real estate values enhances the marketplace for this type of loan origination. Conversely, as residential real estate values decrease, the market for home equity and debt consolidation loan origination decreases. Additionally, an increase or decrease in residential real estate values may have a positive or negative effect, respectively, on the Company's liquidation of foreclosed property.

Because the Company sells a significant portion of the loans it originates, the effect that inflation has on interest rates has a diminished effect on the Company's results of operations. However, the Company holds a portfolio of loans held for investment, the size of which varies from time to time and this portfolio will be more sensitive to the effects of inflation and changes in interest rates. Profitability may be directly affected by the level and fluctuation of interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. (See: "Interest Rate Risk Management").

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

While the Company has no plans to adopt a Securitization loan sale strategy at this time, if it were to do so in the future, then to the extent servicing rights and interest-only and residual classes of certificates are capitalized on the Company's books from future loan sales through securitization, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely affecting earnings. A significant decline in interest rates could increase the level of loan prepayments. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow the Company to increase the value of interest-only and residual certificates, which could have a favorable effect on the Company's results of operations and financial condition.

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

The majority of the loans originated by the Company are sold through the Company's loan sale strategies in an attempt to limit its exposure to interest rate risk in addition to generating cash revenues. The Company sold, during 1999 and the first nine months of 2000 approximately 98.1% of the total loans originated and funded in-house during the year ended December 31, 1999. The Company expects to sell the majority of its loan originations, other than loans specifically originated to hold for investment and yield, during the same twelve-month period in which they are funded by the Company in future periods. Also, the Company sold, during the first nine months in 2000, approximately 92.8% of loans originated and funded in-house during the period beginning January 1, 2000 and ending August 31, 2000. As a result, loans are held on average for less than 12 months in the Company's portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at September 30, 2000, as anticipated, and is expected to remain negative in future periods. The Company has no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that the Company sells the majority of its loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

The Company's one-year gap was a negative 22.38% of total assets at September 30, 2000, as illustrated in the following table:

                                                       One Year               Two          Three to       More Than Four
            Description                  Total         Or Less               Years        Four Years          Years
            -----------                  -----         -------               -----        ----------          -----


Interest earning assets:
Loans receivable (1)                       $36,553        $ 12,757          $    756       $  1,782           $21,258
Cash and other interest-bearing assets      12,593          12,593
                                   ---------------     -----------      ------------     ----------      ------------

                                            49,146        $ 25,350          $    756       $  1,782           $21,258
                                                       ===========      ============     ==========      ============

Allowance for loan losses                   (1,111)
Premises and equipment, net                  5,580
Other                                        9,807
                                   ---------------

Total assets                               $63,422
                                   ===============


Interest-bearing liabilities:
Revolving warehouse lines                  $ 3,151           3,151
FDIC - insured deposits                     39,041          32,508             3,860          2,673
FDIC - insured money market account          2,967           2,967
Other interest-bearing liabilities           7,494             920               711          2,680             3,183
                                   ---------------     -----------      ------------     ----------      ------------
                                            52,653        $ 39,546          $  4,571       $  5,353           $ 3,183
                                                       ===========      ============     ==========      ============


Non-interest-bearing liabilities             1,554
                                   ---------------
Total liabilities                           54,207
Shareholders' equity                         9,215
                                   ---------------

Total liabilities and equity               $63,422
                                   ===============


Maturity/repricing gap                                    $(14,196)         $ (3,815)      $ (3,571)          $18,075
                                                       ===========      ============     ==========      ============

Cumulative gap                                            $(14,196)         $(18,011)      $(21,582)          $(3,507)
                                                       ===========      ============     ==========      ============


As percent of total assets                                  (22.38)%          (28.40)%       (34.03)%           (5.53)%

Ratio of cumulative interest                                  0.64              0.59           0.56               .93
 earning
   Assets to cumulative interest
    earning
    liabilities
=====================================================================================================================

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of the Company's market risks is the gap table on page 29. The gap table shows that the Company's one-year gap was a negative 22.38% of total assets at September 30, 2000. The Company originates fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of September 30, 2000, 58.2% of the principal on the loans was expected to be received more than four years from that date. However, the Company's activities are financed with short-term loans and credit lines, 75.1% of which reprice within one year of September 30, 2000. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate loans that it originates. If the Company's ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, the Company could be subject to substantial interest rate risk.

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

In an environment of stable interest rates, the Company's gains on the sale of mortgage loans would generally be limited to those gains resulting from the yield differential between mortgage loan interest rates and rates required by secondary market purchasers. A loss from the sale of a loan may occur if interest rates increase between the time the Company establishes the interest rate on a loan and the time the loan is sold. Fluctuating interest rates also may affect the net interest income earned by the Company, resulting from the difference between the yield to the Company on loans held pending sale and the interest paid by the Company for funds borrowed, including the Company's warehouse facilities, subordinated debt, and the Bank's FHLB advances and FDIC-insured customer deposits. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize gains on the sale of financial assets in future periods.

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

Asset Quality

The following table summarizes all of the Company's delinquent loans at September 30, 2000 and December 31, 1999:

(in thousands)

                                                        2000           1999
                                                  ----------    -----------

Delinquent 31 to 60 days                             $   960        $   864
Delinquent 61 to 90 days                                 435            264
Delinquent 91 to 120 days                                500            513
Delinquent 121 days or more                            1,505          1,466
                                                  ----------    -----------

Total delinquent loans (1)                           $ 3,400        $ 3,106
                                                  ==========    ===========

Total loans receivable outstanding, gross            $37,050        $69,054
                                                  ==========    ===========

Delinquent loans as a percentage of
  Total loans outstanding:
Delinquent 31 to 60 days                                2.59%          1.25%
Delinquent 61 to 90 days                                1.17           0.39
Delinquent 91 to 120 days                               1.35           0.74
Delinquent 121 days or more                             4.06           2.12
                                                  ----------    -----------

Total delinquent loans as a percentage
   of total loans outstanding                           9.17%          4.50%
                                                  ==========    ===========

_____________
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 31 days or more past due. Interest on loans held for investment by the Bank is accrued until the loans become 90 days or more past due. Non-accrual loans were $2.4 million and $2.2 million at September 30, 2000 and December 31, 1999 respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $268,000 and $235,000 for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. The amount of interest income on the non-accrual loans, that was included in net income for the nine months ended September 30, 2000 and the twelve months ended December 31, 1999 was $98,000 and $109,000, respectively.

Loans delinquent 31 days or more as a percentage of total loans outstanding increased to 9.17% at September 30, 2000 from 4.50% at December 31, 1999. The increase in percentage of delinquent loans resulted primarily from a 46% decrease in the size of the serviced loan portfolio and also from a management conversion in the collections department.

At September 30, 2000 and December 31, 1999 the recorded investment in loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $2.0 million and $2.0 million, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2000 and the year ended December 31, 1999 was approximately $1.4 million and $3.5 million, respectively.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K -

          (a)  Exhibits:

               10   Employment Contract between the Company and Barry Epstein
               dated September 18,2000

               27   Financial Data Schedule

          (b)  Reports on Form 8-K:
               No reports on Form 8-K have been filed during the nine (9) months ending September 30, 2000.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 2000          APPROVED FINANCIAL CORP.
       -----------------


                                        By: /s/ Allen D. Wykle
                                            ------------------
                                            Allen D. Wykle,
                                            Chairman, President,
                                            and Chief Executive Officer


                                        By: /s/ Eric S. Yeakel
                                            ------------------
                                            Eric S. Yeakel,
                                            Its Treasurer and Chief Financial
                                            Officer