Form 10-K
period 2000-12-31
APPROVED FINANCIAL CORP
filed 2001-04-02
CIK 1053924

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
                                   -----------
                                 Amendment No. -
                                ----------------

                                  ANNUAL REPORT
                         Pursuant to Section 13 or 15(D)
               of the Securities Exchange Act of 1934 ( "the Act")
                   For the Fiscal Year Ended December 31, 2000
                   --------------------------------------------

                        Commission File Number 000-23775
                        --------------------------------

                            Approved Financial Corp.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Virginia                                         52-0792752
-----------------------------------                    -------------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                        Identification Number)

         1716 Corporate Landing Parkway, Virginia Beach, Virginia 23454
         --------------------------------------------------------------
               (Address of Principal Executive Office)       (Zip Code)

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

                                      None
                                     ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,482,114 shares at March 15, 2001.


                DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

--------------------------------------------------------------------------------
INCORPORATED DOCUMENTS                   WHERE INCORPORATED IN FORM 10-K
--------------------------------------------------------------------------------
1. Certain portions of the               Part III -Items 10, 11, 12 and 13.
   Corporation's Proxy Statement
   for the Annual Meeting of
   Stockholders to be held on June
   11, 2001 ("Proxy Statement").
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            Approved Financial Corp.
                           Annual Report on Form 10-K
                                 Amendment No. -
                   For the Fiscal Year Ended December 31, 2000

                      INFORMATION REQUIRED IN ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1. Business.

General ...................................................................    2
Business Strategy .........................................................    5
Our Borrowers and Loan Products ...........................................    8
Underwriting Guidelines ...................................................   12
Mortgage Loan Servicing ...................................................   19
Marketing .................................................................   21
Sources of Funds and Liquidity ............................................   23
Bank's Sources of Funds ...................................................   24
Taxation ..................................................................   26
Employees .................................................................   27
Service Marks .............................................................   27
Effect of Adverse Economic Conditions .....................................   27
Concentration of Operations ...............................................   28
Future Risks Associated with Loan Sales through
 Securitizations ..........................................................   28
Contingent Risks ..........................................................   28
Competition ...............................................................   29
Regulation ................................................................   30
OTS Regulation of Approved Financial Corp .................................   33
Regulation of the Bank ....................................................   36
Legislative Risk ..........................................................   46
Environmental Factors .....................................................   47
Dependence on Key Personnel ...............................................   47
Control by Certain Shareholders ...........................................   47

Item 2. Properties.

Properties ................................................................   49

Item 3. Legal Proceedings.

Legal Proceedings .........................................................   50

Item 4. Submission of Matters to a Vote of Security Holders.

Submission of Matters to a Vote of Security Holders .......................   50

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Price of and Cash Dividends on Common Equity .......................   51
Absence of Active Public Trading Market and Volatility
 of Stock Price ...........................................................   52
Transfer Agent and Registrar ..............................................   52
Recent Open Market Purchase of Common Stock by the
 Company ..................................................................   52
Recent Sales of Unregistered Securities ...................................   52

Item 6. Selected Financial Data.

Selected Financial Data ...................................................   54

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General ...................................................................   56
Results of Operations - Years Ended December 31, 2000 and 1999 ............   57
Results of Operations - Years Ended December 31, 1999 and 1998 ............   69
Financial Condition - December 31, 2000, 1999 and 1998 ....................   83
Liquidity and Capital Resources ...........................................   85
Interest Rate Risk Management .............................................   89
New Accounting Standards ..................................................   90
Impact of Inflation and Changing Prices ...................................   92

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management - Asset/Liability Management .......................   94
Interest Rate Risk ........................................................   97
Asset Quality .............................................................   99

Item 8. Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data ..............................   100

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure ...................................   100

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding certain relationships and related transactions appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 11, 2001 and is incorporated herein by reference.

Item 11. Executive Compensation.

Information regarding executive compensation appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 11, 2001 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 11, 2001 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 11, 2001 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports on Form 8-K.

Financial Statements and Exhibits ........................................   101

Signatures ...............................................................   106

                                     PART I

                                ITEM 1 - BUSINESS

Forward Looking Statements

Some of the information in this report may contain forward-looking statements. These forward-looking statements regarding our business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in those statements. Forward-looking statements involve risks and uncertainties described under "Risk Factors", "Business", "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", "Interest Rate Risk" And "Quantitative And Qualitative Discussion About Market Risk" Sections, as well as other portions of the report, which could cause actual results to differ materially from historical earnings and those presently anticipated. When considering forward-looking statements, you should keep these risk factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement.

Certain statements in this report which are not merely historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 concerning Approved Financial Corp. and our subsidiaries concerning future loan production volume, revenues from loan sales, restructuring and expense reduction initiatives, ability to profitably participate in any present or future line of business or operation are forward-looking statements. You can identify these statements by words or phrases such as "will likely result," "may," "expected to," "will continue to," "is anticipated," "estimate," "projected," "intends to", "plans to", "is likely" or other similar words. There are a number of important factors that could cause our actual results to differ materially from those indicated in such forward-looking statements. Those factors include, but are not limited to our ability to implement restructuring and expense reduction plans, our ability to retain experienced personnel, any changes in residential real estate values, changes in industry competition, general economic conditions, changes in interest rates, changes in the demand for non-conforming or conforming mortgage loans, our availability of affordable funding sources for capital liquidity, changes in loan prepayment speeds, delinquency and default and loss rates, changes in regulatory issues concerning mortgage companies, federal banks, or insurance companies, changes in GAAP accounting standards effecting our financial statements, and any changes which influence any market for profitable sales of all of our products and services including mortgage loans.

General

Primary Business. Approved Financial Corp. is a Virginia-chartered financial institution, principally involved in originating, purchasing, servicing and selling loans secured primarily by conforming and non-conforming first and junior liens on owner-occupied, one-to-four-family residential properties. We offer both fixed-rate and adjustable-rate loans for debt consolidation, home improvements, purchase and other purposes. Through our retail division we also originate, service and sell traditional conforming mortgage products and government mortgage products such as VA and FHA. Historically, our specialty was lending to the "non-conforming" borrower who does not meet traditional "conforming" or government agency credit qualification guidelines, but who exhibits both the ability and willingness to repay the loan. However, during the year ended December 30, 2000, approximately twenty percent of the loans funded in-house were conforming or government loans and eighty percent (80%) were non-conforming. Of the non-conforming loans slightly over eighty-one percent (81%) were 'A' credit quality, approximately seventeen percent (17%) were 'B' credit quality, and less than two percent (2%) were 'C' credit grades.(For explanation of credit quality ratings see: "non-conforming underwriting")

We utilize broker and retail channels to originate loans. At the broker level, an extensive network of independent mortgage brokers generates referrals. This loan source has been a successful and profitable mainstay of the business for many years. We began making residential mortgage loans through retail offices during the fourth quarter of 1994. In 2000, the dollar volume in the broker lending division accounted for 48.7% of total originations and the retail lending division accounted for 51.3% of total originations. In 1999, the dollar volume in the broker lending division accounted for 32.5% of total originations and the retail lending division accounted for 67.5% of total originations. Our current initiatives for the mortgage business focus on increasing future origination volume in a cost-effective manner through the broker and retail channels.

Once loan applications are received from the broker and retail networks, the underwriting risk analysis is completed and the loans are funded, we typically package the loans and sell them on a whole loan basis to institutional investors consisting primarily of larger financial institutions. We sell conforming loans to large financial institutions and to government and quasi-government agencies. The proceeds from these sales release funds for additional lending.

We historically have derived our income primarily from the premiums received on whole loan sales to institutional investors, net warehouse interest earned on loans held for sale, net interest income on loans held for yield, origination and other fees received as part of the loan application process and to a lesser extent from ancillary fees associated with the portfolio of loans serviced and from our other financial services offered through Approved Financial Solutions. In future periods, we may generate revenue from loans sold through alternative loan sale strategies such as securitization, from other types of lending activity and from the sale of other financial products and services.

Corporate History. Incorporated in 1952 as a subsidiary of Government Employees Insurance Co. ("GEICO"), Approved Financial Corp. was acquired in September 1984 by, among others, several members of current management. We are headquartered in Virginia Beach, Virginia, and hold a Virginia industrial loan association charter and are therefore subject to the supervision, regulation and examination of the Virginia State Corporation Commission's Bureau of Financial Institutions.

As of December 31, 2000, Approved Financial Corp. had four primary operating subsidiaries:

      o     Approved Federal Savings Bank ("Bank")
      o     Approved Residential Mortgage, Inc. ("ARMI")
      o     Approved Financial Solutions ("AFS").
      o     Global Title of Maryland, Inc.

Bank. In September 1996 we acquired Approved Federal Savings Bank (the "Bank"), a federally chartered institution. The Bank is subject to the supervision, regulation and examination of the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation ("FDIC"). We are a registered savings and loan holding company under the federal Home Owner's Loan Act ("HOLA") because of our ownership of the Bank. As such, we are subject to the regulation, supervision and examination of the OTS. The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.

The principal business activity of the Bank, also headquartered in Virginia Beach, is attracting deposits and originating, investing in and selling loans primarily secured by first and junior mortgage liens on single-family dwellings, including condominium units. To a lesser extent the Bank from time to time originates consumer loans to credit worthy customers. The Bank also invests in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Bank are highly dependent on net interest income, the difference between interest income earned on loans and investments and the cost of deposits and borrowed funds. The Bank's charter provides for ease of entry into new markets, with reduced legal costs. By taking advantage of the flexible provisions of the charter, the Bank is able to make real estate-secured loans in many states without the expense and time involved in the licensing process for non-bank mortgage companies. The Bank originates loans utilizing a network of mortgage brokers for loan referrals and through retail mortgage lending offices. The Bank has contracted us to provide the processing, underwriting and closing procedures for Bank operations. We have agreed to purchase all nonconforming mortgage loans made by the Bank. We have sold in the secondary market most of the loans purchased from the Bank.

Deposit accounts of the Bank up to $100,000 are insured by the Association Insurance Fund, administered by the FDIC. The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta. Therefore, the Bank and we are subject to the supervision, regulation and examination of the OTS and the FDIC. The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.

Approved Residential Mortgage, Inc. ("ARMI") was formed in April 1993. Initially ARMI originated loans through broker referrals. In 1994 ARMI opened its first retail operation. Currently, ARMI's primary business activity is to originate non-conforming residential mortgage loans on a retail basis.

Approved Financial Solutions, Inc. ("AFS") was formed in November of 1998 for the initial purpose of offering life insurance to our loan customers. To date, life insurance sales have not represented a material source of revenue and are not anticipated to do so in the near future. AFS offers title insurance in certain states where it holds licenses and ofers other ancillary financial products such as Mortgage Acceleration Program ("MAP") and Debt Free Solutions Program. (See: "Business Strategy (v) Expand product and financial service offerings")

Global Title of Maryland, Inc. To facilitate the restructure of our title insurance division, this subsidiary was formed during the first part of the year 2000 and offers title insurance products to our customers in Maryland.

Inactive Subsidiary. A fifth wholly owned subsidiary, MOFC, Inc. d/b/a/ ConsumerOne Financial ("ConsumerOne"), located in Birmingham, Michigan was acquired in December of 1998. The operations of ConsumerOne were transferred to the Bank during 2000 and currently operate as a retail loan origination branch of the Bank and serves as a disaster "hot" site for us.

Business Strategy

Our current corporate business strategies include but are not limited to the following:

(i)   Maintain quality loan underwriting and servicing standards.

(ii) Maintain strict cost controls and reduce expenses through the continued application of new technologies.

(iii) Increase revenues by expanding the level of profitable residential mortgage volume from the retail division, through strategic alliances and from broker referrals and through utilization of the internet.

(iv) Diversify loan sale strategies and investors with a commitment to prudent management of cash flow.

(v)   Expand product and financial service offerings.

(vi) Build on the business opportunities provided by a federal savings bank charter.

(vii) Enhance our capital base by evaluation of opportunities afforded to us from various sources.

(i) Maintain Quality Loan Underwriting and Servicing Standards. Our underwriting and servicing staff have experience in the non-conforming, home equity loan industry. We believe that the experience of our underwriting and servicing staff provides us with the infrastructure and skills necessary to maintain our commitment to solid underwriting standards during periods of rapid growth as well as through times of unprecedented competition, which the mortgage industry has experienced over recent years.

(ii) Maintain strict cost controls and reduce expenses through the continued application of new technologies. During 1999 we implemented several cost cutting campaigns, one of which centralized all marketing and advertising efforts in the Virginia Beach headquarters location. Additionally, during December of 1999 we combined the home office staff of three Virginia Beach locations into its new headquarters building. This move facilitates greater operating efficiencies and improved internal communication. Another campaign introduced in October of 1999, was the conversion to a new systems platform. The benefits anticipated from this conversion include but are not limited to, a significant reduction in the amount of multiple data entry, the transfer of documents electronically ("e-docs"), real-time management reporting, remote location interactive training for users and greatly enhanced data integrity and quality control.

(iii) Increase revenues by expanding the level of profitable mortgage volume from retail division, through strategic alliances, from broker referrals and through utilization of the internet.

Retail. We intend to expand our loan origination volume from its retail branch network by maintaining larger sales staffs in fewer locations and retaining highly seasoned mortgage professionals as branch managers and as corporate sales trainers.

Strategic Alliances. We look to strengthen our retail loan production capabilities not only through internal growth, but also from time to time through the development of strategic alliances with other mortgage companies. We believe that these relationships can accelerate the pace of growth in a cost-effective manner with minimal initial investment or long-term financial commitment. These candidates must exhibit management styles compatible with our management team and offer and implement business strategies that complement our own. We adhere to the belief that "people" are more important than "location" in the lending business, therefore we seek qualified individuals with proven track records for management positions and or strategic relationships in lieu of targeting a geographic area and then looking for an appropriate candidate.

Broker Referrals. Our wholesale division sales efforts are conducted through account executives with extensive experience in the non-conforming mortgage business located in several states. To augment these sales efforts we are building an inside sales staff who solicit and coordinate broker referral business from the home office in Virginia Beach. We launched, during September of 2000, and are currently developing a new wholesale division, located in Huntington Beach, California, to service the western portion of the United States.

Internet Applications. We continue to refine our business-to-business and business-to-customer web-based platform to facilitate more efficient, cost-effective service and ready access to information to our broker network, our off site sales staff as well as consumers. This password secured application allows off site loan origination personnel to access their loan files in process, retrieving underwriting status and outstanding stipulations needed. We feel that this type of application presents immediate value to us. We launched a web site http://www.approvedfinancialsolutions.com during 2000 related to our new financial services products (see (v) Broaden Product Offerings in this section).

(iv) Diversify loan sale strategies and investors with a commitment to prudent management of cash flow. We historically have sold our loans on a whole loan basis receiving cash at the time of sale. Beginning in the second half of 1998, many of our investors that utilized the securitization market as their primary loan sale strategy experienced significant difficulty with capital and liquidity issues. Since 1998, the secondary market place has experienced unprecedented turmoil as a result of the liquidity issues faced by many in the non-conforming mortgage industry, the result of which explains the drop in our average non-conforming loan sale premiums received from 5.4% in 1998 to 3.1% in 1999 and 2000, excluding seasoned loan sales. In order to reduce our dependence on any individual investor, we initiated a campaign to diversify our investor base by increasing the number of relationships and the types of investors to whom we sell loans. We have been successful in obtaining new investors having reduced the percentage of loans sold to a single investor from 66% in 1997 to 34% in 2000. We continue to aggressively pursue expansion of our investor base for loan sales.

While we have no current plans to do so, alternative or complementary loan sale strategies, such as asset-backed securitization, may be utilized in the future in addition to whole loan sales. However, any new strategy will be adopted only after prudent economic analysis has been performed to determine the long-term effects that such a strategy would have on our profitability, capital base and liquidity.

(v) Broaden Product Offerings. We frequently review our traditional non-conforming pricing and loan offerings for competitiveness relative to the origination and secondary markets. We introduce new loan products to meet the needs of its brokers and borrowers and to expand its market share to new customers who are not traditionally part of our market.

Ancillary product offerings are developed with the goal of leveraging current customer base internally. Examples of such offerings follow:

a. Title Insurance Division: Over the past year, we restructured our title insurance operation and retained an individual with many years of experience to manage the operation. This division is licensed in the states of Maryland and Virginia and is in the licensing process in other states where we have a strong retail presence.

b. During 2000, we launched ancillary financial products and services, such as a Mortgage Acceleration Program and Debt Free Solutions program. Both of these programs are designed to assist consumers in accelerating the repayment of their outstanding consumer and/or mortgage debt. A web site http://www.approvedfinancialsolutions.com is operational for illustration of the benefits offered by these products.

(vi) Building on Our Investment in the Bank. The Bank's ability to raise FDIC-insured deposits and to obtain Federal Home Loan Bank advances to finance its activities is a significant benefit to us by providing a lower cost source of funds. The Bank facilitates ease of entry into new states by way of the charter, which exempts many expensive and time consuming licensing procedures. The Bank as a federal thrift charter provides many additional opportunities that we have not yet developed, such as Small Business Administration (SBA) and Small Business Investment Corporation (SBIC) and Trust activities. We are currently exploring the possibility of launching an SBA lending operation.

(viii) Enhance Our Capital Base.

      We evaluate opportunities as afforded to us from time to time to strengthen our capital position by means of a variety of business options including but not limited to the following types of activity.

      a. Industry Consolidation and Strategic Relationships. Recent industry trends reflect high levels of industry consolidation through merger and acquisition activity and the formation of various strategic relationships among participants.

Capital Offerings. The issuance of private or public, equity or debt securities. On December 14,2000 we filed for registration of subordinated debt securities on Form S1 with the Securities and Exchange Commission ("SEC"). This filing is for the continuous offering of securities pursuant to Rule 415 under the Securities Act of 1933. The filing is not yet 'effective' with the SEC or the various states where we have applied for its registration. There can be no assurance at this time that we will finalize this registration nor that we will issue any of the related securities as a source of capital.

Our Borrowers and Our Loan Products

Our primary products are fixed-rate and adjustable-rate mortgage loans for purposes such as debt consolidation, home improvements and home purchase, serving both conforming and non-conforming borrowers. These loans secured primarily by first and junior liens on owner-occupied, one-to-four-family residential properties. Borrowers may gain the income tax advantages of real estate-secured debt by paying off higher-rate credit cards on which interest payments are generally not tax-deductible.

Prior to the establishment of a conforming origination division in March 1999, we catered primarily to individuals who do not meet the strict qualification guidelines established by most conforming lending programs. However, the credit grade of our funded loans has moved up the credit grade scale over the past few years. Approximately twenty percent (20%) of loans funded in-house during the year 2000 were conforming loans and eighty percent (80%) were non-conforming. However, of the non-conforming loans funded, over eighty-one percent (81%) were 'A' credit quality, approximately seventeen percent (17%) were 'B' credit quality, and less than two percent (2%) were 'C' credit grades.(For explanation of credit quality ratings see: "non-conforming underwriting")

Non-conforming customers historically have experienced limited access to credit, but their financial needs are nonetheless real. By consolidating their debts with a mortgage loan from us, these customers can often save several hundred dollars per month in cash flow, amounts that can make a significant difference in a customer's financial situation and quality of life. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing will often impair an applicant's credit record. Among our specialties is the ability to identify and assist this type of borrower in the establishment of improved credit. In this segment of the mortgage loan business, the interest rate or origination costs charged on loans is not the overriding concern of customers but rather the size of their monthly payment. Therefore, these customers are less rate-sensitive than conforming loan customers. Loans made to such credit-impaired borrowers generally entail a higher frequency of delinquency and loan losses than those for more creditworthy borrowers. The severity of loan losses is normally related to the loan to value ratios associated with a mortgage loan. In order to compensate us for the increased credit risks associated with its non-conforming borrowers, higher interest rates and origination fees or points are charged for these loans compared to higher credit quality conforming real estate loans. No assurance can be given that our underwriting policies and collection procedures will substantially reduce such risks. In the event that warehoused loans or portfolio loans held and serviced by us experience higher than anticipated delinquency, foreclosure, loss or prepayment speed rates, our results of operation or financial condition would be adversely affected.

The average size of non-conforming loans that we funded in-house during the year ended December 31, 2000 and 1999 was $71,455 and $63,000, respectively. The average size of non-conforming loans that we originated, including retail loans funded through other lenders ("brokered loans") during the year ended December 31, 2000 and 1999 was $73,714 and $71,000, respectively. The average size of conforming loans that we funded during the year ended December 31, 2000 and 1999 was $104,062 and $101,000, respectively.

There is an active secondary market for most types of mortgage loans that we originate. The majority of our loans are sold to other mortgage companies, finance companies and other financial institutions including federally chartered banking institutions. The loans are sold for cash on a whole loan, servicing-released basis. Consistent with industry practices, the loans are sold with certain representations and warranties. However, while we have no plans to do so at the present time, we may adopt alternative or complimentary loan sale strategies such as securitization in the future. We continue to invest in technology to further streamline our operating procedures, enhance productivity, reduce expenses and provide for future expansion. However, we expect that additional investments would be required if we enter the securitization business.

We have the ability to originate loans through the Bank that are not secured by real estate collateral, including consumer installment debt. To date, the amount of non-real estate secured loans originated by us have not been material. However, when offered, these products are underwritten based on the borrower's credit worthiness.

Broker Loan Originations. We originate non-conforming residential mortgage loans through a network of independent mortgage brokers who offer our products to their clients. During 2000, loans originated from mortgage broker referrals increased to $135.0 million or 48.7% of the total loan volume compared to $126.9 or 32.5% of 1999 loan volume.

In cultivating this broker network, we stress superior service, efficiency, flexibility and professionalism. Due to concentrated size and centrally-organized operations, we normally offer one business day turnaround on underwriting decisions and can close loans in as few as two business days with appropriate documentation provided to the underwriting and processing department. A wide variety of loan products have been designed to assist brokers in supporting a broader spectrum of borrowers. A team of regional sales managers and account executives assist mortgage brokers in the field and an inside sales staff is operated from our headquarters in Virginia Beach The loans are underwritten primarily in Virginia and to a lesser extent in the regional operation centers in Florida and California under the supervision of our chief Credit Officer.

In late September 2000, we launched the new wholesale operations center located in Huntington Beach, California in order to better service the western portion of the United States. Our goal for this new center is to profitably increase broker referred loan origination volume and its geographic diversification.

Retail Loan Originations. During 2000 loans originated from the retail division totaled $142.1 or 51.3% of total volume for the year compared to $263.9 or 67.5% during 1999.

As a result of the drastic changes that occurred in the mortgage industry beginning in the fourth quarter of 1998, revenues from premiums received on whole-loan sales, excluding loans owned in excess of 180 days ("seasoned loans"), dropped materially from 5.3% during the third quarter of 1998 to a low of 2.8% in the first quarter of 2000. As a result, the smaller retail branch structure, which comprised many of the locations in 1998, could no longer operate profitably. We found it necessary to dramatically restructure our retail operations. At the end of 1998, we had 26 retail branches compared to 10 as of December 31, 2000 a reduction of 62% percent. As of February 29, 2001 we have seven (7) retail production offices.

The current retail branch strategy encompasses a "super branch" structure with larger sales staffs and greater loan volume per location than in past years. We intend to continue use of this super branch strategy and to continue to build our retail sales staff located in the home office that services customers in several states.

To support the retail sales efforts, integrated marketing programs have been designed to generate new business. Retail customer demand is generated through targeted outbound telemarketing, direct mail and multimedia advertising, which in turn generate inbound telemarketing leads. (See "Marketing")

Strategic Alliances. In order to increase volume and to diversify our sources of loan originations, we seek to enter into strategic alliances with selected mortgage originators as opportunities occur. We have no predefined structure of such alliances because we anticipate that each will provide unique opportunities.

In early 2000, we began marketing for strategic partners under the name "Partners in Banking". However, in the very early stages, we determined that the expenses associated with our due diligence efforts as a result of the quality of individuals responding to our marketing efforts was not cost effective. Instead we enter negotiations from time to time with known industry professionals and/or referrals from employees and other business associates where we feel there is opportunity for creation of mutually beneficial and cost effective relationship.

During 2000, we made agreements with the management of two smaller mortgage operations located in New Jersey and Georgia. To facilitate each, we formed new retail branches that are run by management of the prior companies, hired the loan origination employees of the operations, assumed the operating expenses for their loan origination staff and provide the branches with services such as underwriting, closing, quality control, secondary marketing, human resource, legal and payroll. We had prior knowledge of or direct experience with the management of these two operations.

Underwriting Guidelines

We underwrite non-conforming, conforming conventional and government mortgage loans. Underwriting Criteria for all mortgage loans reflects the underwriting criteria of our whole-loan investors. Historically, the majority of mortgage loans funded by us have been non-conforming loans. We began funding conforming conventional and government mortgages in the second half of 1999.

Non-Conforming Mortgage Loans. Historically, we have focused on the non-conforming mortgage business. The following is a general description of the non-conforming underwriting guidelines that we currently use with respect to mortgage loans; we originate. We revise such guidelines from time to time in connection with changing economic and market conditions. We may make exceptions to these guidelines for special types of loans. We rely on the judgment of the underwriting staff in making these exceptions. Also, we will substitute underwriting guidelines of other lenders to which we anticipate selling such loans under an established buy-sell agreement.

Loan applications received from retail offices and brokers are classified according to certain characteristics including available collateral, loan size, debt ratio, loan-to-value ratio and the credit history of the applicant. Loan applicants with less favorable credit ratings generally are offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. Our underwriting standards are designed to provide a program for all qualified applicants in an amount and for a period of time consistent with each applicant's demonstrated willingness and ability to repay. Our underwriters make determinations on loans without regard to sex, marital status, race, color, religion, age or national origin. Each application is evaluated on its individual merits, applying the guidelines set forth below, to ensure that each application is considered on an equitable basis.

A current credit report by an independent and nationally recognized credit reporting agency reflecting the applicant's complete credit history is required. The credit report discloses instances of adverse credit that were reported on the applicant's record. Such information might include delinquencies, repossessions, judgments, foreclosures, bankruptcies and similar instances of adverse credit that can be discovered by a search of public records. An applicant's recent credit performance weighs heavily in our evaluation of risk. A lack of credit history will not necessarily preclude a loan if the borrower has sufficient equity in the property. Slow payments on the borrower's credit report must be satisfactorily explained and will normally reduce the amount of the loan for which the applicant can be approved.

The underwriting department is headquartered in our Virginia Beach, Virginia office. We have underwriters located in the broker operations centers in Florida and California. Our loan application and approval process generally is conducted via facsimile submission of the credit application to our underwriters. An underwriter reviews the applicant's employment history and financial status as contained in the loan application, current bureau reports and the real estate property characteristics as presented on the application in order to determine if the loan is acceptable under our underwriting guidelines. Based on this review, the underwriter assigns a preliminary rating to the application. The proposed terms of the loan are then communicated to the retail loan officer or broker responsible for the application who in turn discusses the proposal with the loan applicant. When a potential borrower applies for a loan through a branch office, the underwriter may discuss the proposal directly with the applicant. We endeavor to respond with preliminary proposed loan terms, and in most cases do respond, to the broker or borrower within one business day from when the application is received. If the applicant accepts the proposed terms, the underwriter will contact the broker or the loan applicant to gather additional information necessary for the closing and funding of the loan.

All loan applicants must have an appraisal of their collateral property prior to closing the loan. We require loan officers and brokers to use licensed appraisers that are listed on or qualify for our approved appraiser list. We approve appraisers based upon a review of sample appraisals, professional experience, education, membership in related professional organizations, client recommendations and review of the appraiser's experience with the particular types of properties that typically secure our loans.

Assessment of the applicant's demonstrated willingness and ability to repay a loan is one of the principal elements in distinguishing our lending philosophy. Like other lenders, as part of the loan approval process we utilize "debt ratios" (calculated as the borrower's monthly expenses for debts including fixed monthly expenses for housing, taxes and installment debt, as a percentage of gross monthly income), "loan-to-value ratio" or "LTV" (the gross loan amount divided by the appraised value of the property), payment history on existing mortgages, customer's history of bankruptcy, and the combined loan-to-value ratio for all existing mortgages on a property. While many lenders base approvals primarily on credit scores from various service providers, we use an applicant's credit score as an underwriting tool along with these other criteria. We rely upon experienced mortgage loan underwriters to scrutinize an applicant's credit profile and to evaluate whether an impaired credit history is a result of previous adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing will often impair an applicant's credit record.

Upon completion of the underwriting and processing functions, the loan is closed through a closing attorney or agent approved by us. The closing attorney or agent is responsible for completing the loan transaction in accordance with applicable law and our operating procedures.

We require title insurance coverage issued by an approved ALTA title insurance company of all property securing mortgage loans we originate or purchase. Our assignees and we are generally named as the insured. Title insurance policies indicate the lien position of the mortgage loan and protect us against loss if the title or lien position is not as indicated. The applicant is also required to secure hazard and, in certain instances, flood insurance in an amount sufficient to cover the building securing the loan for the entire term of the loan, for an amount that is at least equal to the outstanding principal balance of the loan or the maximum limit of coverage available under applicable law, whichever is less. Evidence of adequate homeowner's insurance naming us, as an additional insured is required on all loans.

We have general classifications with respect to the credit profiles of loans based on certain characteristics of the applicant in conjunction with other loan characteristics such as the loan-to-value ratio. Credit grade classifications for non-conforming loans are extremely objective in nature and vary greatly between lenders. Over time gradual adjustments to the criteria defining loan classifications may occur throughout the industry as the performance, in terms of delinquency and default rates, of aged pools of loans are analyzed relative to the borrower and loan characteristics of the associated loan pools.

Our classifications place each loan application into one of three letter ratings "A" through "C," with sub-ratings within those categories. Ratings are based upon a number of factors including the applicant's credit history, the loan size relative to the value of the property and the applicant's employment history and current status. We also rely on the judgment of its underwriting staff, which may make exceptions to the general criteria and upgrade a rating due to compensating factors considered appropriate to the underwriting staff. Terms of loans made by us, as well as the maximum loan-to-value ratio and debt service-to-income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the application. Applicants falling into a lower credit classification will generally pay higher rates and loan origination fees than those in higher credit classifications in order to compensate the lender for assuming greater credit risk.

The credit classification criteria used by the investors to whom we sell our loans have significant influence on our general loan classifications as set forth below. The following are subject to adjustments from time to time and the underwriting staff's judgment of compensating factors that merit exceptions.

      "A" Risk. Under the "A" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

      o Existing mortgage loans: a maximum of two 30-day late payment(s) within the last 12 months. (case-by-case exceptions are made provided the credit score is greater than 599) Non-mortgage credit: minor derogatory items are allowed, but a letter of explanation is required.

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

      o     Debt service-to-income ratio: 60% or less.

      "B" Risk. Under the "B" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

      o Existing mortgage loans: maximum of two 60-day late payments within the last 12 months. (case-by-case exceptions are allowed provided the credit score is greater than 550)

      o Non-mortgage credit: some prior defaults may have occurred, but major credit paid or installment debt paid as agreed may offset some delinquency; any open charge-offs, judgments or liens may be left open at underwriters discretion.

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

      o     Debt service-to-income ratio: 55% or less

      "C" Risk. Under the "C" risk category, a loan applicant may have experienced significant credit problems in the past.

      o Existing mortgage loans: must be brought current from loan proceeds; applicant is allowed up to 119 days late payment within the last 12 months. Foreclosures and Notices of Default are not allowed within the last 12 months.

      o Non-mortgage credit: significant prior delinquencies may have occurred.

      o     Bankruptcy filings: must have been discharged.

      o Maximum loan-to-value ratio: up to 80% for detached single-family residence, 70% for a loan secured by a two-to-four family residence; non-owner occupied loans are not eligible.

      o     Debt service-to-income ratio: generally 50% or less.

We use the foregoing categories and characteristics only as guidelines. On a case-by-case basis, the underwriting staff may determine that the prospective borrower warrants a risk category upgrade, a debt service-to-income ratio exception, a pricing exception, a loan-to-value exception or an exception from certain requirements of a particular risk category. An upgrade or exception may generally be allowed if the application reflects certain compensating factors, among others: low loan-to-value ratio, stable employment or length of occupancy at the applicant's current residence. For example, a higher debt ratio may be acceptable with a lower loan-to-value ratio. An upgrade or exception may also be allowed if the applicant places a down payment in escrow equal to at least 20% of the purchase price of the mortgaged property, or if the new loan reduces the applicant's monthly aggregate debt load. Accordingly, we may classify in a more favorable risk category certain mortgage loans that, in the absence of such compensating factors, would satisfy only the criteria of a less favorable risk category. The foregoing examples of compensating factors are not exclusive.

The underwriting staff has discretion to make exceptions to the criteria and to upgrade ratings on case-by-case basis.

Conforming Conventional Mortgage Loans. Conforming conventional mortgages are investment quality loans meeting underwriting criteria as required by financial institutions such as the Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac). Our conventional underwriting guidelines adhere to general standards set forth by the ultimate investors for these loans including but not limited to, Countrywide Mortgage, Fleet Financial, Freddie Mac and Fannie Mae. We are an approved Fannie Mae and Freddie Mac Seller/Servicer, and have delegated underwriting authority with most of our investors.

Our underwriting analysis is accomplished with aid of Desktop Underwriter (Fannie Mae) and Loan Prospector (Freddie Mac). Through the use of these Automated Underwriting Systems (AUS) upon input of loan data a three-repository credit report is pulled and a response is received to either approve the loan or to refer it to a human underwriter for further evaluation. It is the underwriter's key responsibility to assess the accuracy of the information input into the AUS and to determine if the value of the collateral is acceptable. The majority of our offered conventional conforming programs encompass a minimum credit score of 620. However, any cases that a credit score fall under the "industry standard" of 620, we send the application to the investor for approval.

In the event the loan has been referred to a human underwriter for traditional underwriting, the AUS has recognized that significant layering of risk may be associated with the application. Our underwriters will closely scrutinize the findings given by the AUS to determine if erroneous information was reported by one or all of the credit agencies that may have prohibited an acceptable rating. If credit has been determined to be acceptable by our underwriters by reviewing a credit explanation and/or other supporting information, the loan application is sent to our investor for their approval.

We offer a vast array of conventional expanded criteria and conventional non-conforming programs, most of which are underwritten through the investor specific automated underwriting systems. The availability of these programs varies from time to time and may include, but are not limited to, "Jumbo" products, high LTV Rate/Term & Cash-out loans, stated income and/or asset loans, high LTV investor and 2nd home properties, home equity lines of credit ("HELOC") and closed end seconds.

Our conforming loan division requires Private Mortgage Insurance on all 1st Lien programs exceeding an 80% LTV. Our direct-delegated authority can accomplish the insurance with several mortgage insurance companies, or through various lender paid insurance options that may include pricing adjustments.

Government Mortgage Loans. We offer FHA Title II first mortgage loans, and will be soon offering FHA Title I subordinate lien mortgages, in many areas of the country. We have FHA Direct Endorsement underwriters, allowing all credit and collateral decisions to be made in-house. We approve FHA loans which are of investment quality and which meet the requirements of the Government National Mortgage Association (Ginnie Mae) standards for sale on the secondary mortgage market. FHA Mortgage Insurance endorsement is obtained directly by us through direct submission to HUD Area Offices.

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

FHA has approved the use of Fannie Mae's Desktop Underwriter (DU) and Freddie Mac's Loan Prospector (LP) for evaluating loan applications. We utilize these AUS tools, but take a firm stance on evaluating the totality of each loan application not approved through an AUS. We offer owner-occupied fixed and adjustable rate loans for purchase and for FHA streamline, rate/term, and cash-out refinances. Non-owner occupied loans are limited to FHA streamline refinances.

We offer first mortgage loans guaranteed by the Veterans Administration (VA) in many regions of the country to qualified active duty/retired/reservist military personnel. We employ "VA Automatic" underwriters, allowing credit decisions for nearly all VA loan applications to be made in-house. We have also obtained VA LAPP authority (Lenders Appraisal Processing Program), which allows our underwriters to review VA appraisals without prior endorsement from the VA. All loans are underwritten in strict accordance to VA guidelines and we perform all submissions for Loan Guaranty. We underwrite VA loans to ensure conformance to

Government National Mortgage Association (Ginnie Mae) standards in order to facilitate the sale of loans in the secondary mortgage market.

Underwriting standards are similar to that of FHA. DU and LP have been approved for evaluating VA loan applications, and we follow the same underwriting practices based on AUS findings as we do for FHA loans. We offer owner-occupied fixed-rate VA purchase loans, Interest Rate Reduction Refinancing Loans (IRRRL), and cash-out refinance loans. Non-owner occupied loans are limited to VA IRRRL.

Mortgage Loan Servicing

We have serviced our portfolio and warehouse loans since 1984. Since January 1, 1997, the Bank's portfolio of loans held for sale and for investment has been serviced by us under a contractual arrangement.

Our loan servicing operation has two functions: collection and customer service for borrowers. The customer service department monitors loans, addresses customer inquiries and collects current loan payments due from borrowers. The collection department furnishes reports and enforces the rights of the holder or owner of the loan, including recovery of delinquent payments, institution of loan foreclosure proceedings and liquidation of the underlying collateral.

The accounting department is responsible for posting all payments to the borrower's loan accounts. This provides a "separation" in duties between payments and the servicing operation personnel whose performance is measured by factors such as delinquency and loss levels.

We close loans throughout the month. Most of our loans require a first payment thirty to forty-five days after funding. Accordingly, our servicing portfolio consists of loans with payments due at varying times each month.

Our collection policy is designed to identify payment problems sufficiently early to permit us to address delinquency problems quickly and, when necessary, to act to preserve equity before a property goes to foreclosure. We believe that these policies, combined with the experience level of independent appraisers engaged by us, help to reduce the incidence of charge-offs on a first or second mortgage loan.

Collection procedures commence upon identification of a past due account by our automated servicing system. Five days before the first payment is due on every loan, the borrower is contacted by telephone to welcome the borrower, to remind the borrower of the payment date and to answer any questions the borrower may have.

If the first payment due is delinquent, a collector will immediately telephone to remind the borrower of the payment. Five days after any payment is due, a written notice of delinquency is sent to the borrower and follow up calls are made. A second written notice is sent on the fifteenth day after payment is due and our collectors make follow up calls. During the delinquency period, the collector will continue to frequently contact the borrower. Our collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, is entered into a permanent collection history for each account. Notice of our intent to start foreclosure proceedings is sent at thirty days past due. Further guidance with respect to the collection and foreclosure process is derived through frequent communication with senior management.

Our loan servicing software also tracks and maintains homeowners' insurance information. Expiration reports are generated weekly listing all policies scheduled to expire within 30 days. When policies lapse, a letter is issued advising the borrower of the lapse and that we will obtain force-placed insurance at the borrower's expense. We also have an insurance policy in place that provides coverage automatically for us in the event an employee fails to obtain force-placed insurance.

At the time the foreclosure process begins through the time of liquidation of real estate owned ("REO") the account is handled by the foreclosure and REO team, which is coordinated by the collection department manager who directs items to our resources both internal and external as appropriate. The Chief Financial Officer or Chief Executive Officer must approve the major steps in this procedure. There are occasions when foreclosures and charge-off occurs. Prior to a foreclosure sale, we perform a foreclosure analysis with respect to the mortgaged property to determine the value of the mortgaged property and the bid that we will make at the foreclosure sale. This analysis includes: (i) a current valuation of the property obtained through a drive-by appraisal conducted by an independent appraiser; (ii) an estimate of the sales price of the mortgaged property by sending two local realtors to inspect the property;
(iii) an evaluation of the amount owed, if any, to a senior mortgagee and for real estate taxes; and (iv) an analysis of the marketing time, required repairs and other costs, such as for real estate broker and legal fees, that will be incurred in connection with the foreclosure sale.

All foreclosures are assigned to outside counsel located in the same state as the secured property. Bankruptcies filed by borrowers are also assigned to appropriate local counsel who is required to provide monthly reports on each loan file.

At the present time we do not service mortgage loans for other investors. However, in future periods we may securitize loans and retain the servicing component on those securities or we may provide interim servicing for investors who acquire the loans and contract us to service the loans on their behalf. In this event, we would need to enhance our servicing capabilities. If we were to adopt a securitization loan sale strategy, we may engage one or more companies to sub-service a portion of the loans securitized.

Marketing

Marketing to Broker Networks. Marketing to brokers is conducted through our staff of account executives ("AE") and inside sales personnel, which establish and maintain relationships with a network of mortgage brokers that refer loans to us. During the year ended December 31, 2000, loans made through the broker networks amounted to 48.7% of total originations or $135 million compared to $127 million or 32.5% during the same period in 1999. (See the table on page 58 for divisional loan originations by state.)

The AE's provide various levels of information, assistance and training to the mortgage brokers regarding our products and non-traditional prospecting strategies, and are principally responsible for maintaining our relationships with our clients. AE's endeavor to increase the volume of loan originations from brokers located within the geographic territory assigned to them. The AE's and the their sales managers visit brokers offices and attend trade shows. The AE's also provide feedback to us relating to the current marketplace relative to products and pricing offered by competitors and new market entrants, all of which assist us in refining our programs in order to offer competitive products. The AE's are compensated with a base salary and commissions based on the volume of loans that are originated as a result of their efforts. The inside sales staff, who do not require experience as extensive as the outside AE staff, are compensated with a base salary and a per unit commission.

In late September of 2000, we launched a new wholesale division located in Huntington Beach, California. The goal of this new operation is to develop a broker referral network in the western portion of the United States that will add new sources of loan volume for us while augmenting our geographical diversification of mortgage origination business.

Marketing of Retail Lending Products. We market our direct consumer lending services through a sales staff of loan officers in our branch offices located in several states. Loans made through the retail lending division amounted to $142.1 million or

51.3% of total originations during the year ended December 31, 2000 compared to $263.9 million or 67.5% for the same period in 1999. (See the table on page 58 for divisional loan originations by state.)

Due to narrower operating margins throughout the industry, beginning in mid 1998 retail branch locations were either consolidated or closed reducing the number of locations from 26 at December 31, 1998 to 10 as of December 31, 2000 and 7 as of February 28, 2001. We continue to monitor financial and operational performance of branches on a monthly basis in order to restructure or close down those branches not attaining established revenue and expense goals.

To generate customer leads for the retail loan officers, we use targeted outbound and inbound telemarketing centralized in the Virginia Beach headquarters. An automatic dialer telemarketing system is used for targeted lead generation campaigns for each retail branch. This centralized system allows us to efficiently purchase and use lists of potential leads and to maintain the required "do not call" list of names. The campaigns are rotated to provide the appropriate number of leads to each branch based on the number of loan officers. Our inbound call center that receives inquiries from various forms of advertising and marketing campaigns initiated from the home office in the geographic locations surrounding retail branch locations provides a solid source of leads to the sales staff. The more experienced telemarketing agents are cross-trained to work both inbound and outbound calls, which provides for more flexibility with new campaigns and efficient use of the staff.

In the event that a potential retail customer's loan application does not fall within our underwriting guidelines, the underwriter may authorize the application for submission to another lending institution. If the loan is approved and funded, we act in the capacity of a mortgage broker, receiving fee income ("brokered loans"). Brokered loans are primarily non-conforming mortgages that do not meet our underwriting guidelines. While less profitable, this type of retail loan production allows us to accommodate loan customers during competitive periods while adhering to solid underwriting standards. In October of 1999, we instituted strict controls to ensure that only loans not meeting our underwriting criteria are brokered to other lenders. As a result, brokered loans as a percent of total retail loan origination decreased to approximately 33.5% during the twelve month period ended December 31, 2000 down from an average of 57.4% for the twelve months ended December 31, 1999.

Our Sources of Funds and Liquidity

--------------------------------------------------------------------------------
                                     SUMMARY
--------------------------------------------------------------------------------
As of Date:                   December 31, 2000           December 31, 1999
Warehouse Credit Lines        $60 million                 $55 million
FHLB credit line              $15 million                 $15 million
FDIC Bank Deposits            $38 million                 $55 million
Subordinated                  $ 5 million                 $ 5 million
Stockholder's Equity          $ 8 million                 $11 million
--------------------------------------------------------------------------------

At December 31, 2000, we had combined warehouse lines of credit of $75 million, including a $15.0 million line of credit available to the Bank from the Federal Home Loan Bank ("FHLB"), with an outstanding balance of $1.7 million. Additionally, we had subordinated debt outstanding of $4.9 million; FDIC insured certificates of deposit outstanding of $38.4 million and consolidated stockholder's equity of $8.0 million.

On July 21, 2000, we obtained a $40.0 million line of credit from Bank United. However, effective December 29, 2000, we obtained an amendment to the credit line, which reduced the size of the warehouse facility to $20.0 million since there was low utilization of the credit line in 2000. The credit line can be used for prime and sub-prime mortgage loans and is secured by loans that we originate. The line bears interest at a rate of 2.00% and 2.75% over the one-month LIBOR rate for prime and sub-prime loans respectively. We may receive warehouse credit advances of 98%, 97%, and 90% for prime, sub-prime, and high LTV loans (loans with LTV's greater than 90%), respectively, of the collateral value amount on pledged mortgage loans for a period of 90 days after advance of funds on each loan. If an investor has not purchased a loan within 90 days of such advance, the interest rate on the loan increases to 3.75% over the one-month LIBOR and we have an additional 30 days to sell the loan or purchase the loan back from the warehouse. All interest rates reflect a 25 basis point increase from the original interest rates, which was the result of the December 29th amendment. The aged loan sub limit is $2.0 million. As of December 31, 2000 there were $1.7 million in borrowings, secured by sub-prime mortgage loans originated within 90 days prior to December 31, 2000, outstanding under this facility. The line of credit is scheduled to expire on July 21, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of December 31, 2000 we were in compliance with all financial covenants.

On November 10, 1999, we obtained a $20.0 million sub-prime line of credit from Regions Bank. The line is secured by loans originated by us and bears interest at a rate of 3.25% over the one-month LIBOR rate. We may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of December 31, 2000 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of December 31, 2000 we were in compliance with all financial covenants.

On November 10, 1999, we obtained a $20.0 million conforming loan line of credit from Regions Bank. The line is secured by loans originated by us and bears interest ranging from 2.25% to 2.75% over the one-month LIBOR rate based upon the monthly advance levels. We may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of December 31, 2000 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of December 31, 2000 we were in compliance with all financial covenants.

Bank Sources of Funds

Certificates of Deposits. The Bank had $34.4 million of FDIC insured certificates of deposits outstanding at December 31, 2000. The Bank had $55.3 million FDIC insured certificates of deposits outstanding at December 31, 1999. The Bank also had $3.9 million in money market deposits through an arrangement with a local NYSE member broker/dealer at December 31, 2000. The bank did not have any money market deposits at December 31, 1999.

The primary source of deposits for the Bank has been brokered certificates of deposit obtained through national investment banking firms, which, pursuant to agreements with the Bank, solicit funds from their customers for deposit with the Bank ("brokered deposits"). Such deposits amounted to $12.8 million or 37% and $25.0 million, or 45.2%, of the Bank's deposits at December 31, 2000 and December 31, 1999, respectively. The Bank solicits deposits via a computer bulletin board where the rates of many other banks and institutions are advertised. At December 31, 2000 and December 31, 1999, the Bank had deposits from this source of $34.4 million or 89.8% and $55.3 million or 100% of total deposits, respectively. The fees paid to deposit brokers are amortized using the interest method and included in interest expense on certificates of deposit.

We believe that the Bank's effective cost of brokered and other wholesale deposits is more attractive than deposits obtained on a retail basis from branch offices after the general and administrative expense associated with the maintenance of branch offices is taken into account. Moreover, brokered and other wholesale deposits generally give the Bank more flexibility than retail sources of funds in structuring the maturities of its deposits and in matching liabilities with comparable maturing assets. At December 31, 2000, $15.4 million of the Bank's certificates of deposit were scheduled to mature within one year (44.9% of total deposits). At December 31, 1999, $44.9 million of the Bank's certificates of deposit were scheduled to mature within one year (81.2% of total deposits).

Although we believe that the Bank's brokered and other wholesale deposits are advantageous in certain respects, such funding sources, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and are more likely to be compared by the investor to competing instruments. In addition, such funding sources may be more sensitive to significant changes in the financial condition of the Bank. There are also various regulatory limitations on the ability of all but well-capitalized insured financial institutions to obtain brokered deposits; see "Regulation of the Bank - Brokered Deposits." These limitations currently are not applicable because the Bank is a well-capitalized financial institution under applicable laws and regulations. There can be no assurances, however, that the Bank will not become subject to such limitations in the future. In addition, our reliance on wholesale deposits effects our ability to rollover deposits as they mature due to the fact that in general the wholesale customer is highly interest rate-sensitive. However, we are of the opinion that we will be able to readily obtain funding from the wholesale deposit market in future periods at the then current competitive interest rates being offered by other institutions.

As a result of the Bank's reliance on brokered and other wholesale deposits, significant changes in the prevailing interest rate environment, in the availability of alternative investments for individual and institutional investors or in the Bank's financial condition, among other factors, could affect the Bank's liquidity and results of operations much more significantly than might be the case with an institution that obtained a greater portion of its funds from retail or core deposits attracted through a branch network. (See page 23 of the audited financial statements for a table that sets forth various interest rate categories for the certificates of deposit of the Bank.)

Borrowings. The Bank is able to obtain advances from the FHLB of Atlanta upon the security of certain of its residential first mortgage loans, and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Bank have been met and subject to new restrictions on collateral characteristics described in this section. FHLB advances are available to member institutions such as the Bank for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and which has its own range of maturities. FHLB members are required to hold shares of the capital stock of the regional FHLB in which they are a member in an amount at least equal to the greater of 1% of the member's home mortgage loans or 5% of the member's advances from the FHLB.

At December 31, 2000 the Bank had a line of credit with the FHLB for $15 million. During the year ended December 31, 2000, the Bank had advances of $10.4 million from the FHLB and paid down principal on advances of $12.0 million. During the year ended December 31, 1999, the Bank had advances of $13.0 million from the FHLB and paid down principal on advances of $8.4 million. For the year ended December 31, 1998, the Bank had advances of $1.0 million and paid down principal on advances of $2.0 million. The Bank held $589,000 and $407,000 of the FHLB stock at December 31, 2000 and December 31, 1999, respectively. We expect the Bank to utilize FHLB advances as the Bank builds a portfolio of loans.

The Federal Home Loan Bank ("FHLB") Board of Atlanta announced to its member institutions on November 27, 2000 the adoption of "Policies to Promote Responsible Lending". The policy restricts the general characteristics of mortgage loans or the mortgage loans backing mortgage backed securities that a member institution, such as our Bank, can pledge as collateral for advances of credit from the FHLB. In general collateral pledged cannot (i) meet the interest requirements of high cost mortgages under the HOEPA of 1994 (ii) include prepaid, single premium credit insurance (iii) include points and fees, excluding discount points, in excess of 5% (iv) include prepayment penalty if the interest rate at time of origination is 300 basis points higher than conventional rates.

Taxation

General. We currently file, and expect to continue to file a consolidated federal income tax return based on a calendar year. Consolidated returns have the effect of eliminating inter-company transactions, including dividends, from the computation of taxable income.

Our income is subject to tax in most of the states in which we make loans. Our taxable income in most states is determined based on certain apportionment factors.

Alternative Minimum Tax. In addition to the regular corporate income tax, corporations, including qualifying institutions, can be subject to an alternative minimum tax. The 20% tax is computed on Alternative Minimum Taxable Income ("AMTI") and applies if it exceeds the regular tax liability. AMTI is equal to regular taxable income with certain adjustments. For taxable years beginning after 1989, AMTI includes an adjustment for 75% of the excess of "adjusted current earnings" over regular taxable income. Net operating loss carry backs and carry forwards are permitted to offset only 90% of AMTI. Alternative minimum tax paid can be credited against regular tax due in later years. We are not currently subject to the AMT.

Employees

As of December 31, 2000, we had, including our subsidiaries, a total of 207 full-time employees and 8 part-time employees or 211 full time equivalent employees. None of our employees are covered by a collective bargaining agreement. We consider the relations with our employees to be good.

Service Marks

We have four service marks that have become federally registered. They are "Armada" which became registered on July 23, 1996, "Approved Residential Mortgage" which became registered on May 15, 1995, "Approved Financial Corp." which became registered July 21, 1998 and "ConsumerOne Financial" which became registered on December 18, 1998.

Effect and Risk of Adverse Economic Conditions

Our business may be adversely affected by periods of economic slowdown or recession, which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions.

Risk from Concentration of Operations in Certain States

During 2000, 95.2% of the aggregate principal balance of the loans we originated is secured by properties located in ten states (Maryland, Virginia, Florida, Ohio, North Carolina, Pennsylvania, Michigan, New Jersey, Georgia and South Carolina). Although we are currently attempting to expand our wholesale operation into the western portion of the United States and to develop multi-state retail origination volume, if these efforts are not successful, our origination business is likely to remain concentrated in a limited number of states in the foreseeable future. Consequently, our results of operation and financial condition are dependent upon general trends in the economy and the residential real estate markets in those states.

Future Risks Associated with Loan Sales through Securitizations

While we have no current plans to do so, in future periods, we may sell a portion of the loans we originate through a securitization program and retain the rights to service the loans. The sale of loans through a securitization program would be a significant departure from our previous business operations.

Adverse changes in the securitization market could impair our ability to originate and sell loans through securitization on a favorable or timely basis. Any such impairment could have a material adverse effect upon our results of operation and financial condition. Furthermore, our quarterly operating results in future periods may fluctuate significantly as a result of the timing and level of securitization. If a securitization does not close when expected, our results of operation may be adversely affected for that period.

Whether or not we adopt this loan sale strategy in the future, adverse changes in the securitization market have in the past and could in the future impair our ability to originate and sell loans to other financial institutions that utilize the securitization market.

Contingent Risks

In the ordinary course of business, we are subject to claims made against us by borrowers and private investors arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees, officers, and agents (including our appraisers), incomplete documentation and failures by us to comply with various laws and regulations applicable to our business. We are not aware of any material claims.

Although we sell substantially all loans that we originate and purchase on a non-recourse, service released basis, during the period of time that loans are held pending sale, we are subject to the various business risks associated with lending, including the risk of borrower default, loan foreclosure and loss, and the risk that an increase in interest rates or a change in secondary market conditions for any reason would result in a decline in the value of loans in the secondary market.

Risk from Competition

We face intense competition from other mortgage banking companies, banks, credit unions, thrift institutions, credit card issuers, finance companies and other financial institution. Many of these competitors in the financial services business are substantially larger and have more capital and financial resources than us. Also, the larger national finance companies, banks, quasi-governmental agencies and other originators of conforming mortgage loans have been adapting their conforming origination programs to expand into the non-conforming loan business and are targeting our prime customer base. There can be no assurance that we will not face increased competition and erosion of operating margins from such institutions in the future.

Competition can take on many forms, including convenience in obtaining a loan, service, loan pricing terms such as the loan to value ratio, origination fees and interest rate, marketing and distribution channels and competition for employees through compensation plans and benefit packages.

The quantity and quality of our competition may also be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors that "locked in" low borrowing costs may have a competitive advantage. During periods of declining interest rates, competitors may solicit our borrowers to refinance their mortgage loans. During an economic slowdown or recession, our borrowers may have new financial difficulties and may be receptive to offers by our competitors.

We use mortgage brokers as a source of origination of new loans. Our competitors also seek to establish relationships with the brokers with whom we do business. Our future results may become more exposed to fluctuations in the volume and costs of our wholesale loans (loans sourced from mortgage brokers) resulting from competition from other originators of such loans, market conditions and other factors.

Regulation

Our business is subject to extensive regulation, supervision and licensing by federal, state and local government authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Regulated matters include loan origination, credit activities, maximum interest rates and finance and other charges, disclosure to customers, the terms of secured transactions, the collection, repossession and claims-handling procedures utilized by us, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices. The following discussion and other references to and descriptions of the regulation of financial institutions contained in this document constitute brief summaries of the regulations as currently in effect. This discussion is not intended to constitute a complete statement of all the legal restrictions and requirements applicable to us and the Bank and all such descriptions are qualified in their entirety by reference to applicable statutes, regulations and other regulatory pronouncements. (See also: "Regulatory Capital Requirements")

Our consumer lending activities are subject to the federal Truth-in-Lending Act ("TILA") and Regulation Z (including the Home Ownership and Equity Protection Act of 1994 "HOEPA"); the federal Equal Credit Opportunity Act and Regulation B, as amended (the "ECOA"); the Home Mortgage Disclosure Act and the Fair Credit Reporting Act of 1970, as amended ("FCRA"); the federal Real Estate Settlement Procedures Act ("RESPA") and Regulation X; the federal Home Mortgage Disclosure Act; and the federal Fair Debt Collection Practices Act. We are also subject to state statutes and regulations affecting our activities.

TILA and Regulation Z promulgated there under contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions including loans of the type we originate. We believe that we are in compliance with TILA in all material respects.

In September 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was enacted. Among other things, the Riegle Act made certain amendments to TILA. The TILA Amendments, which became effective in October 1995, generally apply to mortgage loans with (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $465 or (ii) an annual percentage rate of more than ten percentage points higher than comparable maturing U.S. Treasury securities. Loans covered by the TILA Amendments are known as "Section 32 Loans."

The TILA Amendments impose additional disclosure requirements on lenders originating Section 32 Loans and prohibit lenders from originating Section 32 Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. In accordance with TILA Amendments, we apply underwriting criteria that take into consideration the borrower's ability to repay all Section 32 Loans.

The TILA Amendments also prohibit lenders from including prepayment fee clauses in Section 32 loans to borrowers with a debt-to-income ratio in excess of 50%. In addition, a lender that refinances a Section 32 Loan previously made by such lender will not be able to enforce any prepayment penalty clause contained in such refinanced loan. We will continue to collect prepayment fees on loans originated prior to the effectiveness of the TILA Amendments and on non-Section 32 Loans as well as on Section 32 Loans in permitted circumstances following the effectiveness of the TILA Amendments. The TILA Amendments impose other restrictions on Section 32 Loans, including restrictions on balloon payments and negative amortization features, which we believe will not have a material impact on our operations. We will no longer fund Section 32 loans as of April 1, 2001.

We are also required to comply with the ECOA, which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for a loan increase as a result of information obtained from a consumer credit agency, another statute, the FCRA requires the lender to supply the applicant with a name and address of the reporting agency. We are also subject to the Real Estate Settlement Procedures Act and AFC, as a savings and loan holding company, is required to file an annual report with the Office of Thrift Supervision pursuant to the Home Mortgage Disclosure Act.

We are also subject to the rules and regulations of, and examinations by, the U.S. Department of Housing and Urban Development and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing loans. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, and mandate certain loan amounts.

Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. There can be no assurance that we will maintain compliance with these requirements in the future without additional expenses, or that more restrictive federal, state or local laws, rules and regulations will not be adopted that would make compliance more difficult for us. We believe that we are in compliance in all material respects with applicable federal and state laws and regulations.

Additionally, we are subject to the regulations enforced by, and the reporting requirements of, the Equal Employment Opportunity Commission ("EEOC"). In addition, we are subject to various other federal and state laws regulating the issuance and sale of securities, relationships with entities regulated by the Employee Retirement Income Security Act of 1974, as amended, and other aspects of our business.

The laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations, which, if adopted, could impact us. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict our ability to originate, purchase, broker or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans we originate or sell, or otherwise adversely affect the business or prospects.

The previously described laws and regulations are subject to legislative, administrative and judicial interpretation. Some of these laws and regulations have recently been enacted.

Some of these laws and regulations are rarely challenged in or interpreted by the courts. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted regulations can make it difficult for us to know what is permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with the applicable laws and regulations.

Federal and state government agencies have recently begun to consider, and in some instances have adopted, legislation to restrict lenders' ability to originate certain non-conforming and subprime loans and to charge rates and fees in connection with certain non-conforming and subprime residential mortgage loans made to borrowers with problem credit histories. Such legislation also imposes various loan term restrictions, e.g., limits on balloon loan features. Frequently referred to generally as "predatory lending" legislation, such legislation may limit our ability to impose fees, charge interest rates on consumer loans to those borrowers with problem credit and may impose new calculation methodology for loss reserves associated with non-conforming loans as well as additional regulatory restrictions on the mortgage industry of which we are a participant.

The Gramm-Leach-Bliley Act, which was signed into law at the end of 1999, contains comprehensive consumer financial privacy restrictions. The various federal enforcement agencies, including the Federal Trade Commission, have issued final regulations to implement this act; however, compliance with the new regulations is voluntary until July 1, 2001. These restrictions fall into two basic categories. First, a financial institution must provide various notices to consumers about an institution's privacy policies and practices. Second, this act gives consumers the right to prevent the financial institution from disclosing non-public personal information about the consumer to non-affiliated third parties, with exceptions. We continue to develop and refine the appropriate disclosures and internal procedures to assure compliance with these new requirements.

Although we believe that we have implemented systems and procedures to make sure that we comply with all regulatory requirements, if more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult for us to operate. Failure to comply with the laws described above, as well as new legislation affecting us may result in civil and criminal liability.

OTS Regulation of Approved Financial Corp.

General. We are a registered savings and loan holding company under the federal Home Owner's Loan Act ("HOLA") because of our ownership of the Bank. As such, we are subject to the regulation, supervision and examination of the OTS.

Activities Restriction. Currently there are no restrictions on the activities of a savings and loan holding company, such as us, which holds only one subsidiary institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary institution, the Director may impose such restrictions as deemed necessary to address such risk, including the limitation of: (i) payment of dividends by the institution; (ii) transactions between the institution and its affiliates; and (iii) any activities of the institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the institution. Notwithstanding the above rules as to the permissible business activities of unitary savings and loan holding companies, if the institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test set forth in OTS regulations, then such unitary holding company shall become subject to the activities and regulations applicable to multiple savings and loan holding companies and, unless the institution qualifies as a QTL within one year thereafter, shall register as, and become subject to the restriction applicable to, a bank holding company. See "Regulation of the Bank - Qualified Thrift Lender Test." However, on October 25, 2000, the OTS issued a draft proposal seeking public comment concerning its oversight of savings and loan holding companies. If the proposal is adopted as proposed in the draft we will be required to provide 30 days notice to the OTS before undertaking certain significant new business activities that would result in an increase in our debt at the holding company level or a reduction in our capital or in relation to certain asset acquisitions. The draft proposal indicates that this is for the purpose of allowing time for the OTS to access the potential impact that such activity will have on our risk profile and on the risk profile of our Bank. The ultimate resolution of this OTS proposal is uncertain at this time.

If we were to acquire control of another institution other than through merger or other business combination with the Bank, we would become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisition and where each subsidiary institution meets the QTL test, as set forth below, our activities (other than the Bank) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a institution generally shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary institution; (iv) holding or managing properties used or occupied by a subsidiary institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or
(vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in clause (vii) above also must be approved by the Directors of the OTS prior to being engaged in by a multiple savings and loan holding company.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of an institution or holding company thereof which is not a subsidiary. Except with the proper approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any institution, other than a subsidiary institution, or of any other savings and loan holding company.

The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls institutions in more than one state only if (i) the multiple savings and loan holding company involved controls an institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the institution pursuant to the emergency acquisition provision of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered institutions).

Restrictions on Transactions with Affiliates. Our transactions (or any of our non-bank subsidiaries transactions) with the Bank are subject to various restrictions, which are described under "Regulation of the Bank- Affiliate Transactions."

Also, the OTS issued a draft proposal during 2000 concerning its oversight of savings and loan holding companies. If the proposal is adopted we will be required to provide 30 days notice to the OTS before undertaking certain significant new business activities that would result in an increase in our debt at the holding company level or a reduction in our capital or in relation to certain asset acquisitions. The draft proposal indicates that this is for the purpose of allowing time for the OTS to access the potential impact that such activity will have on our risk profile and on the risk profile of our Bank. The ultimate resolution of this OTS proposal is uncertain at this time.

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

Insurance of Accounts. Deposit accounts of the Bank up to $100,000 are insured by the Savings Association Insurance Fund (the "SAIF"), administered by the FDIC. Pursuant to legislation enacted in September 1996, a fee was paid by all SAIF insured institutions at the rate of $0.657 per $100 of deposits held by such institutions at March 31, 1995. The money collected capitalized the SAIF reserve to the level of 1.25% of insured deposits as required by law. In 1996, the Bank paid $23,000 for this assessment.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. We are not aware of any existing circumstances, which would result in termination of the Bank's deposit insurance.

Regulatory Capital Requirements. Federally insured savings associations are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. At December 31, 2000, the Bank's regulatory capital exceeded applicable requirements for categorization as "well-capitalized."

Federally insured savings associations are subject to three capital requirements: a tangible capital requirement, a core or leverage capital requirement and a risk-based capital requirement. All savings associations currently are required to maintain tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), core capital equal to 3% of adjusted total assets and total capital (a combination of core and supplementary capital) equal to 8% of risk-weighted assets (as defined in the regulations).

For purposes of the regulation, tangible capital is core capital less all intangibles other than qualifying purchased mortgage-servicing rights, of which the Bank had none at December 31, 1999. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus; minority interest in the equity accounts of fully consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits. Core capital generally is reduced by the amount of a savings association's intangible assets, other than qualifying mortgage-servicing rights.

A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, including subordinated debt, which meets specified requirements, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets currently range from 0% to 100%, depending on the type of asset.

OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following are generally not limited: taxes paid in prior carry back years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carry forwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Bank's regulatory capital at December 31, 2000.

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

Under the OTS policy, only associations rated composite 1 under the CAMEL rating system will be permitted to operate at the regulatory minimum core capital ratio of 3%. For all other associations, the minimum core capital ratio is 4%. However, on a case by case basis the OTS will determine an amount of additional core capital that an institution must maintain by assessing both the quality of risk management systems and the level of overall risk in each individual association through the supervisory process.

Prompt Corrective Action. Federal law provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "under-capitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to adjusted total assets that is equal to or less than 2.0%. The regulations also permit the appropriate federal banking regulator to downgrade an institution to the next lower category (provided that a significantly undercapitalized institution may not be downgraded to critically undercapitalized) if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. At December 31, 2000, the Bank was a "well capitalized" institution, as defined under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test. All associations are required to meet the QTL test set forth in the HOLA and regulations to avoid certain restrictions on their operations. A association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). The Bank met the QTL test throughout 2000.

Restrictions on Capital Distributions. The OTS has promulgated a regulation governing capital distributions by associations, which include cash dividends, stock redemption's or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of association as a capital distribution. Generally, the regulation creates three tiers of associations based on regulatory capital, with the top two tiers providing a safe harbor for specified levels of capital distributions from associations so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Associations that do not qualify for the safe harbor provided for the top two tiers of associations are required to obtain prior OTS approval before making any capital distributions.

Tier 1 associations may make the highest amount of capital distributions, and are defined as associations that before and after the proposed distribution meet or exceed their fully phased-in regulatory capital requirements. Tier 1 associations may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year and (ii) 75% of its net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its "fully phased-in capital requirement" to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. At December 31, 2000, the Bank was a Tier 1 association under the OTS capital distribution regulation.

On April 1, 1999 the OTS adopted regulations changing the notification requirements on capital distributions. The updated regulation provides that an OTS-regulated institution will not have to file a capital distribution notice with the OTS upon meeting certain conditions. These conditions include that the institution has a composite 1 or 2 CAMELS rating; a compliance rating of 1 or 2; a Community Reinvestment Act rating of at least "satisfactory"; is not otherwise in troubled condition; limits capital distribution plans for the calendar year to no more than the sum of it's current retained net income and the preceding two years; remains well-capitalized after the capital distribution; and will not use the proposed capital distribution to reduce or retire stock or debt instruments. An institution that fails to meet any of the required conditions must submit a full application to the OTS.

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

At December 31, 1999, the Bank's unimpaired capital and surplus amounted to $6,356,000 resulting in a general loans-to-one borrower limitation of $953,000 under applicable laws and regulations. At December 31, 2000, the Bank's unimpaired capital and surplus amounted to $6,651,000 resulting in a general loans-to-one borrower limitation of $998,000.

Brokered Deposits. Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interest in those deposits to third parties. In addition, the term "deposit broker" includes any insured depository institution, and any employee of any insured depository institution, which engages, directly or indirectly, in the solicitation of deposits by offering rates of interest (with respect to such deposits) which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. As a result of the definition of "deposit broker," all of the Bank's brokered deposits, as well as possibly its deposits obtained through customers of regional and local investment banking firms and the deposits obtained from the Bank's direct solicitation efforts of institutional investors and high net worth individuals, are potentially subject to the restrictions described below. Under FDIC regulations, well-capitalized institutions are subject to no brokered deposit limitations, while adequately-capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) by 120% for retail deposits and 130% for wholesale deposits, respectively, of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering any effective yield that exceeds by more than 75 basis points, the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 2000, the Bank was a well-capitalized institution, which was not subject to restrictions on brokered deposits. See "Business - Bank Sources of Funds - Deposits."

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

Affiliate Transactions. Under federal law and regulation, transactions between a savings association and its affiliates are subject to quantitative and qualitative restrictions. Affiliates of a savings association include, among other entities, companies that control, are controlled by or are under common control with the association. As a result, we and our non-bank subsidiaries are affiliates of the Bank.

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

Community Investment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to the same federal and state laws applicable to us in general, laws designed to protect borrowers and promote lending to various sectors of the economy and population. In addition, the Bank is subject to the federal Community Reinvestment Act ("CRA"). The CRA requires each bank or association to identify the communities it serves and the types of credit or other financial services the bank or association is prepared to extend to those communities. The CRA also requires the OTS to assess an association's record of helping to meet the credit needs of its community and to take the assessment into consideration when evaluating applications for mergers, applications and other transactions. The OTS may assign a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." A less than satisfactory CRA rating may be the basis for denying such applications. The OTS conducted a CRA review of the Bank on April 27, 1998 at which time the Bank received a "satisfactory record of meeting community credit needs" rating.

Under the CRA and implementing OTS regulations, an association has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. Until July 1, 1997, the OTS regulations required the board of directors, of each association, to adopt a CRA statement for each delineated local community that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. Under new standards, the OTS will assign a CRA rating based on a Lending Test, Investment Test and Service Test keyed to, respectively, the number of loans, the number of investments, and the level of availability of retail banking services in a association's assessment area. The Lending Test will be the primary component of the assigned composite rating. An "outstanding" rating on the Lending Test automatically will result in at least a "satisfactory" rating in the composite, but an institution cannot receive a "satisfactory" or better rating on the composite if it does not receive at least a "low satisfactory" rating on the Lending Test. Alternatively, an association may elect to be assessed by complying with a strategic plan approved by the OTS. Evaluation under the new rules became mandatory after June 30, 1997.

Safety and Soundness. Other regulations which were recently adopted or are currently proposed to be adopted pursuant to recent legislation include but are not limited to: (i) real estate lending standards for insured institutions, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) revisions to the risk-based capital rules to account for interest rate risk, concentration of credit risk and the risks posed by "non-traditional activities;" (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; and (iv) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal stockholders of the insured institution.

Collateral Restrictions of the Federal Home Loan Bank. The Federal Home Loan Bank ("FHLB") Board of Atlanta announced to its member institutions on November 27, 2000 the adoption of "Policies to Promote Responsible Lending". The policy restricts the general characteristics of mortgage loans or the mortgage loans backing mortgage backed securities that a member institution, such as our Bank, can pledge as collateral for advances of credit from the FHLB. In general collateral pledged cannot (i) meet the interest requirements of high cost mortgages under the HOEPA of 1994 (ii) include prepaid, single premium credit insurance (iii) include points and fees, excluding discount points, in excess of 5% (iv) include prepayment penalty if the interest rate at time of origination is 300 basis points higher than conventional rates.

OTS Guidance on Subprime Lending

On February 2, 2001, the OTS issued a memorandum to CEOs of institutions under its regulation, regarding "Expanded Guidance for Subprime Lending Programs". The memorandum provides more specific definitions of the term `subprime' but focuses on the adequacy of allowances for loan losses and capital to support subprime lending programs. The guidance applies specifically to institutions with a significant subprime credit exposure by establishing a threshold of 25% or more of an institution's Tier I regulatory capital as the starting point for greater supervisory scrutiny. A key underlying principle in the guidance is that each subprime lender is responsible for quantifying the additional risks in its subprime lending activities and determining the appropriate amounts of ALLL and capital it needs to offset those risks. The capital adequacy analysis should include a stress test of an institution's subprime loan pools to project performance over varying economic business and market conditions. The institution is expected to fully document its methodology and analysis. Regulatory Examiners are directed to evaluate the capital adequacy of subprime lenders on a case-by-case basis, and encouraged to use judgment in determining the appropriate level of capital needed to support subprime lending activities. It notes that some subprime loans may be only marginally more risky than prime loans and, thus, may warrant increased supervisory scrutiny and monitoring, but not necessarily additional capital. For instance, well-secured mortgage loans to individuals who experienced minor credit difficulties in the past may have no more credit risk than similar prime loans, provided adequate controls are in place. The ultimate interpretation of this memorandum on a case-by-case basis by OTS examiners and therefore the ultimate effect on the Bank is uncertain at this time. "Subprime" definitions vary significantly by regulators and lenders alike. During the year ended December 31, 2000, our internal credit grade classification system identified 80% of our total loans funded in house as non-conforming or subprime, of which over 81% fell into our "A" credit grade classification. We feel that we have instituted adequate controls, capital and reserves to support our subprime lending activity at this time.

Legislative Risk (See: "Regulation" and "OTS Regulation of Approved Financial Corp.")

Members of Congress and government officials from time to time have suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of our loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax-deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for loans of the kind offered by us.

(See also: "Regulatory Capital Requirements")

Environmental Risk Factors

To date, we have not been required to perform any investigation or clean up activities, nor have we been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. In the ordinary course of our business, we from time to time foreclose on properties securing loans. Although we primarily lend to owners of residential properties, there is a risk that we could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by us, and could be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and cleanup costs incurred by such parties in connection with the contamination. The costs of investigation, correction of or removal of such substances may be substantial, and the presence of such substances, or the failure to properly correct such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or correction of such substances at the disposal or treatment facility, whether or not the facility is owned or operated by such person. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

In the course of our business, we may acquire properties as a result of foreclosure. There is a risk that hazardous or toxic waste could be found on such properties. In such event, we could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

Dependence on Key Personnel

Our growth and development to date have been largely dependent upon the services of Allen D. Wykle, Chairman of the Board, President and Chief Executive Officer. The loss of Mr. Wykle's services for any reason could have a material adverse effect on us. Certain of our principal credit agreements contain a provision which permit the lender to accelerate our obligations in the event that Mr. Wykle, Mr. Yeakel or Ms. Schwindt leave us for any reason and are not replaced with an executive acceptable to such lender. The dependence on these individuals is a risk factor for the holder's of subordinated debt securities as well as investors in senior debt and our common stock.

Control by Certain Shareholders

As of December 31, 2000, Allen D. Wykle, Chairman of the Board, President and Chief Executive Officer and Leon H. Perlin, Director, beneficially own an aggregate of 50.5% of the outstanding shares of Common Stock of Approved Financial Corp. Accordingly, a risk factor exists in the fact that if they were to act in concert, they would have voting control with the ability to approve certain fundamental corporate transactions and the election of the entire Board of Directors.

                               ITEM 2 - PROPERTIES

Our executive and administrative offices are located at 1716 Corporate Landing Parkway, Virginia Beach, Virginia, 23454. We purchased and moved to this new location on December 6, 1999. The building consists of approximately 30,985 square feet.

We continue to own our prior executive and administrative offices located at 3420 Holland Road, Virginia Beach, Virginia 23451. This building is currently listed for sale. The two buildings are subject to total mortgage debt of $2,245,000 and $2,341,000 as of December 31, 2000 and 1999, respectively.

As of December 31, 2000 we had leases for two regional broker lending offices, retail lending offices, and the administrative office for the Bank. These facilities are leased under terms that vary as to duration and in general the leases expire between 2000 and 2004, and provide rent escalations tied to either increases in the operating expenses of the lessor or fluctuations in the consumer price index in the relevant geographic area. Lease expense was $755,000, $2,027,000, and $1,394,000 in 2000, 1999 and 1998, respectively

Total minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2000 were as follows (in thousands):

                         2001                   $  754
                         2002                      627
                         2003                      144
                         2004                       53
                                                ------
                         Total 2000-2004        $1,578
                                                ======

We anticipate that in the normal course of business we will lease additional office space as we open new loan origination locations or assumes leases associated with any future acquisitions or strategic alliances.

                           ITEM 3 - LEGAL PROCEEDINGS

We are a party to various routine legal proceedings arising out of the ordinary course of our business. We believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

                    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

None.

                                     PART II

                 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Market Price of and Cash Dividends on the Common Equity

The following table shows the quarterly high, low and closing prices of the common stock of Approved Financial Corp. for 2000, 1999, and 1998.

                                                 Stock Prices
                                      High            Low          Close
2000:

Fourth Quarter                      $   .69       $  0.31        $  0.31
Third Quarter                          1.00          0.53           0.69
Second Quarter                         1.19          1.00           1.00
First Quarter                          2.25           .69           1.13

1999:

Fourth Quarter                     $   1.75       $  0.50        $  0.50
Third Quarter                          2.75          0.78           0.81
Second Quarter                         3.25          2.38           2.38
First Quarter                          4.13          2.88           3.00

1998:

Fourth Quarter                     $   6.50      $   2.88        $  3.38
Third Quarter                         13.63          7.00           7.00
Second Quarter                        15.63         13.13          13.88
First Quarter                         15.08         12.08          13.13

We did not pay any cash dividends on our Common Stock in 2000, 1999, and 1998. We intend to retain all of our earnings to finance our operations and do not anticipate paying cash dividends for the foreseeable future. Any decision made by the Board of Directors to declare dividends in the future will depend on our future earnings, capital requirements, financial condition and other factors deemed relevant by the Board.

Absence of Active Public Trading Market and Volatility of Stock Price

Our Common Stock is traded on the National Quotation Bureau, Inc. OTC Bulletin Board under the symbol "APFN." Historically, there has been a limited market for the Common Stock. As a result, the prices reported for the Common Stock reflect the relative lack of liquidity and may not be reliable indicators of market value. There can be no assurance that an active public trading market for the Common Stock will be created in the future.

The market price of the Common Stock may experience fluctuations that are unrelated to our operating performance. In particular, the price of the Common Stock may be affected by general market price movements as well as developments specifically related to the financial services industry such as, among other things, interest rate movements, loan delinquencies, loan prepayment speeds, interest-only, residual and servicing asset valuations, sources of liquidity to the industry participants and profit or loss trends.

Transfer Agent and Registrar

The Transfer Agent for our Common Stock is First Union National Bank, 230 South Tryon Street, 11th Floor, Charlotte, North Carolina 28288-1153.

Recent Open Market Purchase of Common Stock

The Board of Directors approved a stock repurchase plan at a regular board meeting on November 2, 1998. We purchased a total of 30,000 shares of Approved Financial Corp. stock at a price of $3.75 per share on trade dates between December 21, 1998 and December 29, 1998.

Recent Unregistered Security Transactions

We issued 116,706 shares of unregistered shares of common stock on January 5, 1998 to the owners of the portion of Armada LLC, a joint venture, which was not owned by us. These shares represented the final payment associated with our acquisition of Armada LLC. The stock bears a restrictive legend, is subject to an administrative stop, may not be resold without an opinion from our legal counsel, and is subject to the resale requirements of Rule 144. No broker or general solicitation was involved. We relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, and the regulations issued there under, and Rule 701.

                  ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

You should consider our consolidated financial information set forth below together with the more detailed consolidated financial statements, including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. Unless otherwise indicated, all financial data has been adjusted to reflect two-for-one stock splits which occurred on August 30, 1996 and December 16, 1996, and a 100% stock dividend that occurred on November 21, 1997.

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS

                                                                                      Years Ended December 31,
                                                              ---------------------------------------------------------------------
                                                                  2000           1999           1998         1997           1996
                                                              ---------------------------------------------------------------------
Revenue:
   Gain on sale of loans                                      $    10,971    $    13,202    $    29,703   $    33,501   $    17,955
   Interest income                                                  5,191          7,698         10,308        10,935         4,520
   Gain on sale of securities                                          --             --          1,750         2,796            --
   Other fees and income                                            4,480          7,834          7,042         4,934         2,407
                                                              ---------------------------------------------------------------------
Total revenue                                                      20,642         28,734         48,803        52,166        24,882
                                                              ---------------------------------------------------------------------

Expenses:

   Compensation                                                    11,477         17,765         23,397        16,447         8,017
   General and administrative                                       8,930         14,427         15,306        14,188         6,853
   Write down of Goodwill                                              --          1,131             --            --            --
   Loss on sale/disposal of fixed assets                               42            796             --            --            --
   Loss on write off of securities                                     --             73             --            --            --
   Interest expense                                                 3,852          4,957          6,252         6,157         3,121
   Provision for loan and foreclosed property losses                1,089          2,256          2,896         1,676         1,308
                                                              ---------------------------------------------------------------------
Total expenses                                                     25,390         41,405         47,851        38,468        19,299
                                                              ---------------------------------------------------------------------

Income (loss) before income taxes                                  (4,748)       (12,671)           952        13,698         5,583

Income taxes                                                       (1,456)        (4,749)           473         5,638         2,259
                                                              ---------------------------------------------------------------------

Net Income (loss)                                             $    (3,292)   $    (7,922)   $       479   $     8,060   $     3,324
                                                              =====================================================================

Net income (loss) per share (diluted)                         $      (.60)   $     (1.45)   $      0.09   $      1.51   $      0.63
                                                              =====================================================================

Cash dividends per share                                      $        --    $        --    $        --   $        --   $      0.04
                                                              =====================================================================

Dividend payout ratio                                                  --             --             --            --          6.35%
                                                              =====================================================================

Weighted average number of shares outstanding  (diluted)        5,482,114      5,482,114      5,511,372     5,345,957     5,281,103
                                                              =====================================================================

(In thousands, except share and per share data)

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS

(In thousands, except per share data)

                                                 2000             1999            1998            1997            1996
                                              ---------        ---------        ---------       ---------       ---------
SELECTED BALANCES AT YEAR END

Loans  held for sale, net                     $  22,438        $  62,765        $ 100,820       $  76,766       $  44,371
Loans held for yield, net                        14,274            4,006            4,224           3,930           1,052
Securities                                        2,847            2,640            3,472          15,201          20,140
Total assets                                     59,819           98,600          136,118         118,125          75,143
Revolving warehouse loans                         1,694           17,465           72,546          52,488          32,030
FDIC-insured deposits                            38,358           55,339           29,728          17,815           1,576
Subordinated debt                                 4,861            5,081            6,042           9,080           9,183
Total liabilities                                51,808           87,301          116,851          93,070          53,934
Shareholders' equity                              8,011           11,299           19,267          25,055          21,209

SELECTED LOAN DATA

Loans originated (1)                          $ 277,169        $ 390,816        $ 522,045       $ 468,955       $ 258,833
Loans sold                                      253,158          265,873          389,589         420,498         228,918
Amount of loans serviced at year-end             38,602           69,054          109,500          83,512          48,785
Loans delinquent 31 days or more
as percent of loans at year-end                   4.75%            4.50%            5.42%           5.50%           6.61%

SELECTED RATIOS
Return on average assets                         (4.77%)          (8.45%)           0.40%           7.68%           7.32%
Return on average Shareholders' equity          (32.54%)         (49.01%)           1.93%          32.69%          36.44%
Shareholders' equity to assets                   13.39%           11.46%           14.15%          21.21%          28.22%
Book value per share                          $    1.46        $    2.07        $    3.51       $    4.64       $    4.21

==============
(1) Includes $47.6 million and $151.3 million retail loans brokered to other lenders in 2000 and 1999 respectively.

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis of the financial condition and results of operations, for the fiscal years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

General

Approved Financial Corp. is a diversified financial services company with subsidiaries operating throughout the United States. We are a Virginia-chartered financial institution, principally involved in originating, purchasing, servicing and selling loans secured primarily by first and junior liens on owner-occupied, one- to four-family residential properties. We offer both fixed-rate and adjustable-rate loans for debt consolidation, home improvements and other purposes serving both conforming and non-conforming borrowers.

Our specialty is mortgage lending to the "non-conforming" borrower who does not meet traditional "conforming" or government agency credit qualification guidelines, but who exhibits both the ability and willingness to repay the loan. These borrowers include credit impaired borrowers, often resulting from personal issues such as divorce, family illness or death and a temporary loss of employment due to corporate downsizing as well as other factors, and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan products due to our personalized service and timely response to loan applications. Operating under current management for the past sixteen years, we have helped non-conforming mortgage customers satisfy their financial needs and in many cases have helped them improve their credit profile.

Through our retail division we also originate, service and sell traditional conforming mortgage products and government mortgage products such as VA and FHA.

We continue to explore a variety of opportunities to broaden product offerings, increase revenues and reduce operating expenses. To achieve these goals, we may consider various technologies and electronic commerce initiatives, strategic relationships with other financial institutions or related companies, or entering into new lines of business such as the origination and servicing of loans insured by the Small Business Administration. We cannot assure you that we will engage in any of the activities listed above or the impact of those activities on our financial condition or results of operations.

A recent focus by state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice and the U.S. Department of Housing and Urban Development relates to predatory lending practices by companies in our industry. Sanctions have been imposed on selected industry competitors for practices including but not limited to charging borrowers excess fees, imposing higher interest rates than the borrower's credit risk warrants and failing to disclose the material terms of loans to the borrowers. We have reviewed our lending policies in light of these actions against other lenders and we believe that we are in compliance with all lending related guidelines. To date, no sanctions or recommendations from governmental regulatory agencies regarding our practices related to predatory lending have been imposed. We are unable to predict whether state or federal regulatory authorities will require changes in our lending practices in the future or the impact of those changes on our profitability. See "Regulation".

Our business strategy is dependent upon our ability to identify and emphasize lending related activities that will provide us with the most economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms, retain qualified employees to implement our plans, profitably sell our loans on a regular basis and to expand in the face of increasing competition. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which would adversely affect our results of operations and financial condition.

Results of Operations

Results of Operations for the year ended December 31, 2000 compared to the year ended December 31, 1999.

Net Loss

The net loss decreased by 58% for 2000 to $3.3 million compared to $7.9 million in 1999. On a per share basis, the net loss in 2000 was $0.60 compared to $1.45 for 1999.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for our broker and retail divisions for 2000 and 1999. During the second quarter of 1999, we initiated in-house funding of conforming and government mortgages originated by the retail division. Additionally, the retail branches originate mortgages that are funded through other lenders ("brokered loans"). Brokered loans consist primarily of non-conforming mortgages that do not meet our underwriting criteria and conforming loans.

                                                                     Year Ended
                                                                     December 31,
(dollars in millions)                                             2000         1999
                                                               ---------------------
Dollar Volume of Loans Originated:
          Broker                                               $  135.0     $  126.9
          Retail funded through other lenders                      47.6        151.7
          Retail funded in-house non-conforming                    47.9         78.5
          Retail funded in-house conforming and government         46.7         33.7
                                                               ---------------------

          Total                                                $  277.2     $  390.8
                                                               =====================

Number of Loans Originated:
          Broker                                                  1,846        2,029
          Retail funded through other lenders                       682        1,809
          Retail funded in-house non-conforming                     714        1,219
          Retail funded in-house conforming and government          448          333
                                                               ---------------------

          Total                                                   3,690        5,390
                                                               =====================

The dollar volume of loans, originated in 2000, (including retail loans brokered to other lenders) decreased 29.1% when compared to the same period in 1999. The decrease in loan originations was primarily the result of the reduction in the number of retail loan origination centers from an average of 19 offices in 1999 to 10 at December 31, 2000.

The dollar volume of loans funded in-house decreased by only 4.0% during 2000 compared to 1999, primarily due to our initiative to reduce the amount of retail loans brokered to other lenders. Brokered loans generated by the retail division were $47.6 million during 2000, which was a 68.6% decrease compared to $151.7 million during the same period in 1999.

The decrease in retail loan origination centers resulted in a 46.1% decrease in our retail loan volume including retail loans brokered to other lenders for the year ended December 31, 2000 when compared to the same period in 1999. The decrease was the result of our initiative to close more in-house loans.

The volume of loans originated through the Company's wholesale division, which originates loans through referrals from a network of mortgage brokers increased 6% to $135.0 million for the year ended December 31, 2000, compared to $126.9 million for the year ended December 31, 1999. The increase was primarily the result of a decline in the number of competitors in the non-conforming marketplace, an expanded product line and the streamlining of the Company's service to brokers. Average services rendered fees paid on mortgage broker referral originations for the year ended December 31, 2000 was 46 basis points compared to 41 basis points for the year ended December 31, 1999.

The following table summarizes the mortgage loan origination activity, including brokered loans, by state, for the years ended December 31, 2000 and 1999.

Years Ended
December 31                                    2000                          1999
                                      ----------------------       -----------------------
         (In thousands)                Dollars       Percent        Dollars        Percent
                                      ---------      -------       ---------       -------
Broker Division
         Florida                      $ 37,032         13.4%        $ 41,415         10.6%
         North Carolina                 23,172          8.4           21,718          5.6
         Virginia                       21,858          7.9           13,520          3.5
         Pennsylvania                   18,566          6.7           12,723          3.3
         Ohio                            7,613          2.7           11,406          2.9
         Maryland                       14,375          5.2           11,215          2.9
         Georgia                         6,483          2.3            6,408          1.6
         South Carolina                    854           .3            2,677           .7
         Kentucky                            0            0            2,097           .5
         Tennessee                           0            0            1,896           .5
         Illinois                            0            0            1,172           .3
         Indiana                             0            0              619           .1
         California                      5,041          1.8                0            0
                                      --------        -----         --------        -----

         Total Broker Division        $134,994         48.7%        $126,866         32.5%
                                      ========        =====         ========        =====

Retail Division:
         Maryland                     $ 29,203         10.5%        $ 68,986        17.7%
         Virginia                       18,470          6.7           51,407        13.3
         Michigan                       19,303          6.9           50,090        12.8
         Georgia                        10,842          4.0           21,596         5.5
         South Carolina                 14,755          5.3           20,482         5.2
         Ohio                           15,857          5.8           18,754         4.8
         North Carolina                      0            0           11,517         2.9
         Colorado                        8,203          2.9            7,540         1.9
         Delaware                            0            0            5,619         1.4
         Kentucky                            0            0            3,886         1.0
         Florida                             0            0            1,592          .4
         New Jersey                     25,541          9.2            1,546          .4
         Texas                               0            0              844          .2
         Pennsylvania                        0            0               91           0
                                      --------        -----         --------       -----

         Total Retail Division        $142,174         51.1%        $263,950        67.5%
                                      ========        =====         ========       =====

Total Originations:
         Maryland                     $ 43,578         15.7%        $ 80,201        20.5%
         Virginia                       40,328         14.6           64,927        16.6
         Michigan                       19,303          6.9           50,090        12.8
         Florida                        37,032         13.4           43,007        11.1
         North Carolina                 23,172          8.4           33,235         8.5
         Ohio                           23,470          8.5           30,160         7.7
         Georgia                        17,325          6.3           28,004         7.2
         South Carolina                 15,609          5.6           23,159         5.9
         Pennsylvania                   18,566          6.7           12,814         3.3
         Colorado                        8,203          2.9            7,540         1.9
         California                      5,041          1.8                0           0
         Kentucky                            0            0            5,983         1.5
         Delaware                            0            0            5,619         1.4
         Tennessee                           0            0            1,896          .5
         New Jersey                     25,541          9.2            1,546          .4
         Illinois                            0            0            1,172          .3
         Texas                               0            0              844          .2
         Indiana                             0            0              619          .2
                                      --------        -----         --------      ------

         Total Originations           $277,168        100.0%        $390,816       100.0%
                                      ========        =====         ========      ======

Gain on Sale of Loans

The largest component of our net income is gain on sale of loans. There is an active secondary market for most types of mortgage loans originated. The majority of the loans originated are sold to other financial institutions. We receive cash at the time loans are sold. The loans are sold service-released on a non-recourse basis, except for normal representations and warranties, which is consistent with industry practices. By selling loans in the secondary mortgage market, we are able to obtain funds that may be used for additional lending and investment purposes. Gain on sale of loans is comprised of several components, as follows: (a) the difference between the sales price and the net carrying value of the loan; plus (b) loan origination fee income collected at loan closing and deferred until the loan is sold; less (c) loan sale recapture premiums and loan selling costs.

Nonconforming loan sales totaled $208.2 million including loans owned in excess of 180 days ("seasoned loans") for the year ended December 31, 2000, compared to $235.5 million for the same period in 1999.

For the year ended December 31, 2000, the Company sold $3.6 million of seasoned loans, at a weighted average discount to par value of 15.9%. The loss was fully reserved for in prior periods. For the year ended December 31, 1999, the Company sold $15.4 million of seasoned loans, at a weighted average discount to par value of 7.8%.

Conforming and government loan sales were $44.9 million for year ended December 31, 2000, compared to $30.3 million for the year ended December 31, 1999. The Company began originating conforming loans in May 1999.

The combined gain on the sale of loans was $11.0 million for the year ended December 31, 2000, which compares with $13.2 million for the same period in 1999. The decrease in the combined gain on sale of loans was primarily the result of a decrease in the amount of loans sold that were originated by the retail lending division. For the year ended December 31, 2000, approximately 45% of loans sold (conforming & non-conforming) were originated by the retail division, compared to 58% for the year ended December 31, 1999. The retail divivion earns fees such as origination, doc-prep, processing, etc. at the time loans are funded, which are recorded as gain on sale of loans at the time the loan is sold. Gain on the sale of mortgage loans represented 53.1% of total revenue for the year ended December 31, 2000, compared to 45.9% of total revenue for the same period in 1999. This was primarily a result of our initiative to decrease brokered loans, revenues from which are reported in other income, and to increase the percentage of retail loan originations funded in-house, revenues from which are reported in gain on sale of loans.

The weighted-average premium, realized on non-conforming loan sales was 3.14% (excluding seasoned loans), during the year ended December 31, 2000, compared to 3.14% for the same period in 1999. The weighted-average premium realized on its conforming and government loans sales was 1.37% during the year ended December 31, 2000, compared to 1.85% for the year ended December 31, 1999.

We have never used securitization as a loan sale strategy. However, the whole-loan sale marketplace for non-conforming mortgage loans was impacted by changes that affected companies who previously used this loan sale strategy. Excessive competition during 1998 and 1999 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool and an assumption for loan losses. The increased prepayment speeds as well as the magnitude of loan losses experienced in the industry were greater than the assumptions previously used by many securitization issuers and have resulted in an impairment or write down of Asset values for several companies in the industry. Additionally, in September of 1998, due to the Russian crisis, and again in the fourth quarter of 1999, due to Y2K concerns, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many of these companies have experienced terminal liquidity problems and others have diverted to whole loan sale strategies in order to generate cash. This shift has materially decreased the demand for and increased the supply of non-conforming mortgage loans in the secondary marketplace, which resulted in significantly lower premiums on non-conforming whole-loan mortgage sales beginning in the fourth quarter of 1998 and continuing throughout the third quarter 2000 when compared to earlier periods.

Furthermore, the loan sale premium percentage has decreased due to a decrease in the Weighted Average Coupon ("WAC") on loan originations, which was primarily the result of a shift in our origination profile to a higher credit grade customer. These premiums do not include loan origination fees collected at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

We defer recognizing income from the loan origination fees we receive at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from our retail lending division. Origination fee income included in the gain on sale of loans for the year ended December 31, 2000 was $4.4 million, compared to $6.1 million for the year ended December 31, 1999. The decrease is the result of a decrease in the volume of loans sold, which were generated by our retail division. Our non-conforming retail loan sales for the year ended December 31, 2000 comprised 32.7% of total non-conforming loan sales, with average loan origination fee income earned of 4.64%. For the year ended December 31, 1999, non-conforming retail loan sales were 53.4% of total non-conforming loan sales with average origination fee income of 4.83%. Average origination fee income from conforming and government loans was 3.38% for the year ended December 31, 2000 compared to 4.46% for the year ended December 31, 1999. Fees associated with selling loans were approximately 20 basis points for the year ended December 31, 2000 compared to 10 basis points for the year ended December 31, 1999.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold.

Interest Income and Expense

Interest income for the year ended December 31, 2000 was $5.2 million compared with $7.7 million for the same period ended in 1999. The decrease in interest income for the year ended December 31, 2000 was due to a lower average balance of loans held for sale.

Interest expense for the year ended December 31, 2000 was $3.9 million compared with $5.0 million for the year ended December 31, 1999. The decrease in interest expense for the year ended December 31, 2000, was the direct result of a decrease in the average balance of interest-bearing liabilities.

Changes in the average yield received on the loan portfolio may not coincide with changes in interest rates we must pay on revolving warehouse loans, the Bank's FDIC-insured deposits, and other borrowings. As a result, in times of rising interest rates, decreases in the difference between the yield received on loans and other investments and the rate paid on borrowings and the Bank's deposits usually occur.

The following tables reflect the average yields earned and rates paid during 2000 and 1999. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)                                                     2000                                       1999
                                                    -------------------------------------      -----------------------------------
                                                    Average      Interest       Average       Average        Interest       Average
                                                    Balance                    Yield/Rate     Balance                     Yield/Rate
                                                   --------     ----------     ----------    --------        --------     ----------
Interest-earning assets:
     Loan receivable (1)                          $ 42,978       $  4,568        10.63%       $ 67,665       $  7,246       10.71%
     Cash and other interest-
         Earning assets                             12,512            623         4.98           9,227            452        4.90
                                                  --------       --------        -----        --------       --------       -----
                                                    55,490          5,191         9.35%         76,892          7,698       10.01%
                                                                 --------        -----                       --------       -----

Non-interest-earning assets:
     Allowance for loan losses                      (1,203)                                     (2,481)
     Investment in IMC                                   0                                          71
     Premises and equipment, net                     5,763                                       5,375
     Other                                           8,975                                      13,941
                                                  --------                                    --------

     Total assets                                 $ 69,025                                    $ 93,798
                                                  ========                                    ========

Interest-bearing liabilities:
     Revolving warehouse lines                    $  4,234            294         6.94%       $ 33,380          2,405         7.20%
     FDIC - insured deposits                        44,782          2,773         6.19          32,365          1,835         5.67
     Other interest-bearing
         liabilities                                 8,074            785         9.72           7,792            717         9.20
                                                  --------       --------         ----        --------       --------        -----
                                                    57,090          3,852         6.75%         73,537          4,957         6.74%
                                                                 --------         ----                       --------        -----

Non-interest-bearing liabilities                     1,818                                       4,096
                                                  --------                                    --------

     Total liabilities                              58,908                                      77,633

Shareholders' equity                                10,117                                      16,165
                                                  --------                                    --------

     Total liabilities and equity                 $ 69,025                                    $ 93,798
                                                  ========                                    ========

Average dollar difference between
    Interest-earning  assets  and
    interest-bearing liabilities                  $ (1,600)                                   $  3,355
                                                  ========                                    ========

Net interest income                                              $  1,339                                    $  2,741
                                                                 ========                                    ========

Interest rate spread (2)                                                          2.60%                                       3.27%
                                                                                 =====                                       =====

Net annualized yield on average
    Interest-earning assets                                                       2.41%                                       3.57%
                                                                                 =====                                       =====

(1)   Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the year ended December 31, 2000 compared to the year ended December 31, 1999. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $1.4 million in net interest income for the year ended December 31, 2000 compared to the year ended December 31, 1999 was primarily the result of a decrease in the average balance on interest-earning assets.

($ In thousands)

                                                   2000 Versus 1999

                                              Increase (Decrease) due to:
                                         Volume          Rate            Total
                                        -------         -------         -------
Interest-earning assets:
  Loans receivable                      $(2,624)        $   (54)        $(2,678)
  Cash and other interest-
      earning assets                        163               8             171
                                        -------         -------         -------
                                         (2,461)            (46)         (2,507)
                                        -------         -------         -------

Interest-bearing liabilities:
  Revolving warehouse lines              (2,027)            (84)         (2,111)
  FDIC-insured deposits                     756             182             938
  Other interest-
     bearing liabilities                     27              41              68
                                        -------         -------         -------
                                         (1,244)            139          (1,105)
                                        -------         -------         -------

Net interest income (expense)           $(1,217)        $  (185)        $(1,402)
                                        =======         =======         =======

Broker Fee Income

In addition to net interest income (expense), and gain on sale of loans, we derive income from origination fees earned on brokered loans generated by our retail offices. For the year ended December 31, 2000, broker fee income totaled $2.4 million compared to $6.1 million for the same period in 1999. The decrease was primarily the result of a decrease in brokered loan volume.

Other Income

In addition to net interest income (expense), and gain on sale of loans, and broker fee income we derive income from other fees earned on the loans funded such as underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. Revenues associated with the financial products marketed by Approved Financial Solutions are also recorded in other income. For the year ended December 31, 2000, other income totaled $2.1 million compared to $1.8 million for the same period in 1999. The increase was primarily the result of new financial products sold by Approved Financial Solutions. For the year ended December 31, 2000 these revenues were $0.2 million compared to zero for the year ended December 31, 1999.

Comprehensive Income/Loss

For the year ended December 31, 2000 we had other comprehensive income of $4,000 in the form of unrealized holding gains/losses on an Asset Management Fund investment. For the year ended December 31, 1999, we had other comprehensive losses of $46,000 in the form of unrealized holding losses on an Asset Management Fund investment.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $6.3 million to $11.5 million for the year ended December 31, 2000 from 1999. The decrease was directly attributable to a decrease in the number of employees and lower commissions expense caused by the decrease in loan volume. For the year ended December 31, 2000, salary expense decreased by $3.3 million when compared to the same period in 1999. Also the payroll and related benefits decreased by $1.3 million for the year ended December 31, 2000 when compared to the same period in 1999. The decrease was caused by a lower average number of employees, which was attributed to our cost cutting initiative. For the year ended December 31, 2000, the average full time equivalent employee count was
241.8 compared to 371 for the year ended December 31, 1999. For the year ended December 31, 2000 the commissions to loan officers decreased by $1.6 million when compared to the same period ended December 31, 2000. The decrease was primarily due to lower loan volume.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as advertising, rent, postage, printing, general insurance, travel & entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the year ended December 31, 2000 decreased by $4.7 million to $7.8 million, compared to the year ended December 31, 1999. The decrease was the result of a reduction in retail loan origination offices, a decline in our employee count, and our cost cutting initiative.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, and payment of fees to mortgage brokers, for services rendered on loan originations, and verification of mortgages. Loan production expenses for the year ended December 31, 2000 were $1.2 million compared to $1.9 million for the year ended December 31, 1999. The decrease was primarily the result of decreases in appraisal and credit report expenses, which resulted from lower loan volume. We also eliminated payments to outside consultants for research of customer leads due to the creation of the centralized advertising and marketing departments. The expenses for those leads were classified in loan production expenses for the year ended December 31, 1999.

Provision for Loan Losses

The following table presents the activity in the allowance for loan losses and selected loan loss data for the year ended December 31, 2000 and 1999:

(In thousands)
                                                       2000              1999
Balance at beginning of year                        $  1,382          $  2,590
Provision charged to expense                             639             2,042
Loans charged off                                     (1,086)           (3,286)
Recoveries of loans previously charged off               544                36
                                                    --------          --------

Balance at end of period                            $  1,479          $  1,382
                                                    ========          ========
Loans receivable at the end of period, gross
      of allowance for losses                       $ 38,602          $ 69,054

Ratio of allowance for loan losses to gross
      loans receivable at the end of period            3.83%             2.00%

The provision for loan losses was $0.6 million for the year ended December 31, 2000 compared to $2.0 million for the year ended December 31, 1999. For the year ended December 31, 2000, there was an increase in the allowance for loan losses based upon management's assessment of credit risk of loans held for yield. The provision during 1999 was a result of changes in the secondary market environment for whole loan sales, which changed the composition of loans held for sale. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off, are accounted for in the allowance for loan losses.

The allowance is established at a level that we consider adequate to cover future loan losses relative to the composition of the current portfolio of loans held for sale. We consider characteristics of our current loan portfolio such as credit quality, the weighted average coupon, the weighted average loan to value ratio, the combined loan to value ratio, the age of the loan portfolio and the portfolio's delinquency and loss history and current status in the determination of an appropriate allowance. Other criteria such as covenants associated with our credit facilities, trends in the demand for and pricing for loans sold in the secondary market for similar mortgage loans and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future.

Provision for Foreclosed Property Losses

The provision for foreclosed property losses was $0.5 million for the year ended December 31, 2000 compared to $0.9 million for the year ended December 31, 1999. The allowance for REO losses decreased for the year ended December 31, 2000, compared to December 31, 1999 because of the decline in the unit and dollar amount of REO properties.

Sales of real estate owned yielded net losses of $792,000 for the year ended December 31, 2000 versus $648,000 for the year ended December 31, 1999.

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the year ended December 31, 2000 and 1999:

(In thousands)

                                                              2000              1999
                                                             -------          -------
Balance at beginning of year                                 $   718          $   503
Provision charged to expense                                     451              863
Loss on sale of foreclosures                                    (792)            (648)
                                                             -------          -------

Balance at end of period                                     $   377          $   718
                                                             =======          =======

Real estate owned at the end of period, gross
      of allowance for losses                                $ 1,528          $ 2,992

Ratio of allowance for foreclosed property losses
      to gross real estate owned at the end of period         24.67%           24.00%

Assets acquired through loan foreclosure are recorded as real estate owned ("REO"). When a property is transferred to REO status a new appraisal is ordered on the property. The property is written down to the value of the new appraisal. An allowance for REO losses is then established on that property based upon current market conditions and historical results with the sale of REO properties. While we believe that our present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

Results of Operations for the Year Ended December 31, 1999 compared to the Year Ended December 31, 1998.

Net Income (loss)

The net loss for 1999 was $7.9 million compared to net income of $0.5 million in 1998. On a per share basis (diluted), loss for 1999 was ($1.45) compared to $0.09 income for 1998. The return on average assets was (8.45%) in 1999, compared to 0.40% in 1998. Return on average shareholders' equity was (49.01%) in 1999, compared to 1.93% in 1998.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for our broker and retail divisions in 1999 and 1998. During the second quarter of 1999, we initiated in-house funding of conforming and government mortgages originated by the retail division. Additionally, the retail branches originate mortgages that are funded through other lenders ("brokered loans"). Brokered loans consist primarily of non-conforming mortgages that do not meet our underwriting criteria and conforming loans. We did not fund conforming loans in-house during 1998.

--------------------------------------------------------------------------------
                                                          Year Ended December 31
--------------------------------------------------------------------------------
($ in millions)                                              1999        1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
DOLLAR OF LOANS ORIGINATED
-------------------------------------------------------------------------------
Broker Referrals                                             $126.9    $203.9
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Retail - brokered loans                                       151.7      92.3
-------------------------------------------------------------------------------
Retail - funded in-house non-conforming                        78.5     225.8
-------------------------------------------------------------------------------
Retail - funded in-house conforming and government             33.7         0
-------------------------------------------------------------------------------
Total Retail                                                  263.9     318.1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
  Total                                                      $390.8    $522.0
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
NUMBER OF LOANS ORIGINATED
-------------------------------------------------------------------------------
Broker Referrals                                              2,029     3,484
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Retail - brokered loans                                       1,809     1,099
-------------------------------------------------------------------------------
Retail - funded in-house non-conforming                       1,219     3,882
-------------------------------------------------------------------------------
Retail - funded in-house conforming and government              333         0
-------------------------------------------------------------------------------
Total Retail                                                  3,361     4,981
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Total                                                         5,390     8,465
-------------------------------------------------------------------------------

The decrease of 44.4% in dollar volume of loans, excluding $151.7 million in brokered loans, originated during the year ended December 31, 1999, compared to the same period in 1998 was due primarily to increased competition in the non-conforming mortgage industry.

Loans originated through our retail offices, excluding $151.7 million in brokered loans, decreased 50.3% to $112.2 million, compared to $225.8 million during the same period in 1998. The decrease was primarily the result of increased pricing competition in the non-conforming mortgage area and a decrease in the number of retail loan origination centers from 26 at December 31, 1998 to 11 at December 31, 1999.

Brokered loans generated by the retail division were $151.7 million during the year ended December 31, 1999 which was a 64.4% increase compared to $92.3 million during the same period in 1998. The increase was primarily the result of pricing competition in the non-conforming mortgage market.

The volume of loans originated through broker referrals from our network of mortgage brokers decreased 37.8% to $126.9 million for the year ended December 31, 1999, compared to $203.9 million for the year ended December 31, 1998. The pricing competition in the non-conforming mortgage industry was the primary reason for the decrease in loans from this source. Also, since we did not offer conforming and government loan products through the broker division, the refinance boom for conforming mortgages created by the low interest rate environment contributed to the decrease in loan volume from this division.

The following table summarizes the mortgage loan origination activity, including brokered loans, by state, for the years ended December 31, 1998 and 1997.

Years Ended
December 31                                      1998                          1997
                                        ----------------------        ----------------------
         (In thousands)                  Dollars       Percent         Dollars       Percent
                                        ---------      -------        ---------      -------
Broker Division
     Florida                            $ 53,874         10.3%        $ 61,897         13.2%
     North Carolina                       25,315          4.9           28,957          6.1
     Virginia                             11,698          2.2            5,415          1.2
     Pennsylvania                             43          0.0               --           --
     Ohio                                 22,233          4.3           32,478          6.9
     Maryland                             35,690          6.8           29,997          6.4
     Georgia                              34,617          6.7           59,792         12.8
     South Carolina                        9,444          1.8            4,463          1.0
     Kentucky                                361          0.1               --           --
     Tennessee                             6,391          1.2            7,826          1.7
     Illinois                              3,059          0.6           12,781          2.7
     Indiana                                  72          0.0            9,131          1.9
     Michigan                              1,115          0.2            3,680          0.8
                                        --------        -----         --------        -----

     Total Broker Division              $203,912         39.1%        $256,417         54.7%
                                        ========        =====         ========        =====

Retail Division:
     Maryland                           $ 66,911         12.8%        $  66,954        14.4%
     Virginia                             52,856         10.1            34,442         7.3
     Michigan                              4,001          0.8                 0           0
     Georgia                              58,558         11.2            12,886         2.7
     South Carolina                       21,682          4.1            18,611         4.0
     Ohio                                 23,301          4.5            12,666         2.7
     North Carolina                       49,912          9.6            39,007         8.3
     Colorado                                  0            0                 0           0
     Delaware                             15,905          3.0            16,056         3.4
     Kentucky                             14,368          2.8                85          --
     Florida                               6,374          1.2             4,141         0.9
     New Jersey                                0            0                 0           0
     Texas                                     0            0                 0           0
     Pennsylvania                              0            0                 0           0
     Illinois                              2,065          0.4             4,877         1.0
     Indiana                               2,200          0.4             2,813         0.6
                                         --------       -----          --------       -----

     Total Retail Division              $318,133         60.9%         $212,538        45.3%
                                        ========        =====          ========       =====

Total Originations:
      Maryland                          $102,601         19.7%         $ 96,951        20.8%
      Virginia                            64,554         12.4            39,857         8.5
      Michigan                             5,116          1.0             3,680         0.8
      Florida                             60,248         11.5            66,038        14.1
      North Carolina                      75,227         14.4            67,964        14.5
      Ohio                                45,534          8.7            45,144         9.6
      Georgia                             93,175         17.9            72,678        15.5
      South Carolina                      31,126          6.0            23,074         4.9
      Pennsylvania                            43          0.0                 0           0
      Colorado                                 0            0                 0           0
      Kentucky                            14,729          2.8                85           0
      Delaware                            15,905          3.0            16,056         3.4
      Tennessee                            6,391          1.2             7,826         1.7
      New Jersey                               0            0                 0           0
      Illinois                             5,124          1.0            17,658         3.7
      Texas                                    0            0                 0           0
      Indiana                              2,272          0.4            11,944         2.5
                                        --------        -----          --------       -----

      Total Originations                $522,045        100.0%         $468,955       100.0%
                                        ========        =====          ========       =====

Gain on Sale of Loans

The largest component of net income is gain on sale of loans. There is an active secondary market for most types of mortgage loans originated. The majority of the loans originated are sold to other financial institutions. We receive cash at the time loans are sold. The loans are sold service-released on a non-recourse basis, except for normal representations and warranties, which is consistent with industry practices. By selling loans in the secondary mortgage market, we are able to obtain funds that may be used for additional lending and investment purposes. Gain on sale of loans is comprised of several components, as follows: (a) the difference between the sales price and the net carrying value of the loan; plus (b) loan origination fee income collected at loan closing and deferred until the loan is sold; less (c) loan sale recapture premiums and loan selling costs.

Non-conforming loan sales totaled $235.5 million including loans owned in excess of 180 days ("seasoned loans") for the year ended December 31, 1999, compared to $389.6 million including seasoned loans for the same period in 1998. The decrease was caused primarily by the decrease in loan origination volume.

For the year ended December 31, 1999, we sold $15.4 million of seasoned loans, at a weighted average discount to par value of 7.8%. The loss was fully reserved for in prior periods. For year ended December 31, 1998, we sold $12.0 million of seasoned loans, at a weighted average discount to par value of 10.5%. These losses were recorded as charge offs during 1998.

Conforming and government loan sales were $30.3 million for the year ended December 31, 1999. We did not fund conforming or government loans during the same period ended in 1998.

The combined gain on the sale of loans was $13.2 million for the year ended December 31, 1999, which compares with $29.7 million for the same period in 1998. The decrease for the year ended December 31, 1999, was the direct result of a decrease in the weighted-average premium paid by investors for non-conforming mortgage loans, the addition of conforming and government loan sales that normally carry lower loan sale premiums and a lower volume of loans sold. Gain on the sale of mortgage loans represented 46.3% of total revenue for the year ended December 31, 1999, compared to 60.9% of total revenue for the same period in 1998.

The weighted-average premium realized on non-conforming loan sales decreased to 3.1% (excluding seasoned loan sales), during the year ended December 31, 1999, from 5.4% (excluding seasoned loan sales) for the same period in 1998. The decrease in premium percentage was caused by material changes in the secondary market conditions for non-conforming mortgage loans. The weighted-average premium realized on conforming and government loans sales was 1.85% during the year ended December 31, 1999.

We have never used securitization as a loan sale strategy. However, the whole-loan sale marketplace for non-conforming mortgage loans was impacted by changes that affected companies who previously used securitizations to sell loans. Excessive competition during 1998 and 1999 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool. The increased prepayment speeds experienced in the industry were greater than the assumptions previously used by many securitization issuers and led to an impairment of Asset values for several companies in the industry. Additionally, in September of 1998, due to the Russian crisis, and again in the fourth quarter of 1999, due to Y2K concerns, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many of these companies have experienced terminal liquidity problems and others have diverted to whole loan sale strategies in order to generate cash. This shift has materially decreased the demand for and increased the supply of non-conforming mortgage loans in the secondary marketplace, which resulted in significantly lower premiums on non-conforming whole-loan mortgage sales beginning in the fourth quarter of 1998 and continuing throughout 1999 when compared to earlier periods.

Furthermore, the loan sale premium percentage has decreased due to a decrease in the Weighted Average Coupon ("WAC") on loan originations, which was primarily the result of a lower interest rate market and a shift in our origination profile to a higher credit grade customer. These premiums do not include loan origination fees collected at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

We defer recognizing income from the loan origination fees we receive at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from our retail lending division. Origination fee income included in the gain on sale of loans for the year ended December 31, 1999 was $6.1 million, compared to $10.4 million for the year ended December 31, 1998. The decrease is the result of a decrease in the volume of loans sold, which were generated by our retail division. Our retail loan sales for the year ended December 31, 1999 comprised 53.4% of total loan sales, with average loan origination fee income earned of 4.62%, including conforming loans. Excluding conforming loans the average loan origination fee income earned was 4.83% for the year ended December 31, 1999. For the year ended December 31, 1998 retail loan sales were 55.5% of total loan sales with average origination fee income of 5.0%. Fees associated with selling loans were approximately 10 basis points for the year ended December 31, 1999 compared to 20 basis points for the year ended December 31, 1998.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold. Average fees paid to mortgage brokers for the year ended December 31, 1999 was 41 basis points compared to 39 basis points in 1998.

Interest Income and Expense

Net interest income is dependent on the difference, or "spread", between the interest income we receive from our loans and our cost of funds, consisting principally of the interest expense paid on the warehouse lines of credit, the Bank's deposit accounts and other borrowings.

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

Changes in the average yield received on the loan portfolio may not coincide with changes in interest rates we must pay on revolving warehouse loans, the Bank's FDIC-insured deposits, and other borrowings. As a result, in times of rising interest rates, decreases in the difference between the yield received on loans and other investments and the rate paid on borrowings and the Bank's deposits usually occur.

The following tables reflect the average yields earned and rates paid during 1999 and 1998. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)                                             1999                                             1998
                                          ----------------------------------------         ----------------------------------------
                                                                                                                           Average
                                           Average                         Average          Average                         Yield/
                                           Balance         Interest       Yield/Rate        Balance         Interest         Rate
                                          ---------        --------       ----------        -------         --------        -------
Interest-earning assets:
     Loan receivable (1)                  $  67,665         $ 7,246          10.7%         $  83,522         $ 9,761          11.69%
Cash and other interest-
earning assets                                9,227             452           4.90            12,754             547           4.28
                                          ---------         -------        -------         ---------         -------        -------
                                             76,892           7,698          10.0%            96,276          10,308          10.71%
                                          ---------         -------        -------         ---------         -------        -------

Non-interest-earning assets:
     Allowance for loan losses               (2,481)                                          (1,789)
     Investment in IMC                           71                                            8,136
     Premises and equipment, net              5,375                                            4,770
     Other                                   13,941                                           11,875
                                          ---------                                        ---------

     Total assets                         $  93,798                                        $ 119,268
                                          =========                                        =========

Interest-bearing liabilities:
     Revolving warehouse lines               33,380           2,405          7.20%        $   49,810           3,888           7.80%
     FDIC-insured deposits                   32,365           1,835          5.67             22,858           1,361           5.96
     Other interest-bearing
        Liabilities                           7,792             717          9.20             10,677           1,003           9.39
                                          ---------         -------        -------         ---------         -------        -------
                                             73,537           4,957          6.74%            83,345           6,252           7.50%
                                          ---------         -------        -------         ---------         -------        -------

Non-interest-bearing liabilities              4,096                                           11,126
                                          ---------                                        ---------

     Total liabilities                       77,633                                           94,471

Shareholders' equity                         16,165                                           24,797
                                          ---------                                        ---------

     Total liabilities and equity         $  93,798                                        $ 119,268
                                          =========                                        =========

Average dollar difference
between Interest-earning assets
and interest-Bearing liabilities          $   3,354                                        $  12,931
                                          =========                                        =========

Net interest income                                         $ 2,741                                          $ 4,056
                                                            =======                                          =======

Interest rate spread (2)                                                    3.27%                                              3.21%
                                                                          =======                                           =======

Net annualized yield on average
Interest-earning assets                                                     3.57%                                              4.21%
                                                                          =======                                           =======

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

($ In thousands)

                                                            1999 Versus 1998

                                                       Increase (Decrease) due to:
                                                Volume           Rate            Total
                                                -------         -------         -------
Interest-earning assets:
  Loan receivable                               $(1,746)        $  (769)        $(2,515)
  Cash and other interest-earning assets           (196)            101             (95)
                                                -------         -------         -------
                                                 (1,942)           (668)         (2,610)
                                                -------         -------         -------

Interest-bearing liabilities:
  Revolving warehouse lines                      (1,202)           (281)         (1,483)
  FDIC-insured deposits                             536             (62)            474
  Other interest-bearing liabilities               (266)            (20)           (286)
                                                -------         -------         -------
                                                   (932)           (363)         (1,295)
                                                -------         -------         -------

Net interest income (expense)                   $(1,010)        $  (305)        $(1,315)
                                                =======         =======         =======

Broker Fee and Other Income

In addition to net interest income (expense), and gain on sale of loans, we derive income from origination fees earned on brokered loans generated by our retail offices and other fees earned on the loans funded, such as document preparation fees, underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. Brokered loan fees were $6.1 million for the year ended December 31, 1999, compared to $4.3 million for the year ended December 31, 1998. For the year ended December 31, 1999, other income totaled $7.8 million compared to $7.0 million for the same period in 1998. The increase was primarily the result of the increase in brokered loan fees, which was generated by an increase in brokered loan volume. The increase in brokered loan fees was offset by a reduction in underwriting fee income due to a lower volume of loans closed. Underwriting fee income was $1.3 million for the year ended December 31, 1999 compared to $2.3 million for the year ended December 31, 1998.

Comprehensive Income

We have other comprehensive income (loss) in the form of unrealized holding losses on securities available for sale. For the year ended December 31, 1999, other comprehensive loss was $0.05 million compared to other comprehensive loss of $6.8 million for the year ended December 31, 1998. The loss for the year ended December 31, 1999 related to the decrease in the market price of the Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio investment and in 1998 the loss was related to a decrease in the market price of IMC Mortgage Company common stock.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $5.6 million to $17.8 million for the year ended December 31, 1999 from 1998. The decrease was directly attributable to a decrease in the number of employees and lower commissions expense caused by the decrease in loan volume. Salary expense decreased by $4.4 million and payroll related benefits decreased by $0.5 million. The decrease was caused by a lower average number of employees, which was attributed to the cost cutting initiative. For the year ended December 31, 1999 the average full time equivalent employee count was 371 compared to 578 for the year ended December 31, 1998. Commissions to loan officers decreased by $1.1 million due to lower loan volume.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 1999 increased by $0.8 million to $12.5 million, compared to the year ended December 31, 1998. The increase is attributed to increases in advertising expense, rent expense and depreciation expense. For the year ended December 31, 1999 these three expense items increased $3.3 million compared to the same period ended December 31, 1998. The increase in advertising was caused by the formation of a centralized advertising and marketing department in order to consolidate its marketing. The sale lease back of the building that housed the advertising and marketing department in Virginia Beach prior to relocation to the new corporate office building in December of 1999 caused the increase in rent. Also, we continue to pay rent on many retail offices that we closed while we are attempting to sublease these locations. The increase in depreciation expense was caused by the acquisition of ConsumerOne Financial, which has depreciable equipment of $0.8 million. Expenses in all other general and administrative categories decreased by $4.1 million during the year ended December 31, 1999, compared to the year ended December 31, 1998. These expenses were part of a cost reduction initiative.

Write down of Goodwill

Goodwill related to the 1998 purchase of MOFC, Inc. d/b/a ConsumerOne Financial and the Funding Center of Georgia was written down during the year ended December 31, 1999. The anticipated net income from these acquisitions was not realized due to the decreasing margins in the nonconforming mortgage industry, therefore we reevaluated our intangible assets associated with the acquisitions. The total write down for the year ended December 31, 1999 was $1.1 million.

Loss on Sale/Disposal of Fixed Assets

For the year ended December 31, 1999 we disposed of computers and equipment no longer in service because of branch closings, which resulted in a loss of $0.4 million. There was also an expense of $0.3 million regarding the charge taken for previously capitalized legal and architectural costs related to previous plans to construct a new corporate headquarters building in Virginia Beach. These construction plans were cancelled when our current building became available for purchase and was acquired in late 1999.

Loan Production Expense

The largest component of loan production expense is fees paid to mortgage brokers for services rendered in the preparation of loan packages. Other items that comprise loan production expenses are appraisals, credit reports, lead research and telemarketing list expenses. Loan production expenses for the year ended December 31, 1999 were $1.9 million compared to $3.6 million for the year ended December 31, 1998. The decrease was primarily the result of a decrease in services rendered fees of $1.2 million. Also, appraisal and credit report expense decreased due to lower loan volume. We also eliminated payments to outside consultants for research of customer leads due to the creation of the centralized advertising and marketing departments.

Provision for Loan Losses

The following table presents the activity in the allowance for loan losses and selected loan loss data for 1999 and 1998:

(In thousands)

Years Ended
                        December 31                 1999               1998
                                                  ---------          ---------

Balance at beginning of year                      $   2,590          $   1,687
Provision charged to expense                          2,042              3,064
Acquisition of MOFC, Inc.                                 0                 49
Loans charged off                                    (3,286)            (2,372)
Recoveries of loans previously charged off               36                162
                                                  ---------          ---------

Balance at end of year                            $   1,382          $   2,590
                                                  =========          =========

Loans receivable at year-end, gross
  of allowance for losses                         $  69,054          $ 107,634

Ratio of allowance for loan losses to gross
  loans receivable at year-end                        2.00%              2.41%

We added $2.0 million during the year ended December 31, 1999 to the allowance for loan losses, compared to an increase of $3.1 million for the year ended December 31, 1998. The decrease in the provision was primarily the result of a decrease in the balance of gross mortgage loans held for the respective dates. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off, are accounted for in the allowance for loan losses.

The allowance is established at a level that we consider adequate relative to the composition of the current portfolio of loans held for sale. We consider characteristics of the current loan portfolio such as credit quality, the weighted average coupon, the weighted average loan to value ratio, the age of the loan portfolio and the portfolio's delinquency status in the determination of an appropriate allowance. Other criteria such as covenants associated with our credit facilities, trends in the demand for and pricing for loans sold in the secondary market for non-conforming mortgages and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future.

Provision for Foreclosed Property Losses

We increased our provision for foreclosed property losses by $215,000 for the year ended December 31, 1999, compared to an decrease of $168,000 for the year ended December 31, 1998.

Sales of real estate owned yielded net losses of $648,000 for the year ended December 31, 1999 versus $660,000 for the year ended December 31, 1998.

The following table presents the activity in our allowance for foreclosed property losses and selected real estate owned data for 1999 and 1998:

(In thousands)

Years Ended
                        December 31                        1999          1998
                                                          -------      -------

Balance at beginning of year                              $   503      $   671
Provision charged to (reducing) expense                       215         (168)
                                                          -------      -------

Balance at end of year                                    $   718      $   503
                                                          =======      =======

Real estate owned at year-end, gross
      of allowance for losses                             $ 2,992      $ 2,211

Ratio of allowance for foreclosed property losses
      to gross real estate owned at year-end               24.00%       22.80%

We maintain a reserve on our real estate owned ("REO") based upon our assessment of appraised values at the time of foreclosure. The increase in the provision for foreclosed property losses relates to an increase in the dollar amount of outstanding REO at December 31, 1999 when compared to December 31, 1998. While we believe that our present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

Income Taxes. The income tax benefit for 1999 was $4.7 million resulting from net operating loss carrybacks with an effective tax rate of 38.62%. By comparison, we had income tax expense of $0.5 million for an effective tax rate of 39.78% in 1998.

The effective tax rates differ from the statutory federal rates due primarily to state income taxes and certain nondeductible expenses.

Financial Condition at December 31, 2000 and 1999

Assets

The total assets were $59.8 million at December 31, 2000 compared to total assets of $98.6 million at December 31, 1999.

Cash and cash equivalents decreased by $3.1 million to $7.6 million at December 31, 2000, from $10.7 million at December 31, 1999. The Company paid down its credit line in order to reduce interest expense.

Net mortgage loans receivable decreased by $30.1 million to $36.7 million at December 31, 2000. The 45.1% decrease in 2000 is primarily due to selling more loans than were originated in-house during 2000. We generally sell loans within sixty days of origination.

Real estate owned ("REO") decreased by $1.1 million to $1.2 million at December 31, 2000. The 49.4% decrease in REO resulted from the sale of $3.6 million in REO properties compared to additions of $2.2 million to REO during the twelve months ended December 31, 2000.

Investments increased by $0.2 million to $2.8 million at December 31, 2000. Investments consist primarily of an Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio and FHLB stock owned by the Bank. The 7.8% increase in investments in 2000 is primarily due to the purchase of shares of FHLB stock.

Premises and equipment decreased by $0.7 million to $5.4 million at December 31, 2000. The decrease is due to the depreciation of these assets for the year ended December 31, 2000.

Goodwill (net) decreased by $0.1 million to $1.0 million at December 31, 2000. The decrease is due to the amortization of the intangible asset for the year ended December 31, 2000.

Income tax receivable decreased by $5.6 million to $0 million at December 31, 2000. The 100.0% decrease represents the receipt of a refund due on federal taxes based upon actual tax return filing.

The deferred tax asset increased by $1.8 million to $3.5 million at December 31, 2000. The increase related to a net operating loss carryforward of $2.1 million. This was partially offset by the establishment of a $0.5 million valuation allowance for future unrealizable benefits for the deferred tax asset. The valuation allowance is based upon an assessment by management of future taxable income and its relationship to realizability of deferred tax assets. Based upon the managements expected improvements of sufficient taxable income and reversing of the temporary differences, management believes that it is more likely than not that the Company will realize the net amount of the deferred tax asset. However, there can be no assurances that the Company will generate taxable income in any future period. The remainder of the decrease relates to changes in timing differences of the deferred tax asset.

Other assets decreased by $0.1 million to $1.6 million at December 31, 2000. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets. The majority of the decrease was in accrued interest receivable, which was due to lower average loans held for sale at December 31, 2000.

Liabilities

Outstanding balances for our revolving warehouse loans decreased by $15.8 million to $1.7 million at December 31, 2000. The 90.3% decrease in 2000 was primarily attributable to the decrease in loans receivable.

The Bank's deposits totaled $34.4 million at December 31, 2000 compared to $55.3 million at December 31, 1999. Of the certificate accounts on hand as of December 31, 2000, a total of $15.4 million was scheduled to mature in the twelve-month period ending December 31, 2001.

During the twelve month period ended December 31, 2000, we received $3.9 million in money market deposits through an arrangement with a local NYSE member broker/dealer. There were no money market deposits in 1999.

As of December 31, 2000, the Bank borrowed $3.0 million from the Federal Home Loan Bank (FHLB) to fund loan production compared to $4.6 million at December 31, 1999.

Promissory notes and certificates of indebtedness totaled $4.9 million at December 31, 2000 compared to $5.1 million at December 31, 1999. The 4.3% decrease is primarily due to the redemption of maturing promissory notes and certificates. During the years of 2000 and 1999, we were not soliciting new promissory notes or certificates of indebtedness. We have utilized promissory notes and certificates of indebtedness, which are subordinated to our warehouse lines of credit, to help fund its operations since 1984. Promissory notes outstanding carry terms of one to five years and interest rates between 8.00% and 10.00%, with a weighted-average rate of 9.78% at December 31, 2000. Certificates of indebtedness are uninsured deposits authorized for financial institutions, which have Virginia industrial loan association charters. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 9.6% at December 31, 2000.

Mortgage loans payable totaled $2.5 million at December 31, 2000 compared to $2.3 million at December 31, 1999. The $0.2 million increase is a combination of a $0.3 first mortgage payable on one of its REO properties as well as a minimal decrease in mortgage loans payable due to the normal principal reduction with payments made on the note payable.

Accrued and other liabilities decreased by $1.1 million to $1.4 million at December 31, 2000. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The 43.7% decrease is the result of various payments of year end accrued expenses.

Shareholders' Equity

Total shareholders' equity at December 31, 2000 was $8.0 million compared to $11.3 million at December 31, 1999. The $3.3 million decrease in 2000 was due to the $3.3 million loss for the twelve months ended December 31, 2000.

Liquidity and Capital Resources

Our operations require access to short and long-term sources of cash. Our primary sources of cash flow result from the sale of loans through whole loan sales, loan origination fees, processing, underwriting and other fees associated with loan origination and servicing, revenues generated by Approved Financial Solutions and Global Title of Md., Inc., net interest income, and borrowings under our warehouse facilities, certificates of indebtedness issued by Approved Financial Corp. and certificates of deposit issued by the Bank to meet working capital needs. Our primary operating cash requirements include the funding of mortgage loan originations pending their sale, operating expenses, income taxes and capital expenditures.

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to our ability to continue to originate loans. We have historically operated, and expect to operate in the future on a negative cash flow basis from operations based upon the timing of proceeds used to fund loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 45 days after proceeds are used to fund the loan. For the twelve months ended December 31, 2000, we used cash from operating activities of $9.5 million. For the twelve months ended December 31, 1999 we used cash from operating activities of $17.2 million.

We finance our operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the twelve months ended December 31, 2000, we paid down debt from financing activities of $34.4 million, this was primarily the result of proceeds from loan sales in excess of new borrowings for funding loan originations. For the twelve months ended December 31, 1999, we paid down debt from financing activities of $26.7 million.

Our borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on our office buildings, FHLB advances, subordinated debt and loan proceeds payable) were 84.3% of assets at December 31, 2000 compared to 86.1% at December 31, 1999.

Whole Loan Sale Program

The most important source of liquidity and capital resources is the ability to profitably sell conforming and non-conforming loans in the secondary market. The market value of the loans funded is dependent on a number of factors, including but not limited to loan delinquency and default rates, the original term and current age of the loan, the interest rate and loan to value ratio, whether or not the loan has a prepayment penalty, the credit grade of the loan, the credit score of the borrower, the geographic location of the real estate, the type of property and lien position, the supply and demand for conforming and non-conforming loans in the secondary market, general economic and market conditions, market interest rates and governmental regulations. Adverse changes in these conditions may affect our ability to sell mortgages in the secondary market for acceptable prices, which is essential to the continuation of our mortgage origination operations.

Bank Sources of Capital

The Bank's deposits totaled $34.4 million at December 31, 2000 compared to $55.3 million at December 31, 1999. The Bank currently utilizes funds from deposits and a $15 million line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans. We plan to increase the use of credit facilities and funding opportunities available to the Bank.

Warehouse and Other Credit Facilities

In addition to our $15 million line of credit with the FHLB of Atlanta, we have available funding from warehouse facilities with other non-affiliated financial institutions.

On July 21, 2000, we obtained a $40.0 million line of credit from Bank United. However, effective December 29, 2000, the Company obtained an amendment to the credit line, which reduced the size of the warehouse facility to $20.0 million, since the utilization of the credit line has been very low in 2000. The credit line can be used for prime and sub-prime mortgage loans and is secured by loans originated. The line bears interest at a rate of 2.25% and 3.00% over the one-month LIBOR rate for prime and sub-prime loans respectively. We may receive warehouse credit advances of 98%, 97%, and 90% for prime, sub-prime, and high LTV loans (loans with LTV's greater than 90%), respectively, of the collateral value amount on pledged mortgage loans for a period of 90 days after advance of funds on each loan. If an investor has not purchased a loan within 90 days of such advance, the interest rate on the loan increases to 4.00% over the one-month LIBOR and we have an additional 30 days to sell the loan or purchase the loan back from the warehouse. All interest rates reflect a 25 basis point increase from the original interest rates, which was the result of the December 29th amendment. The aged loan sub limit is $2.0 million. As of December 31, 2000, $1.8 million was outstanding under this facility. The line of credit is scheduled to expire on July 21, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of December 31, 2000 we are in compliance with all financial covenants.

On November 10, 1999, we obtained a $20.0 million sub-prime line of credit from Regions Bank. The line is secured by loans originated and bears interest at a rate of 3.25% over the one-month LIBOR rate. We may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of December 31, 2000 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of December 31, 2000 we are in compliance with all financial covenants.

On November 10, 1999, we obtained a $20.0 million conforming loan line of credit from Regions Bank. The line is secured by loans originated and bears interest ranging from 2.25% to 2.75% over the one-month LIBOR rate based upon the monthly advance levels. We may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of December 31, 2000 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of December 31, 2000 we are in compliance with all financial covenants.

Effective on December 8, 1999, we obtained an amendment to the warehouse line of credit agreement with Chase Bank of Texas. Since the utilization of the credit line was very low in 1999, the amendment reduced the size of the warehouse facility to $15.0 million, and all bank syndicate members other than Chase were released from the commitment. The line is secured by loans originated and bears interest at a rate of 1.75% over the one-month LIBOR rate. We may receive warehouse credit advances of 95% of the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. This line expired on June 7, 2000 and will not be renewed.

Other Capital Resources

Promissory notes and certificates of indebtedness, have been a source of capital since 1984 and are issued primarily according to an intrastate exemption from security registration. Promissory notes and certificates of indebtedness totaled $4.9 million at December 31, 2000 compared to $5.1 million at December 31, 1999. These borrowings are subordinated to our warehouse lines of credit. We cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer our primary state of operation.

We had cash and cash equivalents of $7.6 million at December 31, 2000. We have sufficient resources to fund our current operations. Alternative sources for future liquidity and capital resource needs may include the issuance of debt or equity securities, increase in Saving Bank deposits and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, the terms and covenants associated with the alternative capital source. We expect that we will continue to be challenged by a limited availability of capital, a reduction in premiums received on non-conforming mortgage loans sold in the secondary market compared to premiums realized in recent years, new competition and a rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 2000 and 1999, the Bank maintained liquidity in excess of the required amount, and we anticipate that we will continue to do so.

Bank Regulatory Capital

At December 31, 2000, the Bank's book value under generally accepted accounting principles ("GAAP") was $9.4 million. OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and
(3) overall risk-based capital of 8.0% of total risk-weighted assets. As of December 31, 2000, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank's GAAP capital to regulatory capital:

                                                 Tangible           Core          Risk-Based
(In thousands)                                    Capital          Capital          Capital
GAAP capital                                      $ 9,440          $ 9,440          $ 9,440
Add: unrealized loss on securities                      9                9                9
Nonallowable asset: goodwill                         (546)            (546)            (546)
Additional capital item: general allowance             --               --              272
                                                  -------          -------          -------
Regulatory capital - computed                       8,903            8,903            9,175
Minimum capital requirement                           782            2,084            3,435
                                                  -------          -------          -------
Excess regulatory capital                         $ 8,121          $ 6,819          $ 5,740
                                                  =======          =======          =======

Ratios:
     Regulatory capital - computed                 17.08%           17.08%           21.37%
     Minimum capital requirement                    1.50%            4.00%            8.00%
                                                  -------          -------          -------
Excess regulatory capital                          15.58%           13.08%           13.37%
                                                  =======          =======          =======

Recently an FDIC discussion draft proposal has been made public regarding requirements for subprime lenders. Under the proposal, regulatory capital required to be held for certain loan classes included in the institution's portfolio could be increased. The ultimate resolution of this proposal is uncertain at this time. However, we believe that the Bank can remain in compliance with its capital requirements.

We are not aware of any other trends, events or uncertainties other than those discussed in this document, which will have or that are likely to have a material effect on our or the Bank's liquidity, capital resources or operations. We are not aware of any other current recommendations by regulatory authorities, which if they were implemented would have such an effect.

Interest Rate Risk Management

We originate mortgage loans for sale as whole loans. We mitigate our interest rate exposure, and the related need for hedging activity, by selling most of the loans within sixty days of origination. However, we may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. Currently loans held for investment by the Bank are primarily composed of adjustable rate mortgages in order to minimize the Bank's interest rate risk exposure. However, excluding the Bank's loans held for investment the majority of loans held beyond the normal sixty-day holding period are fixed rate instruments. Since most of our borrowings have variable interest rates, we have exposure to interest rate risk. For example, if market interest rates were to rise between the time we originate the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of our fixed rate mortgage loans held for sale, we in certain cases, may enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. If the value of an interest rate hedge position decreases, offsetting an increase in the value of the hedged loans, upon settlement with the counter-party, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans. Conversely, if the value of a hedge position increases, offsetting a decrease in the value of the hedged loans, we will receive the hedge gain in cash at settlement. We believe that our current hedging strategy using Treasury rate lock contracts is an effective way to manage interest rate risk on fixed rate loans prior to sale. We may in the future enter into similar transactions with government and quasi-government agency securities in relation to our origination and sale of conforming mortgage loans or similar forward loan sale commitments concerning non-conforming mortgages. Prior to entering into any type of hedge transaction or forward loan sale commitment, we perform an analysis of the loan associated with the transaction or commitment taking into account such factors as credit quality of the loans, interest rate and term of the loans, as well as current economic market trends, in order to determine the appropriate structure and/or size of a hedge transaction or loan sale commitment that will limit our exposure to interest rate risk. We had no hedge contracts or forward commitments outstanding at December 31, 2000. We have not entered into any hedge contracts since the fourth quarter of 1997. That commitment expired during the first quarter of 1998.

New Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137, is effective for fiscal year ends beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement did not have any material impact on the financial statements.

Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101B, must be adopted no later than the fourth calendar quarter of the year 2000. Adoption of SAB101 is not expected to have any material impact on the recognition, presentation, and disclosure of revenue.

In March 2000, the Financial Accounting Standards Board, (FASB) issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FIN 44 does not change FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). FIN 44 is generally effective for transactions occurring after July 1, 2000 however, the accounting must be applied prospectively to certain transactions consummated after December 15, 1998. The Company is not aware of any transactions that will cause FIN 44 to have a material effect on its financial condition or results of operations.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of provisions of SFAS No. 125 without reconsideration. The Statement requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or repledge. The Statement includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We do not expect that FAS 140 will have a material effect on financial condition or results of operations.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this document have been prepared in accordance with generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

The majority of the assets are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Inflation affects us most significantly in the area of residential real estate values and inflation's effect on interest rates. Real estate values generally increase during periods of high inflation and are stagnant during periods of low inflation. While, interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, normally interest rates increase during periods of high inflation and decrease during periods of low inflation.

Loan origination volume generally increases as residential real estate values increase because homeowners have new home equity values against which they can borrow. A large portion of our loan volume is related to refinancing and debt consolidation mortgages, therefore, an increase in real estate values enhances the marketplace for this type of loan origination. Conversely, as residential real estate values decrease, the market for home equity and debt consolidation loan origination decreases. Additionally, an increase or decrease in residential real estate values may have a positive or negative effect, respectively, on the liquidation of foreclosed property.

Because we sell a significant portion of the loans we originate, the effect that inflation has on interest rates has a diminished effect on the results of operations. However, we hold a portfolio of loans held for investment, the size of which varies from time to time and this portfolio will be more sensitive to the effects of inflation and changes in interest rates. Profitability may be directly affected by the level and fluctuation of interest rates, which affect our ability to earn a spread between interest received on loans and the costs of borrowings. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. (See also: "Interest Rate Risk Management").

A substantial and sustained increase in interest rates could adversely affect our ability to originate and purchase loans and affect the mix of first and junior lien mortgage loan products. Generally, first mortgage production increases relative to junior lien mortgage production in response to low interest rates and junior lien mortgage loan production increases relative to first mortgage loan production during periods of high interest rates.

While we have no plans to adopt a Securitization loan sale strategy at this time, if we were to do so in the future, then to the extent servicing rights and interest-only and residual classes of certificates are capitalized on the books from future loan sales through securitization, higher than anticipated rates of loan prepayments or losses could require us to write down the value of such servicing rights and interest-only and residual certificates, adversely affecting earnings. A significant decline in interest rates could increase the level of loan prepayments. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow us to increase the value of interest-only and residual certificates, which could have a favorable effect on our results of operations and financial condition.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management - Asset/Liability Management

Our primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of our interest-earning assets and interest-bearing liabilities.

We strive to manage the maturity or repricing match between assets and liabilities. The degree to which we are "mismatched" in our maturities is a primary measure of interest rate risk. In periods of stable interest rates, net interest income can be increased by financing higher yielding long-term mortgage loan assets with lower cost short-term Bank deposits and borrowings. Although such a strategy may increase profits in the short run, it increases the risk of exposure to rising interest rates and can result in funding costs rising faster than asset yields. We attempt to limit our interest rate risk by selling a majority of the fixed rate mortgage loans that we originate.

Contractual principal repayments of loans do not necessarily reflect the actual term of our loan portfolio. The average lives of mortgage loans are substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives us the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

The majority of the loans originated are sold through loan sale strategies in an attempt to limit exposure to interest rate risk in addition to generating cash revenues. We sold, during 1999 and 2000, approximately 98.5% of the total loans originated and funded in-house during the year ended December 31, 1999. Also, we sold, during 2000 approximately 96.0% of loans originated and funded in-house during the period beginning January 1, 2000 and ending November 30, 2000. We expect to sell the majority of our loan originations, other than loans specifically originated to hold for investment and yield, during the same twelve-month period in which they are funded in future periods. As a result, loans are held on average for less than 12 months in our portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at December 31, 2000, as anticipated, and is expected to remain negative in future periods. We have no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that we sell the majority of our loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

Our one-year gap was a negative 2.72% of total assets at December 31, 2000, as illustrated in the following table:

                                                                   One Year            Two             Three to         More Than
              Description                          Total           Or Less            Years           Four Years        Four Years
Interest earning assets:
Loans held for sale (1)                           $ 22,537         $  9,601          $    412          $    967          $ 11,558
Loans held for yield (1)                            15,655            6,323               297               698             8,337
Cash and other interest-earning assets               7,597            7,597
                                                  -------------------------------------------------------------------------------
                                                    45,789         $ 23,521          $    709          $  1,665          $ 19,895
                                                                   ==============================================================

Allowance for loan losses                           (1,479)
Premises and equipment, net                          5,408
Other                                               10,101
                                                  --------
Total assets                                      $ 59,819
                                                  ========

Interest-bearing liabilities:
Revolving warehouse lines                         $  1,694            1,694
FDIC - insured deposits                             34,432           15,449             8,878             7,133             2,972
FDIC - insured money market account                  3,926            3,926
Other interest-bearing liabilities                  10,486            4,080               839             1,898             3,669
                                                  -------------------------------------------------------------------------------
                                                    50,538         $ 25,149          $  9,717          $  9,031          $  6,641
                                                                   ==============================================================

Non-interest-bearing liabilities                     1,270
                                                  --------
Total liabilities                                   51,808
Shareholders' equity                                 8,011
                                                  --------

Total liabilities and equity                      $ 59,819
                                                  ========

Maturity/repricing gap                                             $ (1,628)         $ (9,008)         $ (7,366)         $ 13,254
                                                                   ==============================================================

Cumulative gap                                                     $ (1,628)         $(10,636)         $(18,002)         $ (4,748)
                                                                   ==============================================================

As percent of total assets                                          (2.72)%          (17.78)%          (30.09)%           (7.94)%

Ratio of cumulative interest earning
   Assets to cumulative interest
   bearing liabilities                                                 0.94              0.69              0.59              0.91

================================================================================
(1)   Loans shown gross of allowance for loan losses, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of our market risks is the above gap table. The gap table shows that the one-year gap was a negative 2.72% of total assets at December 31, 2000. We originate fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of December 31, 2000, 52.1% of the principal on the loans was expected to be received more than four years from that date. However, our activities are financed with short-term loans and credit lines, 49.8% of which reprice within one year of December 31, 2000. We attempt to limit our interest rate risk by selling a majority of the fixed rate loans that we originate. If our ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, we could be subject to substantial interest rate risk.

Profitability may be directly affected by the level of, and fluctuations in interest rates, which affect our ability to earn a spread between interest received on our loans and the cost of borrowing. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect our ability to purchase and originate loans and would reduce the value of loans held for sale. A significant decline in interest rates could decrease the size of our loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent mortgage loan servicing rights in future periods have been capitalized on our books, higher than anticipated rates of loan prepayments or losses could require us to write down the value of these assets, adversely affecting earnings.

In an environment of stable interest rates, our gains on the sale of mortgage loans would generally be limited to those gains resulting from the yield differential between mortgage loan interest rates and rates required by secondary market purchasers. A loss from the sale of a loan may occur if interest rates increase between the time we establish the interest rate on a loan and the time the loan is sold. Fluctuating interest rates also may affect the net interest income earned, resulting from the difference between the yield to us on loans held pending sale and the interest paid for funds borrowed, including our warehouse facilities, subordinated debt, and the Bank's FHLB advances and FDIC-insured customer deposits. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that we will realize gains on the sale of financial assets in future periods.

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

Asset Quality

The following table summarizes all of our delinquent loans at December 31, 2000 and 1999:

(in thousands)
                                                    2000               1999
                                                 ----------         ----------

Delinquent 31 to 60 days                         $      362         $      864
Delinquent 61 to 90 days                                164                264
Delinquent 91 to 120 days                               354                513
Delinquent 121 days or more                             955              1,466
                                                 ----------         ----------

Total delinquent loans (1)                       $    1,835         $    3,107
                                                 ==========         ==========

Total loans receivable outstanding, gross        $   38,602         $   69,054
                                                 ==========         ==========

Delinquent loans as a percentage of
  total loans outstanding:
Delinquent 31 to 60 days                                .94%              1.25%
Delinquent 61 to 90 days                                .42               0.39
Delinquent 91 to 120 days                               .92               0.74
Delinquent 121 days or more                            2.47               2.12
                                                 ----------         ----------

Total delinquent loans as a percentage
   of total loans outstanding                          4.75%              4.50%
                                                 ----------         ----------
Reserve as a % of delinquent loans                     80.6%              44.5%
                                                 ==========         ==========

-------------
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 31 days or more past due. Interest on loans held for investment by the Bank is accrued until the loans become 90 days or more past due. Non-accrual loans were $1.4 million and $2.2 million at December 31, 2000 and 1999 respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $148,000 and $152,000 for the year ended December 31, 2000 and 1999, respectively. The amount of interest income on the non-accrual loans, that was included in net income for the year ended December 31, 2000 and 1999 was $95,000 and $109,000, respectively.

Loans delinquent 31 days or more as a percentage of total loans outstanding increased to 4.75% at December 31, 2000 from 4.50% at December 31, 1999.

At December 31, 2000 and 1999 the recorded investment in loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $1.3 million and $2.0 million, respectively. The average recorded investment in impaired loans for the year ended December 31, 2000 and 1999 was approximately $1.9 million and $3.5 million, respectively.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report thereon, the notes thereon and the supplementary data commencing on page 1 of the financial statements in this report, which financial statements, report, notes and data are incorporated by reference.

            ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

                   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Information regarding Directors and Executive Officers appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 11, 2001 and is incorporated herein by reference.

                        ITEM 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 11, 2001 and is incorporated herein by reference.

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 11, 2001 and is incorporated herein by reference.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 11, 2001 and is incorporated herein by reference.

                                     PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Audited Financial Statements

The following 2000 Consolidated Financial Statements of Approved Financial Corp. and Subsidiaries are included:

- Report of Independent Accountants......................................      2
- Consolidated Balance Sheets............................................      3
- Consolidated Statements of Income and Comprehensive Income (Loss) .....      4
- Consolidated Statements of Shareholders' Equity........................      5
- Consolidated Statements of Cash Flows..................................  6 - 7
- Notes to Consolidated Financial Statements............................. 8 - 39
- Consolidating Balance Sheet................................. ..........     40
- Consolidating Income Statement............................ ............     41
- Stock Price and Dividend Information (Unaudited)............... .......     42

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
 Exhibit Number                Description                   Page Number
--------------------------------------------------------------------------------
3.1              Amended and Restated Articles of
                 Incorporation of the Company
                 (Incorporated by Reference to Appendix
                 A of the Form 10 Registration Statement
                 Filed February 11, 1998)
--------------------------------------------------------------------------------
4.1              Trust Indenture Agreement by Approved
                 Financial Corp., a Virginia corporation
                 (the "Company"), and US Bank Trust,
                 national association as trustee (the
                 "Trustee"). Incorporated by reference
                 to the S-1 registration statement date
                 December 14, 2000)
--------------------------------------------------------------------------------
3.2              Amended and Restated Bylaws of the
                 Company Incorporated by Reference to
                 Appendix B of the Form 10 Registration
                 Statement Filed February 11, 1998)
--------------------------------------------------------------------------------
10.1             Approved Financial Corp. Incentive
                 Stock Option Plan (Incorporated by
                 Reference to Appendix C of the Form 10
                 Registration Statement Filed February
                 11, 1998)
--------------------------------------------------------------------------------
10.2             Employment Agreement between the
                 Company and Neil W. Phelan
                 (Incorporated by Reference to Appendix
                 D of the Form 10 Registration Statement
                 Filed February 11, 1998)
--------------------------------------------------------------------------------
10.3             Employment Agreement between the Company
                 and Neil W. Phelan as amended November 17,
                 2000. (Incorporated by reference to exhibit
                 10.3 of S-1 debt registration statement filed
                 December 14, 2000.)
--------------------------------------------------------------------------------
10.4             Employment Agreement between the
                 Company and Stanley W. Broaddus
                 (Incorporated by Reference to Appendix
                 E of the Form 10 Registration Statement
                 Filed February 11, 1998)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 Exhibit Number                Description                   Page Number
--------------------------------------------------------------------------------
10.5             Employment Agreement between the
                 Company and Stanley W. Broaddus dated
                 December 1, 2000 (Incorporated by
                 reference to exhibit 10.5 of S-1 debt
                 registration statement filed December
                 14, 2000.)
--------------------------------------------------------------------------------
10.6             Employment Agreement between Company
                 and Eric S. Yeakel dated February 1999
                 (Incorporated by reference to exhibit
                 10.24 of Form 10K filed March 31, 1999.)
--------------------------------------------------------------------------------
10.7             Employment Agreement as amended between
                 Company and Eric S. Yeakel dated
                 December 1, 2000. (Incorporated by
                 reference to exhibit 10.7 of S-1 debt
                 registration statement filed December
                 14, 2000)
--------------------------------------------------------------------------------
10.8             Employment Agreement between the
                 Company and Jean S. Schwindt dated
                 February 1999 (Incorporated by
                 reference to exhibit 10.23 of Form 10K
                 filed March 31, 1999.)
--------------------------------------------------------------------------------
10.9             Employment Agreement as amended between
                 Company and Jean S. Schwindt dated
                 December 1, 2000. (Incorporated by
                 reference to exhibit 10.9 of S-1 debt
                 registration statement filed on December
                 14, 2000)
--------------------------------------------------------------------------------
10.10            Employment Contract between the Company
                 and Barry Epstein dated September 18,
                 2000 (Incorporated by reference to
                 Exhibit 10 filed with Form 10Q on
                 September 14, 2000)
--------------------------------------------------------------------------------
10.11            Employment Contract between the Company
                 and Allen D. Wykle dated December 1,
                 2000. (Incorporated by reference to
                 exhibit 10.11 of S-1 debt registration
                 statement filed December 14, 2000)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 Exhibit Number                Description                   Page Number
--------------------------------------------------------------------------------
10.12            Mills Value Adviser, Inc, Investment
                 Management Agreement/Contract with the
                 Company (Incorporated by Reference to
                 Appendix I of the Form 10 Registration
                 Statement Filed February 11, 1998)
--------------------------------------------------------------------------------
10.13            Share Purchase Agreement for Purchase of
                 Controlling Interest in Approved Federal
                 Savings Bank (Formerly First Security
                 Federal Savings Bank, Inc.)
                 (Incorporated by Reference to Appendix J
                 of the Form 10 Registration Statement
                 Filed February 11, 1998) Description
--------------------------------------------------------------------------------
10.14            Purchase Agreement between the Company
                 and MOFC, Inc., Incorporated by
                 reference to exhibit 10.14 of Form 10K
                 filed March 30,2000)
--------------------------------------------------------------------------------
10.16            Option Agreement between the Company
                 and Allen D. Wykle. (Incorporated by
                 reference to exhibit 10.16 of Form 10K
                 filed March 30,2000)
--------------------------------------------------------------------------------
10.17            Option Agreement between the Company
                 and Eric S. Yeakel. (Incorporated by
                 reference to exhibit 10.26 of Form 10K
                 filed March 30,2000)
--------------------------------------------------------------------------------
10.18            Option Agreement between the Company
                 and Jean S. Schwindt. (Incorporated by
                 reference to exhibit 10.17 of Form 10K
                 filed March 30,2000)
--------------------------------------------------------------------------------
10.19            Option Agreement between the Company
                 and Neil S. Phelan. (Incorporated by
                 reference to exhibit 10.19 of Form 10K
                 filed March 30,2000)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 Exhibit Number                Description                   Page Number
--------------------------------------------------------------------------------
10.20            Option Agreement between the Company
                 and Gregory Gleason. (Incorporated by
                 reference to exhibit 10.21 of Form 10K
                 filed March 30,2000)
--------------------------------------------------------------------------------
10.21            Option Agreement between the Company
                 and Stanley Broaddus. (Incorporated by
                 reference to exhibit 10.20 of Form 10K
                 filed March 30,2000)
--------------------------------------------------------------------------------
10.22            Stock Appreciation Rights Agreement
                 with Jean S. Schwindt (Incorporated by
                 Reference to Appendix K of the Form 10
                 Registration Statement Filed February
                 11, 1998)
--------------------------------------------------------------------------------
10.23            Amendment to Stock Appreciation Rights
                 Agreement with Jean S. Schwindt
                 (Incorporated by reference to Exhibit
                 10.22 of Form 10K filed on March
                 30,2000)
--------------------------------------------------------------------------------
10.24            Gregory J. Witherspoon Registration
                 Rights Agreement (Incorporated by
                 Reference to Appendix M of the Form 10
                 Registration Statement Filed February
                 11, 1998)
--------------------------------------------------------------------------------
21               Subsidiaries of the registrant
                 (Incorporated by reference to exhibit
                 21 of S-1 debt registration statement
                 filed December 14, 2000)
--------------------------------------------------------------------------------
25               FORM T-1. Statement of eligibility and
                 qualification under the Trust Indenture
                 Act of 1939 of corporation designated
                 to act as trustee. (Incorporated by
                 reference to the S-1 debt registration
                 statement filed December 14, 2000)
--------------------------------------------------------------------------------
99.1             Form of Prospectus Supplement, Order
                 Form and Other materials. (Incorporated
                 by reference to the S-1 debt
                 registration statement filed December
                 14, 2000)
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  APPROVED FINANCIAL CORP.
                                  (Registrant)

Date: March 31, 2001              By:       /s/ Eric S. Yeakel
                                      -----------------------------------
                                          Eric S. Yeakel
                                          Treasurer and
                                          Chief Financial Officer

Date: March 31, 2001              By:       /s/ Allen D. Wykle
                                      ---------------------------------
                                          Allen D. Wykle
                                          Chairman of the Board of Directors
                                          President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2001              By:       /s/ Eric S. Yeakel
                                      -----------------------------------
                                          Eric S. Yeakel
                                          Treasurer and
                                          Chief Financial Officer

Date: March 31, 2001              By:       /s/ Allen D. Wykle
                                      ---------------------------------
                                          Allen D. Wykle
                                          Chairman of the Board of Directors
                                          President, and Chief Executive Officer

Date: March 31, 2001              By:       /s/ Leon H. Perlin
                                      -----------------------------------
                                          Leon H. Perlin
                                          Director

Date: March 31, 2001              By:       /s/ Jean S. Schwindt
                                      -----------------------------------
                                          Jean S. Schwindt
                                          Director and Executive Vice President

Date: March 31, 2001              By:       /s/ Neil W. Phelan
                                      ----------------------------------
                                          Neil W. Phelan
                                          Director and Executive Vice President

Date: March 31, 2001              By:       /s/ Stanley W. Broaddus
                                      --------------------------------
                                          Stanley W. Broaddus
                                          Director, Vice President and Secretary

Date: March 31, 2001              By:       /s/ Robert M. Salter
                                      -----------------------------------
                                          Robert M. Slater
                                          Director

Date: March 31, 2001              By:       /s/ Oscar S. Warner
                                      ----------------------------------
                                          Oscar S. Warner
                                          Director

Date: March 31, 2001              By:       /s/ Arthur Peregoff
                                      ----------------------------------
                                          Arthur Peregoff
                                          Director

Date: March 31, 2001              By:       /s/ Gregory Witherspoon
                                      --------------------------------------
                                          Gregory Witherspoon
                                          Director

                            APPROVED FINANCIAL CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

APPROVED FINANCIAL CORP.

Contents                                                                  Pages
                                                                          -----

Report of Independent Accountants .....................................   2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and 1999 ..........   3

Consolidated Statements of Income (Loss) and Comprehensive
Income (Loss) for the years ended December 31, 2000, 1999 and 1998 ....   4

Consolidated Statements of Shareholders' Equity for the years
ended December 31, 2000, 1999 and 1998 ................................   5

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998 ......................................   6 - 7

Notes to Consolidated Financial Statements ............................   8 - 39

Consolidating Balance Sheet as of December 31, 2000 ...................   40

Consolidating Statements of Income (Loss)for the year ended
December 31, 2000 .....................................................   41

Quarterly Financial Data ..............................................   42

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Approved Financial Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss) and comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of Approved Financial Corp. and Subsidiaries (the "Company") at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Virginia Beach, Virginia
February 23, 2001

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999
(Dollars in thousands, except per share amounts)

                               ASSETS                                          2000         1999
                                                                             --------     --------
          Cash                                                               $  7,597     $ 10,656
          Mortgage loans held for sale, net                                    22,438       49,618
          Mortgage loans held for yield, net                                   14,274       17,153
          Real estate owned, net                                                1,151        2,274
          Investments                                                           2,847        2,640
          Income taxes receivable                                                  --        5,153
          Deferred tax asset, net                                               3,504        2,167
          Premises and equipment, net                                           5,408        6,086
          Goodwill, net                                                           983        1,120
          Other assets                                                          1,617        1,733
                                                                             --------     --------

           Total assets                                                      $ 59,819     $ 98,600
                                                                             ========     ========

                          LIABILITIES AND EQUITY

Liabilities:
          Revolving warehouse loan                                           $  1,694     $ 17,465
          FHLB bank advances and line of credit                                 3,000        4,648
          Mortgage notes payable                                                2,529        2,341
          Notes payable-related parties                                         2,818        2,993
          Certificate of indebtedness                                           2,043        2,087
          Certificates of deposits                                             34,432       55,339
          Money market account                                                  3,926
          Accrued and other liabilities                                         1,366        2,428
                                                                             --------     --------

          Total liabilities                                                    51,808       87,301
                                                                             --------     --------

Commitments and contingencies                                                      --           --

Shareholders' equity:
          Preferred stock series A, $10 par value;                                  1            1
           Noncumulative, voting:
                         Authorized shares - 100
                          Issued and outstanding shares - 90
          Common stock, par value - $1                                          5,482        5,482
                         Authorized shares - 40,000,000
                          Issued and outstanding shares - 5,482,114
           Accumulated other comprehensive loss                                   (12)         (16)
           Additional capital                                                     552          552
           Retained earnings                                                    1,988        5,280
                                                                             --------     --------

           Total equity                                                         8,011       11,299
                                                                             --------     --------

             Total liabilities and equity                                    $ 59,819     $ 98,600
                                                                             ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) for the years ended December 31, 2000, 1999 and 1998
(In thousands, except per share amounts)

                                                            2000         1999         1998
Revenue:
     Gain on sale of loans                                $ 10,971     $ 13,202     $ 29,703
     Interest income                                         5,191        7,698       10,308
     Gain on sale of securities                                  0            0        1,750
     Broker fee income                                       2,399        6,077        4,277
     Other fees and income                                   2,081        1,757        2,765
                                                          --------     --------     --------
                                                            20,642       28,734       48,803
                                                          --------     --------     --------

Expenses:
     Compensation and related                               11,477       17,765       23,397
     General and administrative                              7,779       12,497       11,713
     Write down of goodwill                                      0        1,131            0
     Loss on sale/disposal of fixed assets                      42          796            0
     Loss on write off of securities                             0           73            0
     Loan production expense                                 1,151        1,930        3,593
     Interest expense                                        3,852        4,957        6,252
     Provision for loan and foreclosed property losses       1,089        2,256        2,896
                                                          --------     --------     --------
                                                            25,390       41,405       47,851
                                                          --------     --------     --------

          Income (loss) before income taxes                 (4,748)     (12,671)         952

Provision for (benefit from) income taxes                   (1,456)      (4,749)         473
                                                          --------     --------     --------

          Net income (loss)                                 (3,292)      (7,922)         479

Other comprehensive loss, net of tax:
 Unrealized gain (losses) on securities:
  Unrealized holding gain (loss) during period                   4          (46)      (6,824)
                                                          --------     --------     --------

Comprehensive loss                                        $ (3,288)    $ (7,968)    $ (6,345)
                                                          ========     ========     ========

Net income (loss) per share:

          Basic                                           $  (0.60)    $  (1.45)    $   0.09
                                                          ========     ========     ========

          Diluted                                         $  (0.60)    $  (1.45)    $   0.09
                                                          ========     ========     ========
Weighted average shares outstanding:

          Basic                                              5,482        5,482        5,465
                                                          ========     ========     ========

          Diluted                                            5,482        5.482        5,511
                                                          ========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 2000, 1999 and 1998
(Dollars in thousands)


                                                     Preferred Stock
                                                        Series A                Common Stock
                                                 ----------------------   -----------------------
                                                  Shares        Amount      Shares        Amount
                                                 --------     ---------   ---------    ----------
Balance at December 31, 1997                           90     $       1   5,395,408    $    5,395
   Net income
   Issuance of common stock                                                 116,706           117
   Repurchase common stock                                                  (30,000)          (30)
   Unrealized loss on investments
     available for sale, net of tax of $0.7
                                                 --------     ---------   ---------    ----------

Balance at December 31, 1998                           90             1   5,482,114         5,482
   Net loss
   Issuance of common stock
   Unrealized loss on investments
   available for sale, net of tax of $10.1
                                                 --------     ---------   ---------    ----------

Balance at December 31, 1999                           90             1   5,482,114         5,482
   Net loss
   Unrealized gain on investments
    available for sale, net of tax of $5.9
                                                 --------     ---------   ---------    ----------

Balance at December 31, 2000                           90     $       1   5,482,114    $    5,482
                                                 ========     =========   =========    ==========

                                                               Accumulated
                                                                   Other
                                                   Additional  Comprehensive   Retained
                                                    Capital    Income (Loss)    Earning       Total
                                                   ----------   ----------    ----------   ----------
Balance at December 31, 1997                       $        0    $  6,854      $ 12,805     $ 25,055
   Net income                                                                       479          479
   Issuance of common stock                               552                                    669
   Repurchase common stock                                                          (82)        (112)
   Unrealized loss on investments
     available for sale, net of tax of $0.7                        (6,824)                    (6,824)
                                                   ----------    --------      --------     --------

Balance at December 31, 1998                              552          30        13,202       19,267
   Net loss                                                                      (7,922)      (7,922)
   Issuance of common stock
   Unrealized loss on investments
   available for sale, net of tax of $10.1                            (46)                       (46)
                                                   ----------    --------      --------     --------

Balance at December 31, 1999                              552         (16)        5,280       11,299
   Net loss                                                                      (3,292)      (3,292)
   Unrealized gain on investments
    available for sale, net of tax of $5.9                              4                          4
                                                   ----------    --------      --------     --------

Balance at December 31, 2000                       $      552    $    (12)     $  1,988     $  8,011
                                                   ==========    ========      ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2000, 1999 and 1998
(In thousands)

                                                             2000         1999          1998
                                                          ---------     ---------     ---------
Operating activities
     Net income (loss)                                    $  (3,292)    $  (7,922)    $     479
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
          Depreciation of premises and equipment                643         1,105           750
          Amortization of goodwill                              137           455           395
          Provision for loan losses                             639         2,042         3,064
          Provision for losses on real estate owned            (341)          214          (168)
          Deferred tax expense                               (1,337)        1,706           112
          (Gain) loss on sale of securities                      --            81        (1,750)
          Loss on sale of real estate owned                     792           648           660
          Loss on sale/disposal of fixed assets                  42           796            --
          Loss on write down of goodwill                         --         1,131            --
          Gain on sale of loans                             (10,971)      (13,202)      (29,703)
          Change in deferred hedging loss                        --            --            91
          Changes in assets and liabilities:
            Loan sale receivable                                 (2)           25           (28)
            Other assets                                        118         2,384        (2,931)
            Accrued and other liabilities                    (1,060)         (450)         (709)
            Income tax payable                                5,153        (3,621)       (3,184)
            Loan proceeds payable                                --        (2,565)       (3,799)
                                                          ---------     ---------     ---------

Net cash used in operating activities                        (9,479)      (17,173)      (36,721)

Cash flows from investing activities:
     Purchase of securities                                      --          (125)           --
     Sales of securities                                        240            --         1,844
     Sales of ARM fund shares                                    --         4,619         4,957
     Purchase of premises and equipment                        (253)       (1,706)       (1,036)
     Sales of premises and equipment                            246         1,322            29
     Sales of real estate owned                               2,777         2,587         4,440
     Proceeds from sale and prepayments of loans            268,185       286,089       434,682
     Originations of loans, net                            (229,490)     (240,017)     (429,555)
     Real estate owned capital improvements                    (408)         (648)         (343)
     Purchases of ARM fund shares                              (150)       (3,623)       (4,563)
     Purchases of FHLB stock                                   (297)         (261)          (96)
     Net cash paid for acquisitions                              --            --        (1,395)
                                                          ---------     ---------     ---------

Net cash provided by investing activities                    40,850        48,237         8,964

                             Continued on Next Page

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued for the years ended December 31, 2000, 1999 and 1998
(In thousands)

                                                          2000          1999         1998
                                                       ---------     ---------     ---------
Cash flows from financing activities:
     Borrowings - warehouse                            $  54,289     $ 169,576     $ 380,182
     Repayments of borrowings - warehouse                (70,060)     (224,657)     (365,705)
     FHLB and LOC advances (repayments),net               (1,648)        4,648        (1,000)
     Principal payments on mortgage notes payable            188          (894)          (83)
     Net increase (decrease) in:
       Notes payable                                        (174)         (635)       (3,056)
       Certificates of indebtedness                          (44)         (326)           18
       Certificates of deposit                           (20,907)       25,611        11,914
       FDIC-insured money market account                   3,926            --            --
     Redemption of common stock                               --            --          (113)
                                                       ---------     ---------     ---------

Net cash (used in) provided by financing activities      (34,430)      (26,677)       22,157
                                                       ---------     ---------     ---------

Net increase (decrease) in cash                           (3,059)        4,387        (5,600)

Cash at beginning of year                                 10,656         6,269        11,869
                                                       ---------     ---------     ---------

       Cash at end of year                             $   7,597     $  10,656     $   6,269
                                                       =========     =========     =========

Supplemental cash flow information:
     Cash paid for interest                            $   3,960     $   5,233     $   6,231
     Cash paid for income taxes                               --            --         3,546

Supplemental non-cash information:
     Loan balances transferred to real estate
       Owned                                           $   2,232     $   4,019     $   3,930
     Exchange of stock for acquisition of Armada
       Residential Mortgage LLC                               --            --           669
     Purchase of building in exchange for note
       payable                                         $      --     $   2,025            --

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 1. Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with borrowers ("retail" and "direct"). Approved has two wholly owned subsidiaries through which it originates residential mortgages: Approved Federal Savings Bank (the "Bank") is a federally chartered thrift institution with broker operations in twelve states and nine retail offices as of December 31, 2000; and Approved Residential Mortgage, Inc. ("ARMI") with one retail location at December 31, 2000. Approved has a third wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offers other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers. On April 1, 2000 the Company, as part of its expense reduction initiatives, transferred all assets of Mortgage One Financial Corporation ("MOFC") d/b/a ConsumerOne Financial ("ConsumerOne"), a wholly owned subsidiary of Approved, to the Bank.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 1. Organization and Summary of Significant Accounting Policies, continued:

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

Loans held for yield: Loans are stated at the amount of unpaid principal less net deferred fees and an allowance for loan losses. Interest on loans is accrued and credited to income based upon the principal amount outstanding. Fees collected and costs incurred in connection with loan originations are deferred and recognized over the term of the loan.

Allowance for loan losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable inherent losses in the held for yield loan portfolio at the balance sheet date. Management's determination of the adequacy of the allowance is based on an evaluation of the current loan portfolio characteristics including criteria such as delinquency, default and foreclosure rates and trends, age of the loans, credit grade of borrowers, loan to value ratios, current economic and secondary market conditions, current and anticipated levels of loan volume, and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Loan losses are charged against the allowance when management believes it is unlikely that the loan is collectable.

The loans held for sale are recorded at the lower of cost or market as of the balance sheet date. Then an allowance for loan losses is established based upon the credit quality of the loans and prior experience regarding default rates. The allowance for loan losses on the held for yield loans are based upon the credit quality of the loans and prior history regarding default and foreclosure rates.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Origination fees: Net origination fees are recognized over the life of the loan or upon the sale of the loan, if earlier.

Real estate owned: Assets acquired through loan foreclosure are recorded as real estate owned ("REO")at the lower of cost or fair market value, net of estimated disposal costs. Cost includes loan principal and certain capitalized improvements to the property. The estimated fair market value is reviewed periodically by management, and any write-downs are charged against current earnings using a valuation account, which has been netted against real estate owned in the financial statements.

Premises and equipment: Premises, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. The buildings are depreciated using the straight- line method over thirty and thirty-nine years. Leasehold improvements are amortized over the lesser of the terms of the lease or the estimated useful lives of the improvements. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of three to five years. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 1. Organization and Summary of Significant Accounting Policies, continued:

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

Loan originations and income recognition: The Company applies a financial-components approach that focuses on control when accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This approach provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Gains on the sale of mortgage loans, representing the difference between the sales proceeds and the net carrying value of the loans, are recognized when mortgage loans are sold and delivered to investors.

Interest on loans is credited to income based upon the principal amount outstanding. Interest is accrued on loans until they become 31 days or more past due.

Advertising costs: Advertising costs are expensed when incurred.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Income taxes: Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates. The Company established a $0.4 million valuation allowance for future unrealizable benefits for the deferred tax asset. The valuation allowance is based upon an assessment by management of future taxable income and its relationship to realizability of deferred tax assets. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share: The Company computes "basic earnings per share" by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted earnings per share" reflects the effect of all potentially dilutive potential common shares such as stock options and warrants and convertible securities.

Comprehensive Income: The Company classifies items of other comprehensive loss by their nature in a financial statement and displays the accumulated balance of other comprehensive loss separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. The only item the Company has in Comprehensive Loss for the three years ended December 31, 2000, is an unrealized holding loss on securities, net of deferred taxes.

Goodwill recognition policy: Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 10 years. Periodically, the company reviews the recoverability and the estimated remaining life of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Liquidity: The company finances its operating cash requirements primarily through certificates of deposit, warehouse credit facilities, and other borrowings. Our borrowings were 84.3% of total assets at December 31, 2000 compared to 86.1% at December 31, 1999.

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

Reclassifications: Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

New accounting pronouncements:

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement did not have any material impact on the financial statements.

Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101B, was adopted in the fourth calendar quarter of the year 2000.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Adoption of SAB101 did not have any material impact on the recognition, presentation, and disclosure of revenue.

In March 2000, the Financial Accounting Standards Board, (FASB) issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FIN 44 does not change FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). FIN 44 was generally effective for transactions occurring after July 1, 2000 however, the accounting must be applied prospectively to certain transactions consummated after December 15, 1998. FIN 44 did not have a material effect on financial condition or results of operations of the Company.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of provisions of SFAS No. 125 without reconsideration. The Statement requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or repledge. The Statement includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 will did not have a material effect on financial condition or results of operation of the Company.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 2. Investments:

The cost basis and fair value of the Company's investments at December 31, 2000 and 1999, are as follows (in thousands):

                                                        2000                          1999
                                             --------------------------    --------------------------
                                                Cost            Fair          Cost         Fair Value
                                                Basis          Value          Basis
                                             -----------    -----------    -----------    -----------
Asset Management Fund, Inc. ARM Portfolio    $     2,273    $     2,258    $     2,134    $     2,108
FHLB stock                                           589            589            407            407
Other investments                                      0              0            125            125
                                             -----------    -----------    -----------    -----------

                                             $     2,862    $     2,847    $     2,666    $     2,640
                                             ===========    ===========    ===========    ===========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 3. Mortgage Loans Held for Sale:

The Company owns first and second mortgages, which are being held as inventory for future sale. The loans are carried at the lower of cost or market. These mortgage loans have been pledged as collateral for the warehouse financing. Loans at December 31, 2000 and 1999, were as follows (in thousands):

                                                           2000          1999
                                                         --------      --------

Mortgage loans held for sale                             $ 22,597      $ 50,527
Net deferred origination fees and hedging costs               (60)         (658)
Allowance for loan losses                                     (99)         (251)
                                                         --------      --------
Total mortgage loans, net                                $ 22,438      $ 49,618
                                                         ========      ========

The Company originated a first mortgage loan for $220,000 to an officer of the company in December 2000. The loan was sold in February 2001.

Changes in the allowance for loan losses for the years ended December 31, 2000 and 1999 were (in thousands):

                                                2000          1999
                                            ----------     ----------

      Balance at beginning of year          $      251     $      356
      Provision                                   (152)          (105)
                                            ----------     ----------

           Balance at end of year           $       99     $      251
                                            ==========     ==========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 4. Mortgage Loans Held for Yield:

The Savings Bank holds certain first-lien mortgage loans to obtain a favorable interest margin. The loans are carried at cost. These loans are obtained either by direct purchase from AFC or designated as held for yield when funded by the Bank. Certain of these loans have been pledged as collateral for the FHLB financing. Loans held for yield at December 31, 2000 and 1999 were as follows (in thousands):

                                                           2000          1999
                                                         --------      --------

Mortgage loans held for yield                            $ 16,004      $ 18,527
Net deferred origination fees and hedging costs              (350)         (243)
Allowance for loan losses                                  (1,380)       (1,131)
                                                         --------      --------
Total mortgage loans, net                                $ 14,274      $ 17,153
                                                         ========      ========

At December 31, 2000, and 1999, the recorded investment in impaired loans totaled $1.2 million, and $2.0 million, respectively. The average recorded investment in impaired loans for the year ended December 31, 2000, and 1999 was $1.9 million and $3.5 million, respectively. Interest income recognized related to these loans was $95,000, and $89,000 during 2000 and 1999 respectively

Nonaccrual loans were $1.4 million and $2.2 million at December 31, 2000 and 1999, respectively. The amount of additional interest that would have been recorded had these loans not been placed on nonaccrual status was approximately $148,000 and $152,000 in 2000 and 1999, respectively.

Changes in the allowance for loan losses for the years ended December 31, 2000 and 1999 were (in thousands):

                                                     2000           1999
                                                   -------        -------

      Balance at beginning of year                 $ 1,131        $ 2,234
      Charge Offs                                   (1,086)        (3,286)
      Recoveries                                       544             36
      Provision                                        791          2,147
                                                   -------        -------

           Balance at end of year                  $ 1,380        $ 1,131
                                                   =======        =======

APROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 5. Real Estate Owned:

Real estate owned is valued at the lower of cost or fair market value, net of estimated disposal costs.

Changes in the real estate owned valuation allowance for the years ended December 31, 2000, 1999 and 1998 were (in thousands):

                                                  2000        1999       1998
                                                --------    -------    --------

Balance at beginning of year                    $    717    $   503    $    671
Provision                                           (341)       214        (168)
                                                --------    -------    --------

     Balance at end of year                     $    376    $   717    $    503
                                                ========    =======    ========

Note 6. Premises and Equipment:

Premises and equipment at December 31, 2000 and 1999, were summarized as follows (in thousands):

                                                           2000          1999
                                                         --------      --------

Land                                                     $  1,413      $  1,413
Building & Improvements                                     2,959         2,947
Office Equipment & Furniture                                1,713         1,780
Computer Software/Equipment                                 1,873         1,766
Vehicles                                                      136           223
                                                         --------      --------

                                                            8,094         8,129
Less accumulated depreciation and amortization              2,686         2,043
                                                         --------      --------

     Premises and equipment, net                         $  5,408      $  6,086
                                                         ========      ========

The Company has several capital leases for computer and other equipment included in the premises and equipment table above. See Note 7 for further discussion on capital leases.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 7. Capital Leases:

Assets recorded under capital leases at December 31, 2000 and 1999, consist of the following (in thousands):

                                                            2000         1999
                                                          --------     --------

Computer equipment                                        $    154     $    154
Furniture & equipment                                          224          224
Less: Accumulated amortization                                (290)        (176)
                                                          --------     --------

                                                          $     88     $    202
                                                          ========     ========

Amortization expense for the years ended December 31, 2000 and 1999, approximated $114,000 and $167,000, respectively.

Future minimum rental commitments, including the bargain purchase option exercisable at the end of the lease terms and the present value of the net minimum lease payments as of December 31, 2000, are as follows (in thousands):

                      2001                                       $           82
                      2002                                                   22
                                                                 --------------

                                                                            104

Less - amount representing interest                                           7
                                                                 --------------

Present value of net minimum lease payments                      $           97
                                                                 ==============

The Company has the option to purchase these assets at an established price at the end of the lease terms. The Company recognized approximately $20,000 and $49,000 of interest expense related to the lease obligations for the years ended December 31, 2000 and 1999, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 8. Leases

The Company leases some of its office facilities and equipment under operating leases, which expire at various times through 2005. Lease expense was $0.8 million, $2.0 million, and $1.4 million in 2000, 1999 and 1998, respectively. Total minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2000, were as follows (in thousands):


                       2001             $        754
                       2002                      627
                       2003                      144
                       2004                       53
                                        ------------

                                        $      1,578
                                        ============

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 9. Revolving Warehouse Facilities:

Amounts outstanding under revolving warehouse facilities at December 31, 2000 and 1999, were as follows (in thousands):

                                                                            2000           1999
                                                                         -----------    -----------
Warehouse facility with commercial bank collateralized by
mortgages/deeds of trust; expires July 21, 2001, with
interest at 2.25% to 4.00% over applicable LIBOR rates
(6.56% at December 31, 2000); total credit available $20
million. (1)                                                             $     1,694    $         0

Warehouse facility with commercial bank collateralized by
mortgages/deeds  of trust;  expired June 7, 2000,  with
interest at 1.75% over applicable LIBOR rate (5.82% at
December 31, 1999); total credit available $15 million.(2)                         0         12,142

Warehouse facility with commercial bank collateralized by
mortgages/deeds of trust; expires November 10, 2001,
with interest at 3.25% over applicable LIBOR rate (5.82%
at December 31, 1999); total credit available $20 million.(3)                      0          5,323
                                                                         -----------    -----------

                                                                         $     1,694    $    17,465
                                                                         ===========    ===========

(1) On July 21, 2000, the Company obtained a $40.0 million line of credit from Bank United. However, effective December 29, 2000, the Company obtained an amendment to the credit line, which reduced the size of the warehouse facility to $20.0 million, since the utilization of the credit line has been very low in 2000. The credit line can be used for prime and sub-prime mortgage loans and is secured by loans originated by the Company. The line bears interest at a rate of 2.25% and 3.00% over the one-month LIBOR rate for prime and sub-prime loans respectively. The Company may receive warehouse credit advances of 98%, 97%, and 90% for prime, sub-prime, and high LTV loans (loans with LTV's greater than 90%), respectively, of the collateral value amount on pledged mortgage loans for a period 90 days after advance of funds on each loan. If a loan has not been purchased by an investor within 90 days of such advance, the interest rate on the loan increases to 4.00% over the one-month LIBOR and the Company has an additional 30 days to sell the loan or repay the loan back from the warehouse. All interest rates reflect a 25 basis point increase from the original interest rates, which was the result of the December 29th amendment. The aged loan sublimit is $2.0 million.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 9. Revolving Warehouse Facilities, continued:

As of December 31, 2000, $1.7 million was outstanding under this facility. The line of credit is scheduled to expire on July 21, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of December 31, 2000 the Company is in compliance with all financial covenants.

(2) On December 8, 1999, the Company had obtained an amendment to their warehouse line of credit agreement with Chase Bank of Texas. Since the utilization of the credit line had been very low in 1999, the amendment reduced the size of the warehouse facility to $15.0 million, and all bank syndicate members other than Chase were released from the commitment. The line was secured by loans originated by the Company with interest at a rate of 1.75% over the one-month LIBOR rate. The Company received warehouse credit advances of 95% on the original principal balances on pledged mortgage loans for a maximum period of 180 days after origination. The line expired on June 7, 2000.

(3) On November 10, 1999, the Company obtained a $20.0 million subprime line of credit from Regions Bank. The line is secured by loans originated by the Company and bears interest at a rate of 3.25% over the one-month LIBOR rate. The Company may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of December 31, 2000, there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001.

On November 10, 1999, the Company obtained a $20.0 million conforming loan line of credit from Regions Bank. The line is secured by loans originated by the Company and bears interest ranging from 2.25% to 2.75% over the one-month LIBOR rate based upon the monthly advance levels. The Company may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of December 31, 2000, there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 10. Certificates of Deposits:

The following table sets forth various interest rate categories for the FDIC-insured certificates of deposit of the Bank as of December 31, 2000 and 1999 (in thousands):

                                           2000                     1999
                                   -------------------     --------------------
                                   Weighted                 Weighted
                                   Average                  Average
                                     Rate       Amount        Rate       Amount
                                   --------     ------     ---------     ------

5.24% or less                        5.20%      $    99       5.18%      $   793
5.25 - 5.49%                         5.40         4,159       5.36         8,813
5.50 - 5.74                          5.61           892       5.61         1,389
5.75 - 5.99                          5.88         2,772       5.89         7,733
6.00 - 6.24                          6.07         1,388       6.18        14,152
6.25 - 6.49                          6.37         1,090       6.37        19,391
6.50 - 6.74                          6.59           497       6.65         3,068
6.75 - 6.99                          6.84        12,207         --            --
7.00 - 7.24                          7.12         9,640         --            --
7.25 - 7.49                          7.28         1,688         --            --
                                     ----       -------       ----       -------

                                     6.60%      $34,432       6.07%      $55,339
                                     ====       =======       ====       =======

The following table sets forth the amount and maturities of the certificates of deposit of the Bank at December 31, 2000 (in thousands):

                                   Over Six Months   Over One Year
                   Six Months or    and Less than    and Less than
                       Less            One Year        Two Years      Over Two Years       Total
                   -------------   ---------------   -------------    --------------    ----------
5.24% or less       $       --       $       --       $       --       $       99       $       99
5.25 - 5.49%                --               --               --            4,059            4,059
5.50 - 5.74                 --               --               --              892              892
5.75 - 5.99                 --               --               --            2,772            2,772
6.00 - 6.24                 --               --               99            1,388            1,487
6.25 - 6.49                 --               99              396              595            1,090
6.50 - 6.74                 99              199              199               --              497
6.75 - 6.99                295            8,514            3,398               --           12,207
7.00 - 7.24                397            4,655            4,290              299            9,641
7.25 - 7.49                 --            1,192              496               --            1,688
                    ----------       ----------       ----------       ----------       ----------

                    $      791       $   14,659       $    8,878       $   10,104       $   34,432
                    ==========       ==========       ==========       ==========       ==========

At December 31, 2000, 51 certificates of deposit totaling $14,057,000 were in amounts of $100,000 or greater.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 11. Money Market Deposits

At December 31, 2000, the Bank had $3.9 million in money market deposits. All money market deposits have a variable rate of interest and can be redeemed at any time. The interest rate is based upon a four-week average of the 90-day Libor rate less 25 basis points. The interest rate is adjusted monthly. At December 31, 2000 the interest rate on all money market deposits was 6.48%

Note 12. Federal Home Loan Bank Advances:

Federal Home Loan Bank Advances occur through two types of borrowings. There is a Federal Home Loan Bank Warehouse Line of credit and a daily rate credit program.

At December 31, 2000, the Bank has pledged qualifying residential mortgage loans with an aggregate balance of $5.9 million as collateral for the daily rate credit program advances under a specific collateral agreement with a limit of up to 20% of the Banks total assets at December 31, 2000. Total advances at December 31, 2000 were $3.0 million and were $2.6 million at December 31, 1999. Interest is computed based on the lender's cost of overnight funds. The interest rates on December 31, 2000 and 1999, were 6.35% and 4.55%, respectively.

The Bank has a $15.0 million warehouse line of credit with the Federal Home Loan Bank. The line is secured by loans originated by the Bank and bears interest at the lenders cost of overnight funds. The interest rates on December 31, 2000 and 1999, were 6.60% and 4.80%, respectively. There were no advances outstanding on the line of credit at December 31, 2000. Total advances at December 31, 1999 were $2.0 million.

Interest expense on FHLB advances totaled $33,000, $36,000 and $76,000 in 2000, 1999 and 1998, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 13. Notes Payable - Related Parties:

Notes payable - related parties are amounts due to shareholders, officers and others related to the Company. These notes are subordinate to the line of credit and all other collateralized indebtedness of the Company. Interest expense on notes payable - related parties was $282,000, $332,000, and $554,000, in 2000, 1999 and 1998, respectively. The interest rates on the notes range from 8.00% to 10.00% and the notes mature as follows (in thousands):

                        2001                 $         0
                        2002                         102
                        2003                       1,252
                        2004                         108
                        2005                       1,356
                                             -----------

                                             $     2,818
                                             ===========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 14. Certificates of Indebtedness:

Certificates of indebtedness are uninsured deposits authorized for financial institutions such as the Company, which have Virginia industrial loan association charters. The certificates of indebtedness are loans from Virginia residents for periods of one to five years at interest rates between 6.75% and 10.00%. Interest expense on the certificates was $196,000, $225,000, and $224,000 in 2000, 1999 and 1998, respectively.

Certificates of indebtedness maturities were as follows as of December 31, 2000 (in thousands):

                      2001                 $       619
                      2002                         584
                      2003                         283
                      2004                          37
                      2005                         520
                                           -----------

                                           $     2,043
                                           ===========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 15. Mortgage Notes Payable:

The Company has two remaining mortgage notes payable to a commercial bank. The notes are collateralized by two office buildings used by the Company for its corporate headquarters. The mortgage notes are summarized as follows (in thousands):

                                                        2000             1999
                                                     ----------       ----------
Mortgage note with commercial bank
collateralized by office building; original
amount of $590,000; monthly payments of $7,186;
matures May 2004; with interest at 7.99%             $      253       $      316

Mortgage note with commercial bank
collateralized by office building; original
amount $2,025,000; monthly payments of $21,170;
matures November 2019; with interest at 8.625%            1,992            2,025

Mortgage note payable- foreclosed properties                284                0
                                                     ----------       ----------

                                                     $    2,529       $    2,341
                                                     ==========       ==========

Interest expense on mortgage loans payable was $205,000, $62,000 and $99,000 in 2000, 1999 and 1998 respectively.

Aggregate maturities for mortgage payable are as follows as of December 31, 2000 (in thousands):


         2001                        $       396
         2002                                122
         2003                                132
         2004                                 86
         2005                                 62
         Thereafter                        1,731
                                     -----------

                                     $     2,529
                                     ===========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 16. Stock Options:

On June 28, 1996, the Company adopted the 1996 Incentive Stock Option Plan. The Company's stock option plan provides primarily for the granting of nonqualified stock options to certain key employees. Generally, options are granted at prices equal to the market value of the Company's stock on the date of grant, vest evenly over a three-year period, and expire ten years from the date of the award.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in 1995 and, if fully adopted, changes the method of recognition of cost on plans similar to those of the Company. The Company has adopted the alternative disclosure established by SFAS No. 123. Therefore, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are presented on page 30.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 16. Stock Options, continued:

A summary of the Company's stock options, including weighted average exercise price (Price) as of December 31, 2000, 1999 and 1998, and the changes during the years is presented below:

                                               2000                     1999
                                      ----------------------    ----------------------
                                       Shares       Price        Shares       Price
                                      -------    -----------    -------    -----------
Outstanding at beginning of year      118,400    $      4.37    108,325    $      5.19

Granted                                19,000           4.00     21,425           4.00
Repriced                                   --             --      9,150           4.00
Cancelled                               1,800           9.75      5,000           9.75
Cancelled                                 600          13.50      7,100          13.50
Cancelled                              17,300           4.00      8,400           4.00
                                      -------    -----------    -------    -----------

Outstanding at end of year            117,700    $      4.21    118,400    $      4.37
                                      =======    ===========    =======    ===========

Options available for future grant    138,800                   138,100
                                      =======                   =======

Weighted-average fair value of
     options granted during year                 $      1.01               $     1.00
                                                 ===========               ==========

                                                          1998
                                               ----------------------------
                                               Shares               Price
                                               -------            ---------

Outstanding at beginning of year                 9,200            $    9.75

Granted                                          8,050                13.50
Granted                                         91,475                 4.00
Cancelled                                          400                 4.00
                                               -------            ---------

Outstanding at end of year                     108,325            $    5.19
                                               =======            =========

Options available for future grant             148,175
                                               =======
Weighted-average fair value of
     options granted during year                                  $    1.20
                                                                  =========

      The weighted-average remaining contractual life of options granted at December 31, 2000, 1999 and 1998 was 8 years, 9 years, and 10 years respectively. At December 31, 2000 there were 56,477, 3,000, and 500 options exercisable at $4.00, $9.75, and $13.50 per share, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 16. Stock Options, continued:

The fair value of each option granted during 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero; expected volatility of 151.42% in 2000, 48.99% in 1999 and 34.48% in 1998; risk-free interest rate of 6.26% for options granted in March 2000, 5.74% for options granted in October 2000, 5.75% for options granted in June 1999, 5.99% for options granted in November 1999, 5.42% for options granted in January 1998, and 4.54% for options granted in November 1998. The assumption for the expected life of the options is 10 years for the date of issuance for all options.

Had compensation cost for the years 2000, 1999 and 1998 for stock-based compensation plans been recorded by the Company, the Company's pro forma net income (loss) and pro forma net income (loss) per common share for 2000, 1999, 1998, and 1997 would have been as follows:

(In thousands, except per share amounts)

                                                       Year Ended                  Year Ended
                                                    December 31, 2000           December 31, 1999
                                                ------------------------    ------------------------
                                                As Reported    Pro Forma    As Reported    Pro Forma
                                                -----------    ---------    -----------    ---------
Net income (loss)                                $  (3,292)    $  (3,303)    $  (7,922)    $  (7,939)

Net income (loss) per common share - Basic            (.60)         (.60)        (1.45)        (1.45)

Net income (loss) per common share - Dilutive         (.60)         (.60)        (1.45)        (1.45)

                                                       Year Ended                  Year Ended
                                                    December 31, 1998          December 31, 1997
                                                ------------------------    ------------------------
                                                As Reported    Pro Forma    As Reported    Pro Forma
                                                -----------    ---------    -----------    ---------
Net income (loss)                                $     479     $     371     $   8,060     $   8,041

Net income (loss) per common share - Basic            0.09          0.07          1.52          1.52

Net income (loss) per common share - Dilutive         0.09          0.07          1.51          1.51

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. There were no awards prior to 1997 and additional awards in future years are anticipated. As a result of the 1999 repricing of 9,150 options, the Company is subject to compensation expense if the fair value of the companies stock were to go above $4.00 per share.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 17. Shareholders' Equity

The Capital Stock of the Company consists of 40,000,000 shares of Common Stock having a par value of $1.00 per share, 100 shares of Preferred Stock Series A having a par value of $10.00 per share, and 50,000 shares of Preferred Stock Series B having a par value of $10.00. At December 31, 2000 and 1999 there were 5,482,114 shares of common stock issued and outstanding, 90 shares of Preferred Stock Series A issued and outstanding, and no shares of Preferred Stock Series B were issued and outstanding.

The Common Stock and Preferred Stock Series A have voting powers, with each share of stock having an equal vote with every other share. The holders of Preferred Stock Series B are not entitled to vote.

The Preferred Stock Series A is subject to redemption at any time at a price of $10.20 per share and the Preferred Stock Series B is subject to redemption at any time at a price equal to its par value.

The holders of Preferred Stock Series A and Preferred Stock Series B are entitled to be paid in full, upon any distribution of the assets of the Corporation, first the amount of their Preferred Stock Series B at par and then the amount of their Preferred Stock Series A at par, before any payment upon dissolution or upon any distribution is made to the holders of common stock.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 18. Earnings Per Share:

The Company's earnings per share have been calculated in accordance with SFAS No. 128, "Earnings Per Share." The statement requires calculations of basic and diluted earnings per share. These calculations are described in Note 1. The following table shows the reconciling components between basic and diluted earnings per share:

                                                                  Weighted Average
                                                                       Shares             Earnings
                                             Net Income (Loss)       Outstanding         (Loss) Per
                                                (Numerator)         (Denominator)           Share
                                             -------------------------------------------------------
For the Year Ended December 31, 2000

Basic and dilutive earnings per share           $(3,292,000)          5,482,114          $      (.60)
                                                ===========           =========          ===========

For the Year Ended December 31, 1999

Basic and dilutive earnings per share           $(7,922,000)          5,482,114          $     (1.45)
                                                ===========           =========          ===========

For the Year Ended December 31, 1998

Basic earnings per share                        $   479,000           5,465,034          $      0.09

Effect of dilutive securities:
     Common stock payable                                --              46,338                   --
                                                -----------           ---------          -----------

Diluted earnings per share                      $   479,000           5,511,372          $      0.09
                                                ===========           =========          ===========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 19. Income Taxes:

The components of income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998, were as follows (in thousands):

                                            2000          1999            1998
                                         --------       --------        --------

Current                                  $   (119)      $ (6,455)       $    361

Deferred                                   (1,337)         1,706             112
                                         --------       --------        --------

                                         $ (1,456)      $ (4,749)       $    473
                                         ========       ========        ========

The provision for (benefit from) income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal tax rate of 34% to income before taxes. The principal reasons for these differences for the years ended December 31, 2000, 1999 and 1998, were (in thousands):

                                             2000           1999          1998
                                          ---------       ---------     --------

Provision for (benefit from) income       $  (1,614)      $  (4,308)    $    339
     taxes at statutory
     federal rate
State income taxes, net                        (219)           (585)          58
     of federal benefit
Nondeductible expenses                           24              37           71
Allowance for deferred tax asset                479
Other, net                                     (126)            107            5
                                          ---------       ---------     --------

                                          $  (1,456)      $  (4,749)    $    473
                                          =========       =========     ========

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 19. Income Taxes, continued:

Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999, were (in thousands):

                                                        2000              1999
                                                      ---------        ---------
Deferred tax assets:                                  $     718        $     811
  Allowance for loan and real estate
      owned losses
  Deferred loan fees                                        103               57
  Mark to market on mortgage loans held for sale            262              300
  Net Operating Loss carryforward (1)                     2,087               --
  Deferred income                                            15                8
  Accrued premium recapture                                  48              194
  Accrued expenses                                           84                7
  Accrued 401(k) match                                       57               68
  Accrued insurance expense                                  58              189
  Goodwill                                                  647              604
  Other                                                      10                0
                                                      ---------        ---------

Total deferred tax assets                                 4,089            2,238

Deferred tax liabilities:
  Depreciation                                              106               71

Total deferred tax liabilities                              106               71
                                                      ---------        ---------

Deferred tax asset, net of liabilities                    3,983            2,167
Valuation allowance                                         479               --
                                                      ---------        ---------

Net deferred tax asset                                $   3,504        $   2,167
                                                      =========        =========

(1) The net operating loss carryforward expires on December 31, 2020.

The Company anticipates that sufficient taxable income will be generated during the next five years to utilize a portion of the Net Operating Loss carryforwards and reversing temporary differences. A valuation allowance has been set up for the portion of the carryforwards and temporary differences that the company anticipates will not be recognized over the next five years. However, there can be no assurance that the Company will generate taxable income in any future period.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 20. Retirement Plans:

The Company has a defined contribution profit sharing plan, which is administered by officers of the Company. Company contributions to the plan are discretionary, as authorized by the Board of Directors. There were no contributions for 2000, 1999 and 1998. Participants are also eligible to make voluntary contributions to the plan, at the discretion of the administrator. There were no voluntary contributions to the plan for the years ended December 31, 2000, 1999 and 1998.

The Company has a nonqualified retirement plan for several key members of management. The plan allows participants to defer compensation from the current year. Company contributions to the plan are discretionary, as authorized by the Board of Directors. There were no contributions for the years ended December 31, 2000, 1999 and 1998.

The Company sponsors a 401(k) Retirement Plan. The Plan is a defined contribution plan covering all employees who have completed at least one year of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company contributes an amount equal to 50% of a participant's payroll contribution up to 6% of a participant's annual compensation. The Company's contributions to the plan for the years ended December 31, 2000, 1999 and 1998, were $94,000, $141,000, and $162,000, respectively.

Note 21. Employment Agreements:

The Company has employment agreements with various employees. The agreements expire at various times from 2000 through 2002. Among other things, the agreements provide for severance benefits payable to the officers upon termination of employment following a change of control in the Company.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 22. Regulatory Capital:

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

At December 31, 2000 and 1999, the Bank was classified as a "well-capitalized" institution (financial institutions that maintain total risk based capital in excess of 10%) as determined by the OTS and satisfied all regulatory capital requirements, as shown in the following table reconciling the Bank's capital to regulatory capital (in thousands):

                                              Tangible      Core     Risk-Based
                                              Capital      Capital    Capital
                                              -------      -------   ----------
December 31, 2000

GAAP capital                                  $ 9,440      $ 9,440     $ 9,440
Add: unrealized loss on securities                  9            9           9
Non-allowable asset: goodwill                    (546)        (546)       (546)
Additional capital item: general allowance         --           --         272
                                              -------      -------     -------
Regulatory capital (computed)                   8,903        8,903       9,175
Minimum capital requirement                       782        2,084       3,435
                                              -------      -------     -------

Excess regulatory capital                     $ 8,121      $ 6,819     $ 5,740
                                              =======      =======     =======

Ratios:
     Regulatory capital (computed)              17.08%       17.08%      21.37%
     Minimum capital requirement                 1.50         4.00        8.00
                                              -------      -------     -------

Excess regulatory capital                       15.58%       13.08%      13.37%
                                              =======      =======     =======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 22. Regulatory Capital, continued:

                                              Tangible      Core      Risk-Based
                                              Capital      Capital     Capital
                                              -------      -------    ----------
December 31, 1999

GAAP capital                                  $ 6,356      $ 6,356     $ 6,356
Add: unrealized loss on securities                 16           16          16
Non-allowable asset: goodwill                    (101)        (101)       (101)
Additional capital item: general allowance         --           --         336
                                              -------      -------     -------
Regulatory capital - computed                   6,271        6,271       6,607
Minimum capital requirement                     1,106        2,949       4,004
                                              -------      -------     -------

Excess regulatory capital                     $ 5,165      $ 3,322     $ 2,603
                                              =======      =======     =======

Ratios:
     Regulatory capital - computed               8.51%        8.51%      13.20%
     Minimum capital requirement                 1.50         4.00        8.00
                                              -------      -------     -------

Excess regulatory capital                        7.01%        4.51%       5.20%
                                              =======      =======     =======

The payment of cash dividends by the Bank is subject to regulation by the OTS. The OTS measures an institution's ability to make capital distributions, which includes the payment of dividends, according to the institution's capital position. For institutions, such as the Bank, that meet their fully phased-in capital requirements, the OTS has established "safe harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Effective April 1, 1999, the OTS has adopted regulations that provide that an OTS-regulated institution will not have to file a capital distribution notice with OTS upon meeting certain conditions. Institutions can distribute amounts in excess of the safe harbor amount without the prior approval of the OTS. The Bank did not pay cash dividends to Approved in 2000, 1999 or 1998.

Note 23. Disclosures About Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 23. Disclosures About Fair Value of Financial Instruments, continued:

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

Mortgage loans held for sale: The estimate of fair value is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of mortgage loans held for sale approximated $23,103,000 and $51,928,000 at December 31, 2000 and 1999,
respectively.

Mortgage loans held for yield: The estimate of fair value is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of mortgage loans held for yield approximated $14,689,000 and $17,695,000 at December 31, 2000 and 1999,
respectively.

Interest receivable and interest payable: The carrying amount approximates fair value.

Revolving warehouse lines: Collateralized borrowings consist of warehouse finance facilities and term debt. The warehouse finance facilities have maturities of less than one year and bear interest at market rates and, therefore, the carrying value is a reasonable estimate of fair value.

Certificates of deposit: The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The fair value of certificates of deposit approximated $34,405,000 and $55,064,000 at December 31, 2000 and 1999,
respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 23. Disclosures About Fair Value of Financial Instruments, continued:

Mortgage loans payable: The fair value of mortgage loans payable is based on the discounted value of expected cash flows. The discount rates used are those currently offered for mortgage loans with similar remaining contractual maturities and terms. The fair value of the mortgage loans payable approximated $2,266,000 and $1,765,000 at December 31, 2000 and 1999, respectively.

Other term debt: The carrying amount of outstanding term debt such as the certificates of indebtedness and related party notes, which bears market rates of interest, approximates its fair value.

Note 24. 1999 Impairment of Assets:

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

Approved Financial Corp.
Consolidating Balance Sheet
December 31, 2000
(dollars in thousands)

                                                                                                 Approved
                                                                       Approved     Approved      Federal      Approved
                                                                       Financial   Residential    Savings      Financial
             ASSETS                      Consolidated   Eliminations     Corp.       Mortgage       Bank       Solutions
                                         ------------   ------------   ---------   -----------    --------     ---------
     Cash                                  $   7,597     $       0     $   5,344     $    257     $   1,822     $   174
     Mortgage loans held for sale, net        22,438             0           279           52        22,107           0
     Mortgage loans held for yield, net       14,274             0         6,543            0         7,731           0
     Real estate owned, net                    1,151             0           512          530           109           0
     Investments                               2,847        (5,360)        5,360            0         2,847           0
     Deferred tax asset, net                   3,504        (2,320)        4,588          121         1,115           0
     Premises and equipment, net               5,408             0         4,624           44           727          13
     Goodwill, net                               983             0           437            0           546           0
     Due from affiliates                           0       (19,142)        3,941           38        15,099          64
     Other assets                              1,617             0         1,003           68           545           1
                                           ---------     ---------     ---------     --------     ---------     -------

Total assets                               $  59,819     $ (26,822)    $  32,631     $  1,110     $  52,648     $   252
                                           =========     =========     =========     ========     =========     =======

     LIABILITIES AND EQUITY

Liabilities:
     Revolving warehouse loan              $   1,694     $       0     $   1,694     $      0     $       0     $     0
     FHLB bank advances                        3,000             0             0            0         3,000           0
     Mortgage payable                          2,529             0         2,245          284             0           0
     Notes payable-related parties             2,818             0         2,818            0             0           0
     Certificates of indebtedness              2,043             0         2,043            0             0           0
     Certificates of deposits                 34,432             0             0            0        34,432           0
     Money market account                      3,926             0             0            0         3,926           0
     Due to affiliates                             0       (19,142)       15,130        2,435         1,387         190
     Accrued and other liabilities             1,366             0           689          220           463          (6)
     Income taxes payable                          0        (2,320)            1        2,311             0           8
                                           ---------     ---------     ---------     --------     ---------     -------

       Total liabilities                      51,808       (21,462)       24,620        5,250        43,208         192
                                           ---------     ---------     ---------     --------     ---------     -------

Shareholder's equity:
   Preferred stock-series A                        1             0             1            0             0           0
   Common stock                                5,482          (298)        5,482          250            32          16
   Unrealized gain on securities                 (12)            9           (12)           0            (9)          0
   Additional capital                            552        (5,035)          552          493         4,542           0
   Retained earnings                           1,988           (36)        1,988       (4,883)        4,875          44
                                           ---------     ---------     ---------     --------     ---------     -------

       Total equity                            8,011        (5,360)        8,011       (4,140)        9,440          60
                                           ---------     ---------     ---------     --------     ---------     -------

          Total liabilities and equity     $  59,819     $ (26,822)    $  32,631     $  1,110     $  52,648     $   252
                                           =========     =========     =========     ========     =========     =======

Approved Financial Corp.
Consolidating Statement of Income (Loss)
For the year ended December 31, 2000
(dollars in thousands)

                                                                                                   Approved
                                                                         Approved     Approved      Federal      Approved
                                                                         Financial   Residential    Savings      Financial
             ASSETS                        Consolidated   Eliminations     Corp.       Mortgage       Bank       Solutions
                                           ------------   ------------   ---------   -----------    --------     ---------
Revenue:
     Gain on sale of loans                 $    10,971             0     $     (797)    $       523    $11,245     $     0
     Interest income                             5,191             0            258            (578)     5,509           2
     Other fees and income                       4,480             0            186             367      3,716         211
                                           -----------     ---------     ----------     -----------    -------     -------

                                                20,642             0           (353)            312     20,470         213

Expenses:
     Compensation and related              $    11,477             0     $    3,494     $       538    $ 7,295     $   150
     General and administrative                  7,779             0            650             400      6,712          17
     Loss on sale/disposal fixed assets             42             0             42               0          0           0
     Loan production expense                     1,151             0            (54)            294        911           0
     Interest expense                            3,852             0            959               0      2,893           0
     Provision for loan/REO losses               1,089             0            826             209         54           0
                                           -----------     ---------     ----------     -----------    -------     -------

                                                25,390             0          5,917           1,441     17,865         167

Income (loss) before income taxes               (4,748)            0         (6,270)         (1,129)     2,605          46

Provision for income taxes                      (1,456)            0         (2,093)           (396)     1,015          18
                                           -----------     ---------     ----------     -----------    -------     -------

Net income (loss)                          $    (3,292)            0     $   (4,177)    $      (733)   $ 1,590     $    28
                                           ===========     =========     ==========     ===========    =======     =======

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999 and 1998

Note 25. Quarterly Financial Data (Unaudited):

The following is a summary of selected quarterly operating results for each of the four quarters in 2000 and 1999:

(In thousands, except per share data)

                                            March 31       June 30      September 30    December 31
                                           ----------     ----------    ------------    -----------
2000:
Gain on sale of loans                      $    3,926     $    2,502     $    2,280     $     2,263
Net interest income                               461            358            274             245
Provision for losses                               55             92            396             546
Other income                                    1,202          1,197          1,164             917
Other expenses                                  5,626          5,215          4,740           4,867
                                           ----------     ----------     ----------     -----------
Income (loss) before income taxes                 (92)        (1,250)        (1,418)         (1,988)
Provision for income taxes                        (32)          (472)          (176)           (776)
                                           ----------     ----------     ----------     -----------
Net income (loss)                          $      (60)    $     (778)    $   (1,242)    $    (1,212)
                                           ==========     ==========     ==========     ===========
Basic and diluted net income (loss) per
share                                      $     (.01)    $     (.14)    $     (.23)    $      (.22)
                                           ==========     ==========     ==========     ===========

1999:
Gain on sale of loans                      $    4,396     $    3,127     $    2,920     $     2,759
Net interest income                             1,013            731            656             341
Provision for losses                            1,279            (33)           179             831
Other income                                    2,290          2,106          1,971           1,467
Other expenses                                  8,253          8,115          7,672          10,152
                                           ----------     ----------     ----------     -----------
Income (loss) before income taxes              (1,833)        (2,118)        (2,304)         (6,416)
Provision for income taxes                       (598)          (808)          (901)         (2,442)
                                           ----------     ----------     ----------     -----------
Net income (loss)                          $   (1,235)    $   (1,310)    $   (1,403)    $    (3,974)
                                           ==========     ==========     ==========     ===========
Basic and diluted net income (loss) per
share                                      $     (.23)    $     (.24)    $     (.26)    $      (.73)
                                           ==========     ==========     ==========     ===========