Form 10-Q
period 2001-03-31
APPROVED FINANCIAL CORP
filed 2001-05-15
CIK 1053924

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q


X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
-
     1934 for the quarterly period ended March 31, 2001.
__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       Commission File Number 000-23775
                       --------------------------------

                           Approved Financial Corp.
                           ------------------------
            (Exact Name of Registrant as Specified in its Charter)

                Virginia                                   52-0792752
      ------------------------------                 ----------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                 Identification Number)

      1716 Corporate Landing Parkway, Virginia Beach, Virginia     23454
      ------------------------------------------------------------------
        (Address of Principal Executive Office)             (Zip Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2001: 5,482,114 shares

                            APPROVED FINANCIAL CORP.


INDEX

PART I.         FINANCIAL INFORMATION                             Page

Item 1.     Financial Statements

            Consolidated Balance Sheets as of
              March 31, 2001 and December 31, 2000                  4

            Consolidated Statements of Loss and Comprehensive
              Loss for the three months ended March 31, 2001
              and 2000.                                             5

            Consolidated Statements of Cash Flows for
              the three months ended March 31, 2001
              and 2000.                                             6

            Notes to Consolidated Financial Statements              8


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations        13

Item 3.     Quantitative and Qualitative Disclosures About
              Market Risk                                          33

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                      38

Item 2.     Changes in Securities                                  38

Item 3.     Defaults Upon Senior Securities                        38

Item 4.     Submission of Matters to a Vote of Security Holders    38

Item 5.     Other Information                                      38

Item 6.     Exhibits and Reports on Form 8-K                       38

                       PART I .   FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2001 amd December 31, 2000
(Dollars in thousands, except per share amounts)

                         ASSETS                                                       2001                 2000
                                                                                 -------------        -------------
     Cash                                                                         $      3,124         $      7,597
     Mortgage loans held for sale, net                                                  31,578               22,438
     Mortgage loans held for yield, net                                                 14,260               14,274
     Real estate owned, net                                                                763                1,151
     Investments                                                                         2,894                2,847
     Deferred tax asset, net                                                             3,882                3,504
     Premises and equipment, net                                                         5,218                5,408
     Goodwill, net                                                                         948                  983
     Other assets                                                                        1,696                1,617
                                                                                 -------------        -------------

      Total assets                                                                $     64,363         $     59,819
                                                                                 =============        =============

                         LIABILITIES AND EQUITY

Liabilities:
     Revolving warehouse loan                                                     $      4,913         $      1,694
     FHLB bank advances and line of credit                                               1,000                3,000
     Mortgage notes payable                                                              2,218                2,529
     Notes payable-related parties                                                       2,631                2,818
     Certificate of indebtedness                                                         2,069                2,043
     Certificates of deposits                                                           36,903               34,432
     Money market account                                                                3,380                3,926
     Loan proceeds payable                                                               2,486                    -
     Accrued and other liabilities                                                       1,392                1,366
                                                                                 -------------        -------------

     Total liabilities                                                                  56,992               51,808
                                                                                 -------------        -------------

Commitments and contingencies                                                                -                    -

Shareholders' equity:
     Preferred stock series A, $10 par value;                                                1                    1
       Noncumulative, voting:
         Authorized shares - 100
          Issued and outstanding shares - 90
     Common stock, par value - $1                                                        5,482                5,482
         Authorized shares - 40,000,000
          Issued and outstanding shares - 5,482,114
      Accumulated other comprehensive loss                                                  (5)                 (12)
      Additional capital                                                                   552                  552
      Retained earnings                                                                  1,341                1,988
                                                                                 -------------        -------------

      Total equity                                                                       7,371                8,011
                                                                                 -------------        -------------

        Total liabilities and equity                                              $     64,363         $     59,819
                                                                                 =============        =============

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME (LOSS) for the three months ended March 31, 2001 and 2000
(In thousands, except per share amounts)


                                                                    2001                    2000
Revenue:
     Gain on sale of loans                                      $      2,777            $      3,926

     Interest income                                                   1,253                   1,583
     Broker fee income                                                   200                     638
     Other fees and income                                               460                     564
                                                                ------------            ------------
                                                                       4,690                   6,711
                                                                ------------            ------------
Expenses:
     Compensation and related                                          2,692                   3,133
     General and administrative                                        1,405                   1,790
     Advertising expense                                                 282                     337
     Loan production expense                                             348                     366
     Interest expense                                                    875                   1,122
     Provision for loan and foreclosed property losses                   112                      55
                                                                ------------            ------------
                                                                       5,714                   6,803
                                                                ------------            ------------

          Loss before income taxes                                    (1,024)                    (92)

     Benefit from income taxes                                          (378)                    (32)
                                                                ------------            ------------

          Net loss                                                      (646)                    (60)

Other comprehensive income, net of tax:
  Unrealized gain on securities:
    Unrealized holding gain during period                                  7                       -
                                                                ------------            ------------

Comprehensive loss                                              $      ( 639)           $        (60)
                                                                ============            ============
Net loss per share:
          Basic and Diluted                                     $      (0.12)           $       (.01)
                                                                ============            ============

Weighted average shares outstanding:
          Basic and Diluted                                            5,482                   5,482
                                                                ============            ============

The accompanying notes are an integral part of the consolidated financial statements.

     APPROVED FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the three months ended March 31, 2001 and 2000
     (In thousands)

                                                                                     2001         2000
                                                                                 ----------    ---------
Operating activities
     Net loss                                                                     $   (646)    $    (60)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation of premises and equipment                                       174          218
          Amortization of goodwill                                                      34           34
          Provision for loan losses                                                     68            2
          Provision for losses on real estate owned                                     44           53
          Deferred tax expense                                                        (378)         506
          Loss on real estate owned                                                    173            -
          Proceeds from sale and prepayments of loans                               65,427      100,388
          Originations of loans, net                                               (72,016)     (69,335)
          Loss on sale/disposal of fixed assets                                         10            -
          Gain on sale of loans                                                     (2,777)      (3,926)
          Changes in assets and liabilities:
            Loan sale receivable                                                         -            3
            Other assets                                                               (79)         196
            Accrued and other liabilities                                               26         (434)
            Loan proceeds payable                                                    2,486        1,545
                                                                                -----------------------

Net cash used in operating activities                                               (7,454)      29,190

Cash flows from investing activities:
     Sales of securities                                                                 -          115
     Purchase of premises and equipment                                                (40)         (41)
     Sales of premises and equipment                                                    56           10
     Sales of real estate owned                                                        425          924
     Real estate owned capital improvements                                            (85)         (74)
     Purchases of ARM fund shares                                                      (47)         (31)
     Purchases of FHLB stock                                                             -         (297)
                                                                                -----------------------

Net cash (used in) provided by investing activities                                    309          606

                            Continued on Next Page

     APPROVED FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CASH FLOWS, continued for the three months ended March 31, 2001 and 2000
     (In thousands)

                                                                               2001                  2000
                                                                             --------              --------
Cash flows from financing activities:
     Borrowings - warehouse                                                  $ 17,493              $ 16,158
     Repayments of borrowings - warehouse                                     (14,274)              (29,348)
     FHLB and LOC advances (repayments),net                                    (2,000)               (4,648)
     Principal payments on mortgage notes payable                                (311)                  (18)
     Net increase (decrease) in:
       Notes payable                                                             (187)                  (76)
       Certificates of indebtedness                                                26                     1
       Certificates of deposit                                                  2,471                (9,624)
       FDIC-insured money market account                                         (546)                    -
                                                                             --------              --------

Net cash provided by (used in) financing activities                             2,672               (27,555)
                                                                             --------              --------

Net (decrease) increase in cash                                                (4,473)                2,241

Cash at beginning of year                                                       7,597                10,656
                                                                             --------              --------

       Cash at end of year                                                   $  3,124              $ 12,897
                                                                             ========              ========


Supplemental cash flow information:
     Cash paid for interest                                                  $    831              $  1,146
     Cash paid for income taxes                                                     -                     4

Supplemental non-cash information:
     Loan balances transferred to real estate                                $    175              $    341
       Owned

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2001 and 2000

Note 1.    Organization and Summary of Significant Accounting Policies:


Organization: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with borrowers ("retail" and "direct"). Approved has two wholly owned subsidiaries through which it originates residential mortgages: Approved Federal Savings Bank (the "Bank") is a federally chartered thrift institution with broker operations in twelve states and six retail offices as of March 31, 2001; and Approved Residential Mortgage, Inc. ("ARMI") with one retail location at March 31, 2001. Approved has a third wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offers other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers. On April 1, 2000 the Company, as part of its expense reduction initiatives, transferred all assets of Mortgage One Financial Corporation ("MOFC") d/b/a ConsumerOne Financial ("ConsumerOne"), a wholly owned subsidiary of Approved, to the Bank.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2001 and 2000

Note 1.  Organization and Summary of Significant Accounting Policies, continued:

Allowance for loan losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable inherent losses in the held for yield loan portfolio at the balance sheet date. Management's determination of the adequacy of the allowance is based on an evaluation of the current loan portfolio characteristics including criteria such as delinquency, default and foreclosure rates and trends, age of the loans, credit grade of borrowers, loan to value ratios, current economic and secondary market conditions, current and anticipated levels of loan volume, and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Loan losses are charged against the allowance when management believes it is unlikely that the loan is collectible.

The loans held for sale are recorded at the lower of cost or market as of the balance sheet date. The allowance for loan losses on the held for yield loans are based upon the credit quality of the loans and prior history regarding default and foreclosure rates.

Origination fees: Net origination fees are recognized over the life of the loan or upon the sale of the loan, if earlier.

Real estate owned: Assets acquired through loan foreclosure are recorded as real estate owned ("REO") at the lower of cost or fair market value, net of estimated disposal costs. Cost includes loan principal and certain capitalized improvements to the property. The estimated fair market value is reviewed periodically by management, and any write-downs are charged against current earnings using a valuation account, which has been netted against real estate owned in the financial statements.

Premises and equipment: Premises, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. The buildings are depreciated using the straight-line method over thirty and thirty-nine years. Leasehold improvements are amortized over the lesser of the terms of the lease or the estimated useful lives of the improvements. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of three to five years. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2001 and 2000

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

Comprehensive Income: The Company classifies items of other comprehensive income/(loss) by their nature in a financial statement and displays the accumulated balance of other comprehensive income/ (loss) separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. The only item the Company has in Comprehensive income/(loss) for the three month periods ended March 31, 2001 and 2000, is an unrealized holding loss on securities, net of deferred taxes.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2001 and 2000

Note 1.  Organization and Summary of Significant Accounting Policies, continued:

Liquidity: The company finances its operating cash requirements primarily through certificates of deposit, warehouse credit facilities, and other borrowings. Our borrowings were 82.5% of total assets at March 31, 2001 compared to 84.3% at December 31, 2000.

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

Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101B, is required to be adopted in the fourth calendar quarter of the year 2001.

Adoption of SAB 101 is not expected to have any material impact on the recognition, presentation, and disclosure of revenue.

In March 2000, the Financial Accounting Standards Board, (FASB) issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FIN 44 does not change FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). FIN 44 was generally effective for transactions occurring after July 1, 2000 however, the accounting must be applied prospectively to certain transactions consummated after December 15, 1998. FIN 44 did not have a material effect on the financial condition or results of operations of the Company.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2001 and 2000

Note 1.  Organization and Summary of Significant Accounting Policies, continued:

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of provisions of SFAS No. 125 without reconsideration. The Statement requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or repledge. The Statement includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 did not have a material effect on financial condition or results of operation of the Company.


Note 2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis of the financial condition and results of operations, for the three months ended March 31, 2001 and 2000 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

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


Results of Operations

Results of Operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

Net Loss

The net loss increased in excess of 100% for 2001 to $0.6 million compared to $0.06 million in 2000. On a per share basis, the net loss in 2001 was $0.12 compared to $0.01 for 2000. The increased loss was the result of a December of 1999 loan sale for $18.5 million that was deferred at the request of the investor due to the investors Y2K planning efforts. If the loan sale occurred in December of 1999 in lieu of January of 2000, the net loss reported by the Company for the three months ended March 31, 2000 would have been $0.7 million or $.12 per share.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for our broker and retail divisions for the three months ended March 31, 2001 and 2000. During the second quarter of 1999, we initiated in-house funding of conforming and government mortgages originated by the retail division. Additionally, the retail branches originate mortgages that are funded through other lenders ("brokered loans"). Brokered loans consist primarily of non-conforming mortgages that do not meet our underwriting criteria and conforming loans.


                                                                                        Three Months  Ended
      (dollars in millions)                                                                  March 31,
                                                                                        2001           2000
                                                                                      -------------------------
      Dollar Volume of Loans Originated:
                Broker                                                                $    45.2      $     41.0
                Retail funded through other lenders                                         4.6            13.7
                Retail funded in-house non-conforming                                       5.0            18.3
                Retail funded in-house conforming and government                           21.9             9.6
                                                                                      -------------------------

                Total                                                                 $     76.7     $     82.6
                                                                                      =========================
       Number of Loans Originated:
                Broker                                                                       501            547
                Retail  funded through other lenders                                          59            178
                Retail  funded in-house non-conforming                                        74            260
                Retail  funded in-house conforming and government                            172             85
                                                                                      -------------------------

                Total                                                                        806          1,070
                                                                                      =========================

The dollar volume of loans, originated in the three months ended March 31, 2001 (including retail loans brokered to other lenders) decreased 7.1% when compared to the same period in 2000. The decrease in loan originations was primarily the result of the reduction in the number of retail loan origination centers of 10 offices at March 31, 2000 to 7 at March 31, 2001.

The dollar volume of loans funded in-house increased 4.6% in the three months ended March 31, 2001 compared to the same period in 2000, primarily due to our initiative to reduce the amount of retail loans brokered to other lenders. Brokered loans generated by the retail division were $4.6 million during the three months ended March 31, 2001, which was a 66.4% decrease compared to $13.7 million during the same period in 2000.

The decrease in retail loan origination centers resulted in a 24.3% decrease in our retail loan volume including retail loans brokered to other lenders for the three months ended March 31, 2001 when compared to the same period in 2000. The decrease was the result of our initiative to close more in-house loans.

The volume of loans originated through the Company's wholesale division, which originates loans through referrals from a network of mortgage brokers increased 10.2% to $45.2 million for the three months ended March 31, 2001, compared to $41.0 million for the three months ended March 31, 2000. The increase was primarily the result of a decline in the number of competitors in the non-conforming marketplace, an expanded product line and the streamlining of the Company's service to brokers.

Average fees paid for services rendered on mortgage broker referral originations for the three months ended March 31, 2001 was 67 basis points compared to 42 basis points for the three months ended March 31, 2000.

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

Nonconforming loan sales totaled $43.9 million including loans owned in excess of 180 days ("seasoned loans") for the three months ended March 31, 2001, compared to $84.3 million for the same period in 2000.

For the three months ended March 31, 2001, the Company sold $0.5 million of seasoned loans, at a weighted average discount to par value of 5.6%. The loss was fully reserved for in prior periods. For the three months ended March 31, 2000, the Company did not have any seasoned loan sales.

Conforming and government loan sales were $18.3 million for the three months ended March 31, 2001, compared to $10.7 million for the three months ended March 31, 2000. The Company began originating conforming loans in May 1999.

The combined gain on the sale of loans was $2.8 million for the three months ended March 31, 2001, which compares with $3.9 million for the same period in 2000. The decrease in the combined gain on sale of loans was primarily the result of a decrease in the volume of loans sold and a decrease in the amount of loans sold that were originated by the retail lending division. For the three months ended March 31, 2001, approximately 18% of loans sold (non-conforming) were originated by the retail division, compared to 36% for the three months ended March 31, 2000. The retail division earns fees such as origination, doc-prep, processing, etc. at the time loans are funded, which are recorded as gain on sale of loans at the time the loan is sold. Gain on the sale of mortgage loans represented 59.2% of total revenue for the three months ended March 31, 2001, compared to 58.5% of total revenue for the same period in 2000. This was primarily a result of our initiative to decrease brokered loans, revenues from which are reported in other income, and to increase the percentage of retail loan originations funded in-house, revenues from which are reported in gain on sale of loans.

The weighted-average premium, realized on non-conforming loan sales was 4.01% (excluding seasoned loans), during the three months ended March 31, 2001, compared to 2.81% for the same period in 2000. The weighted-average premium realized on its conforming and government loans sales was 1.77% during the three months ended March 31, 2001, compared to 0.93% for the three months ended March 31, 2000.

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

We defer recognizing income from the loan origination fees we receive at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from our retail lending division. Origination fee income included in the gain on sale of loans for the three months ended March 31, 2001 was $0.8 million, compared to $1.7 million for the three months ended March 31, 2000. The decrease is the result of a decrease in the volume of loans sold, which were generated by our retail division. Our non-conforming retail loan sales for the three months ended March 31, 2001 comprised 18.1% of total non-conforming loan sales, with average loan origination fee income earned of 4.28%. For the three months ended March 31, 2000, non-conforming retail loan sales were 33.4% of total non-conforming loan sales with average origination fee income of 5.23%. Average origination fee income from conforming and government loans was 2.27% for the three months ended March 31, 2001 compared to 3.45% for the three months ended March 31, 2000. Fees associated with selling loans were approximately 6 basis points for the three months ended March 31, 2001 compared to 34 basis points for the three months ended March 31, 2000.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold.

Interest Income and Expense


Interest income for the three months ended March 31, 2001 was $1.3 million compared with $1.6 million for the same period ended in 2000. The decrease in interest income for the three months ended March 31, 2001 was due to a lower average balance of loans held for sale.

Interest expense for the three months ended March 31, 2001 was $0.9 million compared with $1.1 million for the three months ended March 31, 2000. The decrease in interest expense for the three months ended March 31, 2001, was the direct result of a decrease in the average balance of interest bearing liabilities.

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

The following tables reflect the average yields earned and rates paid during the three months ended March 31, 2001 and 2000. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)                                              March 31, 2001                          March 31, 2000
                                               ------------------------------------------------------------------------------
                                                  Average                   Average       Average                   Average
                                                  Balance     Interest    Yield/Rate      Balance     Interest    Yield/Rate
                                               -----------  ------------ ------------   ----------  -----------  -------------
Interest-earning assets:
     Loan receivable (1)                       $   41,217   $    1,164         11.30%   $  52,506   $    1,421         10.83%
     Cash and other interest-
         Earning assets                            10,509           89          3.41       13,404          162          4.82
                                               ----------   ----------   -----------    ---------   ----------    ----------
                                                   51,726        1,253          9.69%      65,910        1,583          9.61%
                                                            ----------   -----------                ----------    ----------

Non-interest-earning assets:
     Allowance for loan losses                     (1,445)                                 (1,288)
     Premises and equipment, net                    5,327                                   6,031
     Other                                          7,727                                  11,961
                                               ----------                               ---------

     Total assets                              $   63,335                               $  82,614
                                               ==========                               =========

Interest-bearing liabilities:
     Revolving warehouse lines                 $    4,231           79          7.48%   $   7,662          123          6.45%
     FDIC - insured deposits                       39,087          609          6.23       52,340          776          5.93
     Other interest-bearing
         liabilities                                8,339          187          8.97        8,920          223          9.99
                                               ----------   ----------   -----------    ---------   ----------    ----------
                                                   51,657          875          6.78%      68,922        1,122          6.51%
                                               ----------   ----------   -----------                ----------    ----------

Non-interest-bearing liabilities                    4,017                                   2,254
                                               ----------                               ---------

     Total liabilities                             55,674                                  71,176

Shareholders' equity                                7,661                                  11,438
                                               ----------                               ---------

     Total liabilities and equity              $   63,335                               $  82,614
                                               ==========                               =========

Average dollar difference between
    Interest-earning assets and interest-
    bearing liabilities                        $       69                               $  (3,012)
                                               ==========                               =========

Net interest income                                         $      378                              $      461
                                                            ==========                              ==========

Interest rate spread (2)                                                        2.91%                                   3.09%
                                                                         ===========                              ==========

Net annualized yield on average
    Interest-earning assets                                                     2.93%                                   2.80%
                                                                         ===========                              ==========

     (1) Loans shown gross of allowance for loan losses, net of premiums/discounts.
     (2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $0.08 million in net interest income for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was primarily the result of a decrease in the average balance on interest-earning assets.

($ In thousands)

                                                              2001 Versus 2000

                                                          Increase (Decrease) due to:
                                                   Volume            Rate             Total
                                              -------------     ------------     ------------
Interest-earning assets:
  Loans receivable                            $        (322)    $         65     $       (257)
  Cash and other interest-
      earning assets                                    (31)             (42)             (73)
                                              -------------     ------------     ------------
                                                       (353)              23             (330)
                                              -------------     ------------     ------------

Interest-bearing liabilities:
  Revolving warehouse lines                             (69)              25              (44)
  FDIC-insured deposits                                (209)              42             (167)
  Other interest-
     bearing liabilities                                (14)             (22)             (36)
                                              -------------     ------------     ------------
                                                       (292)              45             (247)
                                              -------------     ------------     ------------

Net interest expense                          $         (61)    $        (22)    $        (83)
                                              =============     ============     ============

Broker Fee Income

In addition to net interest income (expense), and gain on sale of loans, we derive income from origination fees earned on brokered loans generated by our retail offices. For the three months ended March 31, 2001, broker fee income totaled $0.2 million compared to $0.6 million for the same period in 2000. The decrease was primarily the result of a decrease in brokered loan volume.

Other Income

In addition to net interest income (expense), and gain on sale of loans, and broker fee income we derive income from other fees earned on the loans funded such as underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. Revenues associated with the financial products marketed by Approved Financial Solutions are also recorded in other income. For the three months ended March 31, 2001, other income totaled $0.5 million compared to $0.6 million for the same period in 2000.

Comprehensive Income/Loss

For the three months ended March 31, 2001 we had other comprehensive income of $7,000 in the form of unrealized holding gains/losses on an Asset Management Fund investment. For the three months ended March 31, 2000, we had no other comprehensive income or losses.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $0.4 million to $2.7 million for the three months ended March 31, 2001 compared to the same period in 2000. The decrease was directly attributable to a decrease in the number of employees and lower commissions expense caused by the decrease in loan volume. For the three months ended March 31, 2001, salary expense decreased by $0.5 million when compared to the same period in 2000. The decrease was caused by a lower average number of employees, which was attributed to our cost cutting initiative. The payroll and related benefits increased by $0.3 million for the three months ended March 31, 2001 when compared to the same period in 2000. The increase was caused by an increase in the health insurance claims paid of $0.2 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The Company is self insured and claims paid can vary from quarter to quarter based upon the medical needs of the employees. For the three months ended March 31, 2001, the average full time equivalent employee count was 204 compared to 292 for the three months ended March 31, 2000. For the three months ended March 31, 2001 the commissions to loan officers decreased by $0.2 million when compared to the same period ended March 31, 2000. The decrease was primarily due to lower loan volume.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as advertising, rent, postage, printing, general insurance, travel and entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the three months ended March 31, 2001 decreased by $0.4 million to $1.4 million, compared to the three months ended March 31, 2000. The decrease was the result of a reduction in retail loan origination offices, a decline in our employee count, and our cost cutting initiative.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, and payment of fees to mortgage brokers, for services rendered on loan originations, and verification of mortgages. Loan production expenses for the three months ended March 31, 2001 were $0.3 million compared to $0.4 million for the three months ended March 31, 2000. The decrease was primarily the result of decreases in appraisal and credit report expenses, which resulted from lower loan volume.

Provision for Loan Losses

The following table presents the activity in the allowance for loan losses and selected loan loss data for the three months ended March 31, 2001 and the year ended December 31, 2000:

(In thousands)
                                                                              2001                       2000
Balance at beginning of year                                                         $ 1,479                   $ 1,382
Provision charged to expense                                                              68                       639
Loans charged off                                                                        (83)                   (1,086)
Recoveries of loans previously charged off                                                24                       544
                                                                     -----------------------      --------------------

Balance at end of period                                                             $ 1,488                   $ 1,479
                                                                     =======================      ====================
Loans receivable at the end of period, gross                                         $47,752                   $38,601
      of allowance for losses and deferred fees

Ratio of allowance for loan losses to gross                                             3.12%                     3.83%
      loans receivable at the end of period

The provision for loan losses was $0.1 million for the three months ended March 31, 2001 compared to $2,000 for the three months ended March 31, 2000. For the three months ended March 31, 2001, there was an increase in the allowance for loan losses based upon management's assessment of credit risk of loans held for yield. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off, are accounted for in the allowance for loan losses.

The allowance is established at a level that we consider adequate to cover future loan losses relative to the composition of the current portfolio of loans held for yield. We consider characteristics of our current loan portfolio such as credit quality, the weighted average coupon, the weighted average loan to value ratio, the combined loan to value ratio, the age of the loan portfolio and the portfolio's delinquency and loss history and current status in the determination of an appropriate allowance. Other criteria such as covenants associated with our credit facilities, trends in the demand for and pricing for loans sold in the secondary market for similar mortgage loans and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future.

Provision for Foreclosed Property Losses

The provision for foreclosed property losses was $0.04 million for the three months ended March 31, 2001 compared to $0.5 million for the year ended December 31, 2000. The company increased its provision for foreclosed property losses by $44,000 for the three months ended March 31, 2001 compared to an increase of $53,000 for the three months ended March 31, 2000.

Sales of real estate owned yielded net losses of $173,000 for the three months ended March 31, 2001 versus $244,000 for the three months ended March 31, 2000.

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the three months ended March 31, 2001 and the year ended December 31, 2000:

(In thousands)
                                                                        2001                    2000
                                                               --------------------     -------------------
Balance at beginning of year                                                 $  376                  $  717
Provision charged to expense                                                     44                     451
Loss on sale of foreclosures                                                   (173)                   (792)
                                                               --------------------     -------------------

Balance at end of period                                                     $  247                  $  376
                                                               ====================     ===================

Real estate owned at the end of period, gross                                $1,010                  $1,528
      of allowance for losses

Ratio of allowance for foreclosed property losses                             24.43%                  24.67%
      to gross real estate owned at the end of period

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

Financial Condition at March 31, 2001 and December 31, 2000

Assets

The total assets were $64.4 million at March 31, 2001 compared to total assets of $59.8 million at December 31, 2000.

Cash and cash equivalents decreased by $4.5 million to $3.1 million at March 31, 2001, from $7.6 million at December 31, 2000. The Company paid down its credit line in order to reduce interest expense.

Net mortgage loans receivable increased by $9.1 million to $45.8 million at March 31, 2001. The 24.9% increase in the first quarter of 2001 is primarily due to originating more loans than were sold during the first quarter of 2001. We generally sell loans within sixty days of origination.

Real estate owned ("REO") decreased by $0.4 million to $0.8 million at March 31, 2001. The 33.7% decrease in REO resulted from the sale of $0.8 million in REO properties compared to additions of $0.2 million to REO during the three months ended March 31, 2001.

Investments increased by $0.05 million to $2.9 million at March 31, 2001. Investments consist primarily of an Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio and FHLB stock owned by the Bank.

Premises and equipment decreased by $0.2 million to $5.2 million at March 31, 2001. The decrease is due to the depreciation of these assets for the three months ended March 31, 2001.

Goodwill (net) decreased by $0.04 million to $0.9 million at March 31, 2001. The decrease is due to the amortization of the intangible asset for the three months ended March 31, 2001.

The deferred tax asset increased by $0.4 million to $3.9 million at March 31, 2001. The increase is primarily related to an increase in the net operating loss carryforward. Based upon management's expectation of sufficient taxable income and the reversal of the timing differences, management believes that it is more likely than not that the Company will realize the net amount of the deferred tax asset. However, there can be no assurances that the Company will generate taxable income in any future period. The remainder of the decrease relates to changes in timing differences of the deferred tax asset.

Other assets increased by $0.1 million to $1.7 million at March 31, 2001. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets. The majority of the increase was in accrued interest receivable, which was due to higher average loans held for sale at March 31, 2001.

Liabilities

Outstanding balances for our revolving warehouse loans increased by $3.2 million to $4.9 million at March 31, 2001. The increase in 2001 was primarily attributable to the $9.1 million increase in loans receivable.

The Bank's deposits totaled $36.9 million at March 31, 2001 compared to $34.4 million at December 31, 2000. Of the certificate accounts on hand as of March 31, 2001, a total of $27.3 million was scheduled to mature in the twelve-month period ending March 31, 2002.

During the three month period ended March 31, 2001, we received $3.4 million in money market deposits through an arrangement with a local NYSE member broker/dealer compared to $3.9 million at December 31, 2000.

As of March 31, 2001, the Bank borrowed $1.0 million from the Federal Home Loan Bank (FHLB) to fund loan production compared to $3.0 million at December 31, 2000.

Promissory notes and certificates of indebtedness totaled $4.7 million at March 31, 2001 compared to $4.9 million at December 31, 2000. The 3.3% decrease is primarily due to the redemption of maturing promissory notes and certificates. During the three months ended March 31, 2001 and the years of 2000 and 1999, we were not soliciting new promissory notes or certificates of indebtedness. We have utilized promissory notes and certificates of indebtedness, which are subordinated to our warehouse lines of credit, to help fund operations since 1984. Promissory notes outstanding carry terms of one to five years and interest rates between 8.00% and 10.00%, with a weighted-average rate of 9.76% at March 31, 2001. Certificates of indebtedness are uninsured deposits authorized for financial institutions, which have Virginia industrial loan association charters. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.50%, with a weighted-average rate of 9.72% at March 31, 2001.

Mortgage loans payable totaled $2.2 million at March 31, 2001 compared to $2.5 million at December 31, 2000. The $0.3 million decrease is a combination of payment of a $0.3 million first mortgage payable on one REO property as well as a minimal decrease in mortgage loans payable due to the normal principal reduction with payments made on the note payable.

Accrued and other liabilities increased by $0.03 million to $1.4 million at March 31, 2001. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The 1.9% increase is the result of an increase in accrued interest payable due to a higher average loan balance at March 31, 2001.

Shareholders' Equity

Total shareholders' equity at March 31, 2001 was $7.4 million compared to $8.0 million at December 31, 2000. The $0.6 million decrease in 2001 was due to the $0.6 million loss for the three months ended March 31, 2001.

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

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to our ability to continue to originate loans. We have historically operated, and expect to operate in the future on a negative cash flow basis from operations based upon the timing of proceeds used to fund loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 45 days after proceeds are used to fund the loan. For the three months ended March 31, 2001, we used cash from operating activities of $1.0 million. For the three months ended March 31, 2000 we used cash from operating activities of $1.9 million.

We finance our operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the three months ended March 31, 2001, we received cash from financing activities of $2.7 million, this was primarily the result of proceeds from loan sales in excess of new borrowings for funding loan originations. For the three months ended March 31, 2000, we paid down debt from financing activities of $27.6 million.

Our borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on our office buildings, FHLB advances, subordinated debt and loan proceeds payable) were 86.4% of assets at March 31, 2001 compared to 84.3% at December 31, 2000.

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

Bank Sources of Capital

The Bank's deposits totaled $36.9 million at March 31, 2001 compared to $34.4 million at December 31, 2000. The Bank currently utilizes funds from deposits and a $15 million line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans. We plan to increase the use of credit facilities and funding opportunities available to the Bank.

Warehouse and Other Credit Facilities

In addition to our $15 million line of credit with the FHLB of Atlanta, we have available funding from warehouse facilities with other non-affiliated financial institutions.

On July 21, 2000, we obtained a $40.0 million line of credit from Bank United. However, effective December 29, 2000, the Company obtained an amendment to the credit line, which reduced the size of the warehouse facility to $20.0 million, since the utilization of the credit line has been very low in 2000. The credit line can be used for prime and sub-prime mortgage loans and is secured by loans originated. The line bears interest at a rate of 2.25% and 3.00% over the one-month LIBOR rate for prime and sub-prime loans respectively. We may receive warehouse credit advances of 98%, 97%, and 90% for prime, sub-prime, and high LTV loans (loans with LTV's greater than 90%), respectively, of the collateral value amount on pledged mortgage loans for a period of 90 days after advance of funds on each loan. If an investor has not purchased a loan within 90 days of such advance, the interest rate on the loan increases to 4.00% over the one-month LIBOR and we have an additional 30 days to sell the loan or purchase the loan back from the warehouse. All interest rates reflect a 25 basis point increase from the original interest rates, which was the result of the December 29th amendment. The aged loan sub limit is $2.0 million. As of March 31, 2001, $4.9 million was outstanding under this facility. The line of credit is scheduled to expire on July 21, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of March 31, 2001 we are in compliance with all financial covenants.

On November 10, 1999, we obtained a $20.0 million sub-prime line of credit from Regions Bank. The line is secured by loans originated and bears interest at a rate of 3.25% over the one-month LIBOR rate. We may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of March 31, 2001 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of March 31, 2001 we are in compliance with all financial covenants.

On November 10, 1999, we obtained a $20.0 million conforming loan line of credit from Regions Bank. The line is secured by loans originated and bears interest ranging from 2.25% to 2.75% over the one-month LIBOR rate based upon the monthly advance levels. We may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of March 31, 2001 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of March 31, 2001 we are in compliance with all financial covenants.

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

Other Capital Resources

Promissory notes and certificates of indebtedness, have been a source of capital since 1984 and are issued primarily according to an intrastate exemption from security registration. Promissory notes and certificates of indebtedness totaled $4.7 million at March 31, 2001 compared to $4.9 million at December 31, 2000. These borrowings are subordinated to our warehouse lines of credit. We cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer our primary state of operation.

We had cash and cash equivalents of $3.1 million at March 31, 2001. We have sufficient resources to fund our current operations. Alternative sources for future liquidity and capital resource needs may include the issuance of debt or equity securities, increase in Saving Bank deposits and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, the terms and covenants associated with the alternative capital source. We expect that we will continue to be challenged by a limited availability of capital, a reduction in premiums received on non-conforming mortgage loans sold in the secondary market compared to premiums realized in recent years, new competition and a rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 2000 and the first quarter of 2001, the Bank maintained liquidity in excess of the required amount, and we anticipate that we will continue to do so.

Bank Regulatory Capital

At March 31, 2001, the Bank's book value under generally accepted accounting principles ("GAAP") was $7.2 million. OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and
(3) overall risk-based capital of 8.0% of total risk-weighted assets. As of March 31, 2000, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank's GAAP capital to regulatory capital:

                                                        Tangible                   Core                 Risk-Based
(In thousands)                                           Capital                  Capital                 Capital
GAAP capital                                                  $ 7,244                  $ 7,244                $ 7,244
Add:  unrealized loss on securities                                 2                        2                      2
Nonallowable asset:  goodwill                                    (528)                    (528)                  (528)
Nonallowable asset:  deferred taxes                            (2,553)                  (2,553)                (2,553)
Additional capital item:  general allowance                         -                        -                    282
                                                 --------------------     --------------------     ------------------
Regulatory capital - computed                                   4,165                    4,165                  4,447
Minimum capital requirement                                       734                    1,959                  3,362
                                                 --------------------     --------------------     ------------------
Excess regulatory capital                                     $ 3,431                  $ 2,206                $ 1,085
                                                 ====================     ====================     ==================

Ratios:
     Regulatory capital - computed                               8.51%                    8.51%                 10.58%
     Minimum capital requirement                                 1.50%                    4.00%                  8.00%
                                                 --------------------     --------------------     ------------------
Excess regulatory capital                                        7.01%                    4.51%                  2.58%
                                                 ====================     ====================     ==================

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

Bank Regulatory Directive

On April 20, 2001, the Office of Thrift Supervision (the "OTS") issued a written directive to Approved Financial Corp. (the "Company") and Approved Federal Savings Bank (the "Bank") stating that as a result of the Bank's practice of assigning loans to the Company, its holding company, it was declaring the Bank a "problem association" and in "troubled condition" and was declaring the Company in "troubled condition" as set forth in applicable laws and regulations. Additional regulatory and supervisory restrictions and requirements were contained in the letters including immediate cessation of assignments of loans from the Bank to the Company, reassignment to the Bank of loans previously assigned to the Company which have not been pledged, sold or encumbered, reimbursement to the Bank for full book value of loans assigned which have been sold or pledged by the Company (and to the extent this cannot be accomplished to develop a detailed plan to accomplish this for approval by the Regional Director of the OTS), immediate restrictions that the Bank only originate loans that meet criteria for sale to investors and that they not originate loans that would increase the dollar amount or number of loans held for yield, immediate resignation of the Chairman of the Board and the

President of the Bank, immediate efforts to obtain new senior management for the Bank, a development of a fee schedule for future charges to the Bank for services rendered by the Company subject to OTS approval and a restriction that no cash or assets be transferred from the Bank to the Company until the fee schedule is approved by the OTS. Also accompanying the directives are requirements that the Bank get prior OTS approval for new directors and officers and third-party contracts, loss of expedited status for applications and notices, restrictions on asset growth which would have a material effect on operations if not resolved, and payment of higher exams assessments and application fees. For the Company it would also involve loss of expedited status for applications and notices, prior notification of change of any director or senior executive and payment of higher exams assessment and application fees.

     The practice of inter-company loan assignments has been standard operating procedure between the Bank and the Company for several years. This operating procedure was disclosed during audits by the Company's independent public accountants and has no effect on previously audited consolidated financial statements. The Board of Directors of the Bank and the Company acknowledge and respect the authority and power of the OTS and have acted promptly to attempt to resolve this situation and are diligently working with the OTS to development and implement a Plan acceptable to the OTS for resolution and forward operating procedures. The Bank has discontinued assignments of loans, the Company has submitted a request for OTS approval of a plan for evaluating and securing new Bank management on an interim and permanent basis following the resignation of the President and Chairman of the Board of the Bank, and mortgage loan assets held by the Company that had not been sold, pledged or otherwise encumbered have been reassigned to the Bank as of April 25, 2001. Also the Company agreed to reimburse the Bank for full book value of any loans that were previously assigned but for which the Bank has not previously received full payment in cash pursuant to the directive. The Company is submitting to the OTS plans for transfer of additional assets and a plan of operation and fee allocation for services to be rendered to the Bank by the Company. The Company is working with the OTS to achieve the objectives of the OTS, the Bank and the Company.

Interest Rate Risk Management

We originate mortgage loans for sale as whole loans. We mitigate our interest rate exposure, and the related need for hedging activity, by selling most of the loans within sixty days of origination. However, we may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. Currently loans held for investment by the Bank are primarily composed of adjustable rate mortgages in order to minimize the Bank's interest rate risk exposure. However, excluding the Bank's loans held for investment the majority of loans held beyond the normal sixty-day holding period are fixed rate instruments. Since most of our borrowings have variable interest rates, we have exposure to interest rate risk. For example, if market interest rates were to rise between the time we originate the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of our fixed rate mortgage loans held for sale, we in certain cases, may enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. If the value of an interest rate hedge position decreases, offsetting an increase in the value of the hedged loans, upon settlement with the counter-party, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans. Conversely, if the value of a hedge position increases, offsetting a decrease in the value of the hedged loans, we will receive the hedge gain in cash at settlement. We believe that our current hedging strategy using Treasury rate lock contracts is an effective way to manage interest rate risk on fixed rate loans prior to sale. We may in the future enter into similar transactions with government and quasi-government agency securities in relation to our origination and sale of conforming mortgage loans or similar forward loan sale commitments concerning non-conforming mortgages. Prior to entering into any type of hedge transaction or forward loan sale commitment, we perform an analysis of the loan associated with the transaction or commitment taking into account such factors as credit quality of the loans, interest rate and term of the loans, as well as current economic market trends, in order to determine the appropriate structure and/or size of a hedge transaction or loan sale commitment that will limit our exposure to interest rate risk. We had no hedge contracts or forward commitments outstanding at March 31, 2001. We have not entered into any hedge contracts since the fourth quarter of 1997. That commitment expired during the first quarter of 1998.

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

Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101B, is required to be adopted in the fourth calendar quarter of the year 2001. Adoption of SAB 101 is not expected to have a material impact on the recognition, presentation, and disclosure of revenue.

In March 2000, the Financial Accounting Standards Board, (FASB) issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FIN 44 does not change FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). FIN 44 was effective for transactions occurring after July 1, 2000 however, the accounting must be applied prospectively to certain transactions consummated after December 15, 1998. FIN 44 did not have a material effect on the financial condition or results of operations of the Company.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of provisions of SFAS No. 125 without reconsideration. The Statement requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or repledge. The Statement includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. FAS 140 did not have a material effect on the financial condition or results of operations.

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

The majority of the loans originated are sold through loan sale strategies in an attempt to limit exposure to interest rate risk in addition to generating cash revenues. We sold, during 2000 and the first three months of 2001 approximately 97.5% of the total loans originated and funded in-house during the year ended December 31, 2000. Also, we sold, during the first three months in 2001 approximately 85.9% of loans originated and funded in-house during January and February 2001. We expect to sell the majority of our loan originations, other than loans specifically originated to hold for investment and yield, during the same twelve-month period in which they are funded in future periods. As a result, loans are held on average for less than 12 months in our portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at March 31, 2001, as anticipated, and is expected to remain negative in future periods. We have no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that we sell the majority of our loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

Our one-year gap was a negative 20.65% of total assets at March 31, 2001, as illustrated in the following table:

                                                         One Year        Two         Three to       More Than
               Description                   Total       Or Less        Years       Four Years      Four Years
Interest earning assets:
Loans held for sale (1)                     $31,715      $ 13,907      $    736       $  1,699          $15,373
Loans held for yield (1)                     15,612         6,847           362            836            7,567
Cash and other                                3,124         3,124
    interest-earning assets
                                         ----------------------------------------------------------------------

                                             50,451      $ 23,878      $  1,098       $  2,535          $22,940
                                                     ==========================================================

Allowance for loan losses                    (1,489)
Premises and equipment, net                   5,218
Other                                        10,183
                                         ----------

Total assets                                $64,363
                                         ==========

Interest-bearing liabilities:
Revolving warehouse lines                   $ 4,913         4,913
FDIC - insured deposits                      36,903        27,257         6,081          3,565                0
FDIC - insured money market account           3,380         3,380
Other interest-bearing                        7,987         1,621           837          3,196            2,333
      liabilities
                                         ----------------------------------------------------------------------
                                             53,183      $ 37,171      $  6,918       $  6,761          $ 2,333
                                                     ==========================================================


Non-interest-bearing liabilities              3,809
                                         ----------
Total liabilities                            56,992
Shareholders' equity                          7,371
                                         ----------

Total liabilities and equity                $64,363
                                         ==========


Maturity/repricing gap                                   $(13,293)     $ (5,820)      $ (4,226)         $20,607
                                                     ==========================================================

Cumulative gap                                           $(13,293)     $(19,113)      $(23,339)         $(2,732)
                                                     ==========================================================


As percent of total assets                                 (20.65)%      (29.70)%       (36.26)%          (4.24)%

Ratio of cumulative interest earning                         0.64          0.57           0.54             0.95
   Assets to cumulative interest bearing
    liabilities
===============================================================================================================

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of our market risks is the above gap table. The gap table shows that the one-year gap was a negative 20.65% of total assets at March 31, 2001. We originate fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of March 31, 2001, 48.5% of the principal on the loans was expected to be received more than four years from that date. However, our activities are financed with short-term loans and credit lines, 69.9% of which reprice within one year of March 31, 2001. We attempt to limit our interest rate risk by selling a majority of the fixed rate loans that we originate. If our ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, we could be subject to substantial interest rate risk.

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

Asset Quality

The following table summarizes all of our delinquent loans at March 31,2001 and December 31, 2000:

(in thousands)

                                                   2001                2000
                                                 --------            --------

Delinquent 31 to 60 days                         $  1,059            $    362
Delinquent 61 to 90 days                              262                 164
Delinquent 91 to 120 days                             295                 354
Delinquent 121 days or more                           834                 955
                                                 --------            --------

Total delinquent loans (1)                       $  2,450            $  1,835
                                                 ========            ========

Total loans receivable outstanding, gross        $ 47,752            $ 38,602
                                                 ========            ========

Delinquent loans as a percentage of
  total loans outstanding:
Delinquent 31 to 60 days                             2.22%                .94%
Delinquent 61 to 90 days                              .55                0.42
Delinquent 91 to 120 days                             .62                0.92
Delinquent 121 days or more                          1.74                2.47
                                                 --------            --------

Total delinquent loans as a percentage
   of total loans outstanding                        5.13%               4.75%
                                                 --------            --------
Reserve as a % of delinquent loans                   60.7%               80.6%
                                                 ========            ========

_____________
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 31 days or more past due. Interest on loans held for investment by the Bank is accrued until the loans become 90 days or more past due. Non-accrual loans were $1.4 million and $1.5 million at March 31, 2001 and December 31, 2000 respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $7,000 and $148,000 for the three months ended March 31, 2001 and the year ended December 31, 2000, respectively. The amount of interest income on the non-accrual loans, that was included in net income for the three months ended March 31, 2001 and the year ended December 31, 2000 was $19,000 and $95,000, respectively.

Loans delinquent 31 days or more as a percentage of total loans outstanding increased to 5.13% at March 31, 2001 from 4.75% at December 31, 2000.

At March 31, 2001 and December 31, 2000 the recorded investment in loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $1.1 million and $1.3 million, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2001 and the year ended December 31, 2000 was approximately $1.0 million and $1.9 million, respectively.

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

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 2001                 APPROVED FINANCIAL CORP.
      ------------

                                   By:   /s/ Allen D. Wykle
                                       -----------------------------------------
                                         Allen D. Wykle,
                                               Chairman, President, and Chief
                                               Executive Officer

                                         /s/ Eric S. Yeakel
                                   By: -----------------------------------------
                                         Eric S. Yeakel,
                                               Its Treasurer and Chief Financial
                                               Officer