Form 10-Q
period 2001-06-30
APPROVED FINANCIAL CORP
filed 2001-08-14
CIK 1053924

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q
                                    ---------

X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
-
     1934 for the quarterly period ended June 30, 2001.
- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
                                        ---    ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2001: 5,482,114 shares

                            APPROVED FINANCIAL CORP.


INDEX

PART I.     FINANCIAL INFORMATION                                       Page

Item 1.     Financial Statements

            Consolidated Balance Sheets as of
            June 30, 2001 and December 31, 2000                            4

            Consolidated Statements of Income (Loss) and Comprehensive
            Loss for the three months ended June 30, 2001
            and 2000.                                                      5

            Consolidated Statements of  Income (Loss) and Comprehensive
            Loss for the six months ended June 30, 2001
            and 2000.                                                      6

            Consolidated Statements of Cash Flows for
            the six months ended June 30, 2001
            and 2000.                                                      7

            Notes to Consolidated Financial Statements                     9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 15

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                   35

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             41

Item 2.     Changes in Securities                                         41

Item 3.     Defaults Upon Senior Securities                               41

Item 4.     Submission of Matters to a Vote of Security Holders           41

Item 5.     Other Information                                             41

Item 6.     Exhibits and Reports on Form 8-K                              41

                       PART I .    FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

       ASSETS                                              2001          2000
                                                        ---------      --------

 Cash                                                     $12,813       $ 7,597
 Mortgage loans held for sale, net                         46,639        22,438
 Mortgage loans held for yield, net                        12,075        14,274
 Real estate owned, net                                       775         1,151
 Investments                                                1,056         2,847
 Deferred tax asset, net                                    3,316         3,504
 Income tax receivable                                        443             -
 Premises and equipment, net                                4,879         5,408
 Goodwill, net                                                 79           983
 Loan Sale Receivable                                       1,258             -
 Other assets                                               1,886         1,617
                                                        ---------      --------

  Total assets                                            $85,219       $59,819
                                                        =========      ========

LIABILITIES AND EQUITY

Liabilities:
 Revolving warehouse loan                                 $ 3,284       $ 1,694
 FHLB bank advances and line of credit                          -         3,000
 Mortgage notes payable                                     2,190         2,529
 Notes payable-related parties                              2,670         2,818
 Certificate of indebtedness                                2,187         2,043
 Certificates of deposits                                  63,129        34,432
 Money market account                                       2,799         3,926
 Accrued and other liabilities                              1,382         1,366
                                                        ---------      --------

 Total liabilities                                         77,641        51,808
                                                        ---------      --------

Commitments and contingencies                                   -             -

Shareholders' equity:
 Preferred stock series A, $10 par value;                       1             1
   Noncumulative, voting:
     Authorized shares - 100
      Issued and outstanding shares - 90
 Common stock, par value - $1                               5,482         5,482
     Authorized shares - 40,000,000
      Issued and outstanding shares - 5,482,114
  Accumulated other comprehensive loss                         (3)          (12)
  Additional capital                                          552           552
  Retained earnings                                         1,546         1,988
                                                        ---------      --------

  Total equity                                              7,578         8,011
                                                        ---------      --------

    Total liabilities and equity                          $85,219       $59,819
                                                        =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) for the three months ended June 30, 2001 and 2000
(In thousands, except per share amounts)

                                                          2001         2000
Revenue:
     Gain on sale of loans                               $5,179      $ 2,502
     Interest income                                      1,618        1,317
     Broker fee income                                      232          719
     Other fees and income                                  710          478
                                                        -------     --------
                                                          7,739        5,016
                                                        -------     --------

Expenses:
     Compensation and related                             2,777        3,089
     General and administrative                           1,426        1,534
     Write down of goodwill                                 845            -
     Write down of fixed assets                             106            -
     Advertising expense                                    123          318
     Loan production expense                                690          274
     Interest expense                                     1,122          959
     Unrealized loss on loans held for sale                 245            -
     Provision for loan and foreclosed property losses       76           92
                                                        -------     --------
                                                          7,410        6,266
                                                        -------     --------

          Income (loss) before income taxes                 329       (1,250)

     Provision for (benefit from) income taxes              124         (472)
                                                        -------     --------

          Net income (loss)                                 205         (778)

Other comprehensive income, net of tax:
  Unrealized gain on securities:
    Unrealized holding gain during period                     2           (6)
                                                        -------     --------

Comprehensive income (loss)                              $  207      $  (784)
                                                        =======     ========

Net income (loss) per share:
          Basic and Diluted                              $ 0.04      $ (0.14)
                                                        =======     ========


Weighted average shares outstanding:
          Basic and Diluted                               5,482        5,482
                                                        =======     ========


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME (LOSS) for the six months ended June 30, 2001 and 2000
(In thousands, except per share amounts)

                                                            2001          2000
Revenue:
     Gain on sale of loans                               $ 7,956       $ 6,428
     Interest income                                       2,871         2,901
     Broker fee income                                       431         1,356
     Other fees and income                                 1,170         1,043
                                                        --------      --------
                                                          12,428        11,728
                                                        --------      --------

Expenses:
     Compensation and related                              5,469         6,222
     General and administrative                            2,830         3,326
     Write down of goodwill                                  845             -
     Write down of fixed assets                              106             -
     Advertising expense                                     405           655
     Loan production expense                               1,038           640
     Interest expense                                      1,997         2,081
     Unrealized loss on loans held for sale                  245             -
     Provision for loan and foreclosed property losses       188           147
                                                        --------      --------
                                                          13,123        13,071
                                                        --------      --------

          Loss before income taxes                          (695)       (1,343)

     Benefit from income taxes                              (254)         (505)
                                                        --------      --------

          Net loss                                          (441)         (838)

Other comprehensive income, net of tax:
  Unrealized gain on securities:
    Unrealized holding gain during period                      9            (6)
                                                        --------      --------

Comprehensive loss                                       $  (432)      $  (844)
                                                        ========      ========

Net loss per share:
          Basic and Diluted                              $ (0.08)      $ (0.15)
                                                        ========      ========


Weighted average shares outstanding:
          Basic and Diluted                                5,482         5,482
                                                        ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2001 and 2000
(In thousands)

                                                             2001        2000
                                                         ----------  ----------

Operating activities
     Net loss                                            $    (441)  $    (838)
     Adjustments to reconcile net loss to net
      cash (used in) provided by operating activities:
          Depreciation of premises and equipment               330         382
          Amortization of goodwill                              58          69
          Provision for loan losses                            114         (44)
          Provision for losses on real estate owned             73         191
          Unrealized loss on loans held for sale               245           -
          Deferred tax expense                                 188         (19)
          Proceeds from sale and prepayments of loans      190,786     159,037
          Originations of loans, net                      (205,455)   (123,518)
          Loss on sale/disposal of fixed assets                  1           -
          Loss on write down of goodwill                       845           -
          Loss on write down of fixed assets                   106
          Gain on sale of loans                             (7,956)     (6,428)
          Changes in assets and liabilities:
            Loan sale receivable                            (1,254)          3
            Income tax receivable                             (443)
            Other assets                                      (273)        328
            Accrued and other liabilities                       15        (753)
            Income tax payable                                   -       4,379
            Loan proceeds payable                                -           0
                                                         ----------  ----------
Net cash (used in) provided by operating activities        (23,061)     32,789


Cash flows from investing activities:
     Sales of securities                                         -         115
     Sales of ARM fund shares                                2,311           -
     Purchase of premises and equipment                        (72)        (94)
     Sales of premises and equipment                           166          75
     Sales of real estate owned                                664       1,361
     Real estate owned capital improvements                    (97)        (93)
     Purchases of ARM fund shares                              (46)        (65)
     Purchases of FHLB stock                                  (467)       (297)
                                                         ----------  ----------

Net cash provided by investing activities                    2,459       1,002



                             Continued on Next Page

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued for the six months ended June 30, 2001 and 2000
(In thousands)

                                                           2001          2000
                                                         --------      --------

Cash flows from financing activities:
     Borrowings - warehouse                              $ 28,797      $ 29,111
     Repayments of borrowings - warehouse                 (27,206)      (46,454)
     FHLB and LOC advances (repayments),net                (3,000)       (4,648)
     Principal payments on mortgage notes payable            (339)          (43)
     Net increase (decrease) in:
       Notes payable                                         (148)          (96)
       Certificates of indebtedness                           143           (88)
       Certificates of deposit                             28,697       (14,805)
       FDIC-insured money market account                   (1,126)        1,676
                                                         --------      --------


Net cash provided by (used in) financing activities        25,818       (35,347)
                                                         --------      --------

Net increase (decrease) in cash                             5,216        (1,556)

Cash at beginning of period                                 7,597        10,656
                                                         --------      --------

       Cash at end of period                             $ 12,813      $  9,100
                                                         ========      ========


Supplemental cash flow information:
     Cash paid for interest                              $    831      $  1,964

Supplemental non-cash information:
     Loan balances transferred to real estate            $    175      $    838
       owned




The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the six months ended June 30, 2001 and 2000

Note 1. Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation ("Approved" or "AFC"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with borrowers ("retail" and "direct"). Approved has two wholly owned subsidiaries through which it originates residential mortgages: Approved Federal Savings Bank (the "Bank" or "AFSB") is a federally chartered thrift institution with broker operations in fifteen states and three retail offices as of June 30, 2001; and Approved Residential Mortgage, Inc. ("ARMI"). Approved has a third wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offers other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers. On April 1, 2000 the Company, as part of its expense reduction initiatives, transferred all assets of Mortgage One Financial Corporation ("MOFC") d/b/a ConsumerOne Financial ("ConsumerOne"), a wholly owned subsidiary of Approved, to the Bank.

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

Loans held for sale: Loans held for sale, that were originated less than 90 days before the balance sheet date are carried at the lower of aggregate cost or market value. Loans, which are held for sale, that were originated greater than 90 days before the balance sheet date are evaluated on a loan by loan basis and carried at the lower of cost or market. The market value is determined by current investor yield requirements.

Loans held for yield: Loans are stated at the amount of unpaid principal less net deferred fees and an allowance for loan losses. Interest on loans is accrued and credited to income based upon the principal amount outstanding. Fees collected and costs incurred in connection with loan originations are deferred and recognized over the term of the loan.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the six months ended June 30, 2001 and 2000

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the six months ended June 30, 2001 and 2000

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

Income taxes: Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates. The Company established a $0.9 million valuation allowance for future unrealizable benefits for the deferred tax asset. The valuation allowance is based upon an assessment by management of future taxable income and its relationship to realizability of deferred tax assets. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share: The Company computes "basic earnings per share" by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted earnings per share" reflects the effect of all potentially dilutive potential common shares such as stock options and warrants and convertible securities.

Comprehensive Income: The Company classifies items of other comprehensive income/(loss) by their nature in a financial statement and displays the accumulated balance of other comprehensive income/ (loss) separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. The only item the Company has in comprehensive income/(loss) for the six month periods ended June 30, 2001 and 2000, is an unrealized holding gain (loss) on securities, net of deferred taxes.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the six months ended June 30, 2001 and 2000

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Liquidity: The Company finances its operating cash requirements primarily through certificates of deposit, warehouse credit facilities, and other borrowings. Borrowings were 89.5% of total assets at June 30, 2001 compared to 84.3% at December 31, 2000.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the six months ended June 30, 2001 and 2000

Note 1. Organization and Summary of Significant Accounting Policies, continued:

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. The Statement requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or repledge. The Statement includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 did not have a material effect on financial condition or results of operation of the Company.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Statement No. 141, Business Combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interests method of accounting was prohibited after this time. Statement 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill, and it requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). This Statement is not expected to have a material impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. The statement also requires that goodwill be allocated at the reporting unit level. This Statement is effective for years beginning after December 15, 2001. The Company will be required to discontinue amortization of goodwill as of January 1, 2002, and intends to complete an analysis of goodwill by reporting unit and an initial impairment test by the end of 2001. Since this analysis has not been completed, the Company cannot assess the impact on the financial statements at this time. Statement 142 also contains provisions related to intangible assets other than goodwill. However, the Company currently has no intangible assets other than goodwill in its continuing operations.

Note 2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 3.  Significant Second Quarter Events:

In the second quarter 2001, the Company recorded a charge of $0.8 million for the write off of goodwill related to the 1998 acquisition of Mortgage One Financial Corp. ("MOFC, Inc.") and the goodwill related to the only remaining office of Armada Residential Mortgage, LLC which was liquidated and dissolved in 1997. These retail offices were closed in May 2001 and resulted in the write off of the goodwill.

Also, in the second quarter of 2001, the Company recorded a charge of $0.1 million for the write down of the Company's old corporate headquarters building to market value. The Company entered into a Purchase Agreement in July 2001 to sell the building for a purchase price of $750,000. The transaction for the sale of the building is tentatively scheduled to close in September of 2001.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis of the financial condition and results of operations, for the six months ended June 30, 2001 and 2000 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

General

Approved Financial Corp. ("Approved" or "AFC") is a diversified financial services company with subsidiaries operating throughout the United States. We are a Virginia-chartered financial institution, principally involved in originating, purchasing, servicing and selling loans secured primarily by first and junior liens on owner-occupied, one- to four-family residential properties. We offer through our subsidiaries both fixed-rate and adjustable-rate loans for debt consolidation, home improvements and other purposes serving both conforming and non-conforming borrowers.

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

We continue to explore a variety of opportunities to broaden product offerings, increase revenues and reduce operating expenses. To achieve these goals, we may consider various technologies and electronic commerce initiatives, strategic relationships with other financial institutions or related companies, or entering into new lines of business such as the origination and servicing of loans insured by the Small Business Administration. We cannot assure you that we will engage in any of the activities.

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

Our business strategy is dependent upon our ability to identify and emphasize lending related activities that will provide us with the most economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms, retain qualified employees to implement our plans, profitably sell our loans on a regular basis and to expand in the face of increasing competition. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which could adversely affect our results of operations and financial condition.

Results of Operations

Results of Operations for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000.

Net Income (Loss)

For the three months ended June 30, 2001 we reported net income of $0.2 million compared to a loss of $0.8 million for the three months ended June 30, 2000.
For the six month period ended June 30, 2001 we reported a net loss of $0.4 million compared to a $0.8 million loss in 2000. On a per share basis, the net income for the three months ended June 30, 2001 was $0.04 compared to a net loss of $0.14 for the same period in 2000. On a per share basis the net loss for the six months ended June 30, 2001 was $0.08 compared to $0.15 for 2000.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for our broker and retail divisions for the six months ended June 30, 2001 and 2000. Additionally, the retail branches originate mortgages that are funded through other lenders ("brokered loans"). Brokered loans consist primarily of non-conforming mortgages that do not meet our underwriting criteria and conforming loans.



                                                            Three Months Ended            Six Months Ended
(dollars in millions)                                             June 30,                     June 30,
                                                            2001          2000          2001          2000
                                                          -----------------------------------------------------
Dollar Volume of Loans Originated:
       Broker                                             $ 101.5       $  29.8      $ 146.7         $  70.0
       Retail  funded through other lenders                   6.4          13.3         11.0            27.0
       Retail  funded in-house non-conforming                 3.8          12.7          8.8            31.0
       Retail  funded in-house conforming and government     28.0          12.0         49.9            22.5
                                                          -----------------------------------------------------

       Total                                              $ 139.7       $  67.8      $ 216.4         $ 150.5
                                                          =====================================================

Number of Loans Originated:
       Broker                                                 908           420        1,409             960
       Retail  funded through other lenders                    49           208          108             386
       Retail  funded in-house non-conforming                  62           199          136             459
       Retail  funded in-house conforming and government      211           123          383             215
                                                          -----------------------------------------------------

       Total                                                1,230           950        2,036           2,020
                                                          =====================================================

The dollar volume of loans, originated in the three and six months ended June 30, 2001 (including retail loans brokered to other lenders) increased 106.0% and 43.8% when compared to the same period in 2000. The increase in loan originations is primarily attributed to new products available in the secondary market.

The dollar volume of loans funded in-house increased 144.6% and 66.3% in the three and six months ended June 30, 2001 compared to the same period in 2000, primarily due to our initiative to reduce the amount of retail loans brokered to other lenders and the new products available in the secondary market. Brokered loans generated by the retail division were $6.4 million and $11.0 million during the three and six months ended June 30, 2001, which was a 51.9% and 59.3% decrease for the three and six months ended June 30, 2001 compared to $13.3 and $27.0 million during the same period in 2000.

The decrease in retail loan origination centers resulted in a 13.4% decrease in our retail loan volume including retail loans brokered to other lenders for the six months ended June 30, 2001 when compared to the same period in 2000.

The volume of loans originated through our wholesale division, which originates loans through referrals from a network of mortgage brokers increased 240% and 110% to $101.5 million and $146.7 million for the three and six months ended June 30, 2001, compared to $29.8 million and $70.0 million for the same period in 2000. The increase was primarily the result of the addition of a wholesale operation in the western portion of the United States, a decline in the number of competitors in the non-conforming marketplace, and an expanded product line. The western division, which was launched in the fourth quarter of 2000, originated $34.2 million and $45.6 million in non-conforming loans for the three and six month periods ended June 30, 2001. The Western division originated loans in of CA, CO, UT, NV, WA and AZ during the six months ending June 30, 2001.

In July 2001, our largest investor during the year 2001 notified us of their decision to exit the correspondent non-conforming mortgage business and informed us that they would no longer purchase the Company's loans after July 25, 2001. The loss of this investor for loan sales may adversely affect loan originations in subsequent quarters unless a new investor relationship is secured to fill the mortgage product niche previously created by this exiting investor. The Company sold 47.8% of our loan originations to this investor for the six months ended June 30, 2001. However, we are actively seeking new investors and currently have selling agreements with 22 different investors.

Average fees paid for services rendered on mortgage broker referral originations for the three and six months ended June 30, 2001 was 64 and 65 basis points compared to 43 basis points for the three and six months ended June 30, 2000.

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

Nonconforming loan sales totaled $92.3 and $136.2 million including loans owned in excess of 180 days ("seasoned loans") for the three and six months ended June 30, 2001, compared to $42.4 and $126.6 million for the same period in 2000.

For the three and six month period ended June 30, 2001, we sold $0.7 and $1.2 million of seasoned loans, at a weighted average discount to par value of 5.3% and 5.4%. The loss was fully reserved for in prior periods. For the three and six months ended June 30, 2000, we did not sell any seasoned loans at a discount.

Conforming and government loan sales were $26.2 and $44.5 million for the three and six months ended June 30, 2001, compared to $12.8 and $23.5 million for the three and six months ended June 30, 2000.

The combined gain on the sale of loans was $5.2 and $8.0 million for the three and six months ended June 30, 2001, which compares with $2.5 and $6.4 million for the same period in 2000. The increase in the combined gain on sale of loans was primarily the result of an increase in the volume of loans sold Gain on the sale of mortgage loans represented 66.9% and 64.0% of total revenue for the three and six months ended June 30, 2001, compared to 49.9% and 54.8% of total revenue for the same period in 2000. This was primarily a result of our initiative to decrease brokered loans, revenues from which are reported in other income, and to increase the percentage of retail loan originations funded in-house, revenues from which are reported in gain on sale of loans.

The weighted-average premium, realized on non-conforming loan sales was 4.21% and 4.15% (excluding seasoned loans), during the three and six months ended June 30, 2001, compared to 3.13% and 2.92% for the same periods in 2000. The weighted-average premium realized on its conforming and government loans sales was 1.40% and 1.55% during the three and six months ended June 30, 2001, compared to 1.33% and 1.15% for the three and six months ended June 30, 2000.

We have never used securitization as a loan sale strategy. However, the whole-loan sale marketplace for non-conforming mortgage loans was impacted by changes that affected companies who previously used this loan sale strategy. Excessive competition during 1998 and 1999 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool and an assumption for loan losses. The increased prepayment speeds as well as the magnitude of loan losses experienced in the industry were greater than the assumptions previously used by many securitization issuers and have resulted in impairment or write down of Asset values for several companies in the industry. Additionally, in September of 1998, due to the Russian crisis, and again in the fourth quarter of 1999, due to Y2K concerns, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many of these companies have experienced terminal liquidity problems and others have diverted to whole loan sale strategies in order to generate cash. This shift has materially decreased the demand for and increased the supply of non-conforming mortgage loans in the secondary marketplace, which resulted in significantly lower premiums on non-conforming whole-loan mortgage sales beginning in the fourth quarter of 1998 and continuing throughout the third quarter 2000 when compared to earlier periods.

We defer recognizing income from the loan origination fees we receive at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from our retail lending division. Origination fee income included in the gain on sale of loans for the three and six months ended June 30, 2001 was $1.0 and $1.8 million, compared to $1.1 and $2.8 million for the three and six months ended June 30, 2000. The decrease is the result of a decrease in the volume of loans sold, which were generated by our retail division. Our non-conforming retail loan sales for the three and six months ended June 30, 2001 comprised 9.3% and

12.2% of total non-conforming loan sales, with average loan origination fee income earned of 4.8% and 4.5%. For the three and six months ended June 30, 2000, non-conforming retail loan sales were 35.3% and 33.9% of total non-conforming loan sales with average origination fee income of 4.5% and 4.85%. Average origination fee income from conforming and government loans was 2.25% and 2.26% for the three and six months ended June 30, 2001 compared to 3.09% and 3.12% for the three and six months ended June 30, 2000. Miscellaneous investor fees associated with loan sales were approximately 4 basis points for the three and six months ended June 30, 2001 compared to 12 and 20 basis points for the three and six months ended June 30, 2000.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold.

Interest Income and Expense


Interest income for the three and six months ended June 30, 2001 was $1.6 and $2.9 million compared with $1.3 and $2.9 million for the same periods ended in 2000. The increase in interest income for the three months ended June 30, 2001 was due to a higher average balance of loans held for sale.

Interest expense for the three and six months ended June 30, 2001 was $1.1 and $2.0 million compared with $0.9 and $2.1 million for the three and six months ended June 30, 2000. The increase in interest expense for the three months ended June 30, 2001, was the direct result of an increase in the average balance of interest bearing liabilities and the average yield on interest bearing deposits.

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

The following tables reflect the average yields earned and rates paid during the six months ended June 30, 2001 and 2000. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)                                  June 30, 2001                          June 30, 2000
                                   -----------------------------------------------------------------------------
                                      Average                   Average       Average                   Average
                                      Balance     Interest    Yield/Rate      Balance     Interest    Yield/Rate
                                   -----------------------------------------------------------------------------
Interest-earning assets:
     Loan receivable (1)              $53,506       $2,731         10.21%     $46,820       $2,548         10.88%
     Cash and other interest-
         Earning assets                 9,316          140          3.02       14,400          353          4.90
                                   ----------       ------         ------     -------       ------         ------
                                       62,822        2,871          9.14%      61,220        2,901          9.48%
                                                    ------         ------                   ------         ------

Non-interest-earning assets:
     Allowance for loan losses         (1,445)                                 (1,315)
     Premises and equipment, net        5,227                                   5,934
     Other                              7,814                                  10,424
                                   ----------                                 -------

     Total assets                     $74,418                                 $76,263
                                   ==========                                 =======


Interest-bearing liabilities:
     Revolving warehouse lines        $ 4,169          157          7.50%     $ 6,113          212          6.94%
     FDIC - insured deposits           45,738        1,362          5.96       48,449        1,439          5.94
     Other interest-bearing
         liabilities                   12,777          478          7.48        8,596          430         10.01
                                   ----------       ------         ------     -------       ------         ------
                                       62,684        1,997          6.37%      63,158        2,081          6.59%
                                                    ------         ------                   ------         ------

Non-interest-bearing liabilities        4,344                                   2,160
                                   ----------                                 -------

     Total liabilities                 67,028                                  65,318

Shareholders' equity                    7,390                                  10,945
                                   ----------                                 -------

     Total liabilities and equity     $74,418                                 $76,263
                                   ==========                                 =======

Average dollar difference between
    Interest-earning assets and
     interest-
    bearing liabilities               $   138                                 $(1,938)
                                   ==========                                 =======

Net interest income                                 $  874                                  $  820
                                                    ======                                  ======

Interest rate spread (2)                                            2.77%                                   2.89%
                                                                   ======                                  ======

Net annualized yield on average
    Interest-earning assets                                         2.78%                                   2.68%
                                                                   ======                                  ======

(1)  Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the increase of $0.05 million in net interest income for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was primarily the result of a decrease in the average balance on interest-earning assets.

($ in thousands)

                                         2001 Versus 2000

                                     Increase (Decrease) due to:
                                    Volume      Rate        Total
                                  ---------    ------     -------
Interest-earning assets:
  Loans receivable                    $ 324     $(140)      $ 184
  Cash and other interest-
      earning assets                   (102)     (111)       (213)
                                  ---------    ------     -------
                                        222      (251)        (29)
                                  ---------    ------     -------

Interest-bearing liabilities:
  Revolving warehouse lines             (43)      (12)        (55)
  FDIC-insured deposits                 (81)        5         (76)
  Other interest-
     bearing liabilities                100       (52)         48
                                  ---------    ------     -------
                                        (24)      (59)        (83)
                                  ---------    ------     -------

Net interest expense                  $ 246     $(192)      $  54
                                  =========    ======     =======


Broker Fee Income

In addition to net interest income (expense), and gain on sale of loans, we derive income from origination fees earned on brokered loans generated by our retail offices. For the three and six months ended June 30, 2001, broker fee income totaled $0.2 and $0.4 million compared to $0.7 and $1.4 million for the same period in 2000. The decrease was primarily the result of a decrease in brokered loan volume.

Other Income

In addition to net interest income (expense), and gain on sale of loans, and broker fee income we derive income from other fees earned on the loans funded such as underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. Revenues associated with the financial products marketed by Approved Financial Solutions are also recorded in other income. For the three and six months ended June 30, 2001, other income totaled $0.7 and $1.2 million compared to $0.5 and $1.0 million for the same period in 2000. The increase in other income was primarily the result of increases in underwriting fee income due to the increase in loans originated.

Comprehensive Income/Loss

For the three and six months ended June 30, 2001 we had other comprehensive income of $2,000 and $9,000 in the form of unrealized holding gains/losses on an Asset Management Fund investment. For the three and six months ended June 30, 2000, we had other comprehensive losses of $6,000.


Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $0.3 and $0.8 million to $2.8 and $5.5 million for the three and six months ended June 30, 2001 compared to the same period in 2000. The decrease was directly attributable to a decrease in the number of employees. For the three and six months ended June 30, 2001, salary expense decreased by $0.3 and $1.0 million when compared to the same period in 2000. The decrease was caused by a lower average number of employees related to our cost cutting initiative. For the three and six months ended June 30, 2001, the average full time equivalent employee count was 167 and 185 compared to 249 and 266 for the three and six months ended June 30, 2000. The payroll and related benefits increased $0.2 million for the six months ended June 30, 2001 when compared to the same period in 2000. The increase was caused by an increase in the health insurance claims paid of $0.2 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. We are self insured and claims paid can vary from quarter to quarter based upon the medical needs of the employees.


General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as advertising, rent, postage, printing, general insurance, travel and entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the three and six months ended June 30, 2001 decreased by $0.1 and $0.5 million to $1.4 and $2.8 million, compared to the three and six months ended June 30, 2000. The decrease was the result of a reduction in retail loan origination offices, a decline in our employee count, and our cost cutting initiative.


Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, and payment of fees to mortgage brokers, for services rendered on loan originations, and verification of mortgages. Loan production expenses for the three and six months ended June 30, 2001 were $0.7 and $1.0 million compared to $0.3 and $0.6 million for the three and six months ended June 30, 2000. The increase was primarily the result of an increase in fees paid to brokers for services rendered, which resulted from an increase in non- conforming loans sold for the three and six months ended June 30, 2001.


Advertising Expense

Advertising expenses are comprised of newspaper advertising, yellow page advertising, postage and printing associated with mailers, the purchase of telemarketing lists, and marketing supplies for trade shows. Advertising expenses for the three and six month periods ended June 30, 2001 were $0.1 and $0.4 million compared to $0.3 and $0.7 million for the three and six month periods ended June 30, 2001. The decrease was the result of the reduction in retail loan origination offices.

Write Down of Goodwill

Goodwill related to the 1998 purchase of MOFC, Inc. d/b/a ConsumerOne Financial and the remaining goodwill for Armada Residential Mortgage LLC was written off due to the closure of the retail branches. The total write down for the three and six month periods ended June 30, 2001 was $0.8 million. (See Note 3)


Write Down of Fixed Assets

In the second quarter 2001, we wrote down our old home office building to market value based on a purchase agreement that was signed in July with a purchase price of $750,000. The total charge taken in the second quarter was $0.1 million. (See Note 3)


Unrealized Loss on Loans Held for Sale

A valuation allowance on loans held for sale was created in the second quarter 2001, which resulted in a charge of $0.2 million. Loans originated greater than 90 days ago at June 30, 2001 were evaluated and written down to market value based on current market conditions. Prior to the second quarter 2001 all loans originated greater than 90 days prior to the balance sheet date were classified as held for yield with a corresponding allowance for loan losses.


Provision for Loan Losses

The following table presents the activity in the allowance for loan losses and selected loan loss data for the six months ended June 30, 2001 and the year ended December 31, 2000:

(In thousands)

                                                       2001          2000
                                                     -------       -------
Balance at beginning of year                         $ 1,479       $ 1,382
Provision charged to expense                             114           639
Loans charged off                                       (238)       (1,086)
Recoveries of loans previously charged off                31           544
                                                     -------      --------

Balance at end of period                             $ 1,386       $ 1,479
                                                     =======      ========
Loans receivable at the end of period, gross         $60,649       $38,601
      of allowance for losses and deferred fees

Ratio of allowance for loan losses to gross             2.29%         3.83%
      loans receivable at the end of period


The provision for loan losses was $0.1 million for the six months ended June 30, 2001 compared to $0.04 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, there was a decrease in the allowance for loan losses based upon management's assessment of credit risk of loans held for yield. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off, are accounted for in the allowance for loan losses.

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


Provision for Foreclosed Property Losses

The provision for foreclosed property losses was $0.07 million for the six months ended June 30, 2001 compared to $0.5 million for the year ended December 31, 2000. We increased our provision for foreclosed property losses by $73,000 for the six months ended June 30, 2001 compared to an increase of $191,000 for the six months ended June 30, 2000.

Sales of real estate owned yielded net losses of $198,000 for the six months ended June 30, 2001 versus $452,000 for the six months ended June 30, 2000.

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the six months ended June 30, 2001 and the year ended December 31, 2000:

(in thousands)


                                                          2001         2000
                                                       -------     --------

Balance at beginning of year                            $  376       $  717
Provision charged to expense                                73          451
Loss on sale of foreclosures                              (198)        (792)
                                                       -------     --------

Balance at end of period                                $  251       $  376
                                                       =======     ========

Real estate owned at the end of period, gross           $1,027       $1,528
      of allowance for losses

Ratio of allowance for foreclosed property losses        24.44%       24.67%
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


Financial Condition at June 30, 2001 and December 31, 2000

Assets

The total assets were $85.2 million at June 30, 2001 compared to total assets of $59.8 million at December 31, 2000.

Cash and cash equivalents increased by $5.2 million to $12.8 million at June 30, 2001, from $7.6 million at December 31, 2000. The principal reason for the increase for the period ending June 30,2001 was the receipt of proceeds from loan sales in the final week of June 2001. These proceeds are used to fund new loans in July 2001.

Net mortgage loans receivable increased by $22.0 million to $58.7 million at June 30, 2001. The 59.9% increase in the 2001 is primarily due to originating more loans than were sold during the first six months of 2001. We generally sell loans within sixty days of origination.

Real estate owned ("REO") decreased by $0.4 million to $0.8 million at June 30, 2001. The 32.7% decrease in REO resulted from the sale of $0.9 million in REO properties compared to additions of $0.3 million to REO during the six months ended June 30, 2001.

Investments decreased by $1.8 million to $1.1 million at June 30, 2001. The 62.9% decrease is primarily due to the sale of shares in the Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio and was used to fund our increased loan originations in the second quarter 2001. The investments consist of FHLB stock owned by the Bank.

Premises and equipment decreased by $0.5 million to $4.9 million at June 30, 2001. The decrease is due to the $0.1 million write down of our previous home office building to market value, the sale of the corporate condominium, the disposal of furniture and equipment from retail loan offices closed in the six months ending June 30, 2001 and depreciation of assets.

Goodwill (net) decreased by $0.9 million to $0.08 million at June 30, 2001. The decrease is primarily due to the write down of goodwill related to retail loan origination offices closed in the six month period ending June 30, 2001 and the amortization of the intangible asset.

The deferred tax asset decreased by $0.2 million to $3.3 million at June 30, 2001. The decrease is primarily related to an increase in the timing difference between book and tax income for the write off of Goodwill. Based upon management's expectation of sufficient taxable income and the reversal of the timing differences, management believes that it is more likely than not that the Company will realize the net amount of the deferred tax asset. However, there can be no assurances that the Company will generate taxable income in any future period. The remainder of the decrease relates to changes in timing differences of the deferred tax asset.

Income tax receivable increased by $0.4 million based on a refund due from the federal government which resulted during an IRS audit of the Company's prior year tax returns.

At June 30, 2001 we completed a loan sale with an investor, however the funds were not received until July 2001. This created a loan sale receivable of $1.3 million at June 30, 2001.

Other assets increased by $0.3 million to $1.9 million at June 30, 2001. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets. The primary reason for the increase is due to an increase accrued interest receivable, which was due to higher average loans held for sale at June 30, 2001.


Liabilities

Outstanding balances for our revolving warehouse loans increased by $1.6 million to $3.3 million at June 30, 2001. The increase in 2001 was primarily attributable to the $22.0 million increase in loans receivable.

The Bank's deposits totaled $63.1 million at June 30, 2001 compared to $34.4 million at December 31, 2000. The Savings Bank increased its deposits in the second quarter in order to fund the increase in loan originations. Of the certificate accounts on hand as of June 30, 2001, a total of $52.1 million was scheduled to mature in the twelve-month period ending June 30, 2002.

During the six month period ended June 30, 2001, we received $2.8 million in money market deposits through an arrangement with a local NYSE member broker/dealer compared to $3.9 million at December 31, 2000.

As of June 30, 2001, the Bank had no outstanding balance on its Federal Home Loan Bank (FHLB) line compared to $3.0 million at December 31, 2000.

Promissory notes and certificates of indebtedness totaled $4.9 million at June 30, 2001 compared to $4.9 million at December 31, 2000. During the six months ended June 30, 2001 and the years of 2000 and 1999, we were not soliciting new promissory notes or certificates of indebtedness. We have utilized promissory notes and certificates of indebtedness, which are subordinated to our warehouse lines of credit, to help fund operations since 1984. Promissory notes outstanding carry terms of one to five years and interest rates between 8.00% and 10.00%, with a weighted-average rate of 9.75% at June 30, 2001. Certificates of indebtedness are uninsured deposits authorized for financial institutions, which have Virginia industrial loan association charters. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.50%, with a weighted-average rate of 9.75% at June 30, 2001.

Mortgage loans payable totaled $2.2 million at June 30, 2001 compared to $2.5 million at December 31, 2000. The $0.3 million decrease is a combination of payment of a $0.3 million first mortgage payable on one REO property as well as a minimal decrease in mortgage loans payable due to the normal principal reduction with payments made on the note payable.

Accrued and other liabilities increased by $0.02 million to $1.4 million at June 30, 2001. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The increase is the result of an increase in investor loans payable, which are borrower payments due to the investor who purchased loans in the last week of June 2001. These payments were forwarded to the investor in the first week of July 2001.

Shareholders' Equity

Total shareholders' equity at June 30, 2001 was $7.6 million compared to $8.0 million at December 31, 2000. The $0.4 million decrease in 2001 was due to the $0.4 million loss for the six months ended June 30, 2001.

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

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to our ability to continue to originate loans. We have historically operated, and expect to operate in the future on a negative cash flow basis from operations based upon the timing of proceeds used to fund loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 45 days after proceeds are
used to fund the loan.   For the six months ended June 30, 2001, we used cash
from operating activities of $23.1 million. For the six months ended June 30, 2000 we received cash from operating activities of $32.8 million.

We finance our operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the six months ended June 30, 2001, we received cash from financing activities of $25.8 million, this was primarily the result of proceeds from loan sales in excess of new borrowings for funding loan originations. For the six months ended June 30, 2000, we paid down debt from financing activities of $35.3 million.

Our borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on our office buildings, FHLB advances, subordinated debt and loan proceeds payable) were 89.4% of assets at June 30, 2001 compared to 84.3% at December 31, 2000.

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

Bank Sources of Capital

The Bank's deposits totaled $63.1 million at June 30, 2001 compared to $34.4 million at December 31, 2000. The Bank currently utilizes funds from deposits and a $15 million line of credit with the FHLB of Atlanta to fund first lien and junior lien mortgage loans. We plan to increase the use of credit facilities and funding opportunities available to the Bank.

Effective June 1, 2001 and until further notice the Federal Home Loan Bank ("FHLB") reduced the advance rate on the Savings Bank's warehouse line of credit from 95% of the collateral value to 50% and suspended all advances under the Savings Banks Daily Rate Credit Line due to the Savings Banks first quarter 2001 financial condition and results of operations.

Warehouse and Other Credit Facilities

On July 21, 2000, we obtained a $40.0 million line of credit from Bank United. However, effective December 29, 2000, we obtained an amendment to the credit line, which reduced the size of the warehouse facility to $20.0 million, since the utilization of the credit line has been very low in 2000. The credit line can be used for prime and sub-prime mortgage loans and is secured by loans originated. The line bears interest at a rate of 2.25% and 3.00% over the one-month LIBOR rate for prime and sub-prime loans respectively. We may receive warehouse credit advances of 98%, 97%, and 90% for prime, sub-prime, and high LTV loans (loans with LTV's greater than 90%), respectively, of the collateral value amount on pledged mortgage loans for a period of 90 days after advance of funds on each loan. If an investor has not purchased a loan within 90 days of such advance, the interest rate on the loan increases to 4.00% over the one-month LIBOR and we have an additional 30 days to sell the loan or purchase the loan back from the warehouse. All interest rates reflect a 25 basis point increase from the original interest rates, which was the result of the December 29th amendment. The aged loan sub limit is $2.0 million. As of June 30, 2001, $3.3 million was outstanding under this facility. The line of credit is scheduled to expire on July 21, 2001 and we have sent notice to Bank United that
we are terminating this warehouse line of credit agreement.    The agreement was
amended to provide for all outstanding advances on the line to be settled by September 15, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of June 30, 2001 we are in compliance with all financial covenants. We are actively seeking new funding sources at this time.

On November 10, 1999, we obtained a $20.0 million sub-prime line of credit from Regions Bank. The line is secured by loans originated and bears interest at a rate of 3.25% over the one-month LIBOR rate. We may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of June 30, 2001 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of June 30, 2001 we are in compliance with all financial covenants. However, this line of credit is administratively and operationally unusable. This line of credit was structured for brokers and not lenders. Regions Bank must underwrite each loan and make a determination as to whether they will fund the loan. Due to the volume of loans generated by the Company, this procedure makes the line unusable. The line of credit will not be renewed.

On November 10, 1999, we obtained a $20.0 million conforming loan line of credit from Regions Bank. The line is secured by loans originated and bears interest ranging from 2.25% to 2.75% over the one-month LIBOR rate based upon the monthly advance levels. We may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of June 30, 2001 there were no borrowings outstanding under this facility. The line of credit is scheduled to expire on November 10, 2001. The line of credit is subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of June 30, 2001 we are in compliance with all financial covenants. This line of credit was structured for brokers and not lenders. Regions Bank must underwrite each loan and make a determination as to whether they will fund the loan. Due to the volume of loans generated by the Company, this procedure makes the line unusable. The line of credit will not be renewed.

Other Capital Resources

Promissory notes and certificates of indebtedness have been a source of capital since 1984 and are issued primarily according to an intrastate exemption from security registration. Promissory notes and certificates of indebtedness totaled $4.9 million at June 30, 2001 compared to $4.9 million at December 31, 2000. These borrowings are subordinated to our warehouse lines of credit. We cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer our primary state of operation.

We had cash and cash equivalents of $12.8 million at June 30, 2001. We have sufficient resources to fund our current operations. Alternative sources for future liquidity and capital resource needs may include the issuance of debt or equity securities, increase in Saving Bank deposits and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, the terms and covenants associated with the alternative capital source. We expect that we will continue to be challenged by a limited availability of capital, a reduction in premiums received on non-conforming mortgage loans sold in the secondary market compared to premiums realized in recent years, new competition and a rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels.
At present, the minimum required ratio of liquid assets to borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 2000 and the six months ended June 30, 2001, the Bank maintained liquidity in excess of the required minimum amount, and we anticipate that we will continue to do so.

Bank Regulatory Capital

At June 30, 2001, the Bank's book value under generally accepted accounting principles ("GAAP") was $8.4 million. OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and
(3) overall risk-based capital of 8.0% of total risk-weighted assets. As of June 30, 2001, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank's GAAP capital to regulatory capital:

                                            Tangible      Core       Risk-Based
(In thousands)                               Capital     Capital       Capital
GAAP capital                                 $ 8,362     $ 8,362      $ 8,362
Add:  unrealized loss on securities                -           -            -
Nonallowable asset:  goodwill                    (79)        (79)         (79)
Nonallowable asset:  deferred taxes           (1,012)     (1,012)      (1,012)
Additional capital item:  general allowance        -           -          665
                                             -------     -------     --------
Regulatory capital - computed                  7,271       7,271        7,936
Minimum capital requirement                    1,143       3,048        4,246
                                             -------     -------     --------
Excess regulatory capital                    $ 6,128     $ 4,223      $ 3,690
                                             =======     =======     ========

Ratios:
     Regulatory capital - computed              9.54%       9.54%       14.95%
     Minimum capital requirement                1.50%       4.00%        8.00%
                                             -------     -------     --------
Excess regulatory capital                       8.04%       5.54%        6.95%
                                             =======     =======     ========

Recently an FDIC discussion draft proposal has been made public regarding requirements for subprime lenders. Under the proposal, regulatory capital required to be held for certain loan classes included in the institution's portfolio could be increased. The ultimate resolution of this proposal is uncertain at this time. However, we currently believe that the Bank can remain in compliance with its capital requirements.

We are not aware of any other trends, events or uncertainties other than those discussed in this document, which are expected to have a material effect on our or the Bank's liquidity, capital resources or operations.

Bank Regulatory Directive

As disclosed in the 10Q filing for March 31, 2001, the Office of Thrift Supervision (the "OTS") issued a written directive to Approved Financial Corp. (the "AFC") and Approved Federal Savings Bank (the "AFSB") dated April 20, 2001 stating that as a result of the AFSB's practice of assigning loans to AFC, its holding company, it was declaring AFSB a "problem association" and was declaring the AFC in "troubled condition" as set forth in applicable laws and regulations.

The practice of inter-company loan assignments has been standard operating procedure between the AFSB and AFC for several years. This operating procedure was disclosed during audits, including audits by the Company's independent public accountants and has no effect on previously audited consolidated financial statements. The Board of Directors of AFSB and the AFC acknowledge and respect the authority and power of the OTS and acted promptly to implement corrective actions requested by the OTS and continue to develop, refine and implement inter-company operating procedures and formalize a Business Plan acceptable to the OTS.

The regulatory and supervisory restrictions and requirements contained in the April 2001 letters and comments as to the corrective action related to such are as follows:

1. Restriction or Requirement: Immediate cessation of assignments of loans from the AFSB to the AFC.

    Corrective Action: AFSB ceased assignment of loans to AFC on April 19, 2001. However, as of June 27, 2001, the OTS permitted the AFSB to assign loans to AFC with the AFSB receiving the full principal amount of the loan at time of assignment, which provided for use of AFC warehouse credit facilities to fund loans.

2. Restriction or Requirement. Reassignment to the AFSB of loans previously assigned to the AFC which have not been pledged, sold or encumbered, reimbursement to the AFSB for full book value of loans assigned which have been sold or pledged by the AFC (and to the extent this cannot be accomplished to develop a detailed plan to accomplish this for approval by the Regional Director of the OTS).

    Corrective Action: Loans previously assigned to AFC by AFSB and other assets owned by AFC including mortgage loans, the home office building and land were transferred from AFC to AFSB during the second quarter of 2001. In the March Thrift Financial Report filed with the OTS, AFSB recorded a charge to income as a provision to an Allowance established for an estimated loss on the net inter-company receivable due to AFSB after the transfer of these assets. This first quarter expense related to the inter-company Allowance was estimated and recorded on the AFSB income statement as an expense and recorded as an Allowance on the AFSB balance sheet in the first quarter of 2001. The Allowance was then charged against the inter-company receivable on AFSB balance sheet in the second quarter of 2001 after adjusting for the final valuation of all assets transferred during the second quarter.

3. Restriction or Requirement Restrictions on asset growth requiring that AFSB only originate loans that meet criteria for sale to investors and requiring that there be no increase in the dollar amount or number of loans in its held for yield portfolio

    Corrective Action: The AFSB and AFC were underwriting all loans to the guidelines of investor's prior to the April 2001 letter and continue to do so.

4. Restriction or Requirement: Resignation of the Chairman of the Board and the President of the AFSB and immediate efforts to obtain new independent senior management for the AFSB. AFSB must obtain get prior OTS approval for new directors and officers and third-party contracts

    Corrective Actions: The Chairman of the Board and the President of AFSB as of April 20, 2001 resigned their positions.

    New Management. By means of a letter dated May 25, 2001, the Regional Director of the OTS approved the proposed slate of AFSB officers and their compensation arrangements. The slate of officers consist of qualified individuals who were employed by the AFSB or AFC prior to April 20, 2001 thus eliminating the expense and time involved in making a transition to outside independent management as initially directed by the OTS. The following officers were elected by the Board of Directors for the following positions with Approved Federal Savings AFSB and approved by the letter from the OTS dated May 25, 2001:

     . Jean S. Schwindt, President & COO of AFSB. Ms. Schwindt has served as Director of AFC since 1992, Director of AFSB since 1996 and as an officer of AFC since 1998. Ms. Schwindt has over twenty years of financial services experience working primarily in highly regulated environments.

     . Phil Gray, Senior Vice President and Controller of AFSB. Mr. Gray has served as Controller of AFC since 1997 and as controller of AFSB since 2000. Mr. Gray is a Certified Public Accountant and has over eighteen years of experience with various companies where he served in the capacity of Chief Financial Officer or Controller.

     . Lynn-LaVigne-Fiamingo, Vice President of AFSB. Ms. LaVigne-Fiamingo has served as a member of AFSB management since 1998 and as Vice President of AFSB since 2000. Ms. LaVigne-Fiamingo has over twenty years of experience in the financial services industry.

    A letter dated July 25, 2001 was sent to the OTS requesting approval for the transfer of three additional officers from AFC to AFSB in order to realign staff reporting and solidify the "wall" between AFC and AFSB.

    New Outside Directors. Upon OTS approval of our Director nominee request, the Board of Directors of AFSB will consist of four outside Directors and four Directors that are employed by either AFC or AFSB.

     . The Board of Directors nominated Dennis J. Pitocco as a new outside Director of AFSB at a meeting held on April 25, 2001. This nomination became effective upon receipt of a letter dated May 25, 2001, from the OTS approving Mr. Pitocco as a Director. Mr. Pitocco's experience includes 27 years in the financial services industry having served in management positions for regulated banking institutions and non-bank lending institutions.

     . Eric Yeakel, who has been a Director of AFSB since 1996 and the Chief Financial Officer of AFC since 1994, resigned his position as Chief Financial Officer in July of 2001. Mr. Yeakel remains as an outside Director of AFSB.

     . A letter dated July 25, 2001 was submitted to the OTS requesting approval of another individual approved by the Board of Directors on July 23,2001 to serve as an AFSB Director.

5. Restriction or Requirement. Development of a fee schedule for future charges to AFSB for services rendered by the AFC subject to OTS approval and a restriction that no cash or assets be transferred from AFSB to AFC without OTS approval until the fee schedule is approved by the OTS.

    Corrective Action: New Operational Business Plan ("Plan"). The Plan, which is in the final stages of development, which reflects a revised organizational structure and financial model for AFC and AFSB that establishes a "wall" between AFSB and AFC . Under the Plan all AFC staff will report to a manager or officer of AFC and all AFSB staff will report to a manager or officer of AFSB. Management of both entities are currently working with the OTS to finalize this Plan, which requires OTS approval prior to full implementation. An internal financial projection model is used as the primary development tool for the Plan and the revised inter-company procedures and fee schedules. Stress testing has been conducted to evaluate the financial position of AFC and AFSB under various business conditions and applying various assumptions for loan volume and whole loan sale revenue. During the Plan development stage, all transfers and assignments of assets from AFSB to AFC have been approved by the OTS.

6. Restriction or Requirement. Loss of expedited status for AFSB applications and notices, and payment of higher exams assessments and application fees. Loss of expedited status for AFC applications and notices, prior notification of change of any director or senior executive for AFC and payment of higher exams assessment and application fees.

    Corrective Action. AFC and AFSB acknowledge and will comply with requirements for additional fees, applications and notices.


Interest Rate Risk Management

We originate mortgage loans for sale as whole loans. We mitigate our interest rate exposure, and the related need for hedging activity, by selling most of the loans within sixty days of origination. However, we may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. Currently loans held for investment by the Bank are primarily composed of adjustable rate mortgages in order to minimize the Bank's interest rate risk exposure. However, excluding the Bank's loans held for investment the majority of loans held beyond the normal sixty-day holding period are fixed rate instruments. Since most of our borrowings have variable interest rates, we have exposure to interest rate risk. For example, if market interest rates were to rise between the time we originate the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of our fixed rate mortgage loans held for sale, we in certain cases, may enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. If the value of an interest rate hedge position decreases, offsetting an increase in the value of the hedged loans, upon settlement with the counter-party, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans. Conversely, if the value of a hedge position increases, offsetting a decrease in the value of the hedged loans, we will receive the hedge gain in cash at settlement. We believe that our current hedging strategy using Treasury rate lock contracts is an effective way to manage interest rate risk on fixed rate loans prior to sale. We may in the future enter into similar transactions with government and quasi-government agency securities in relation to our origination and sale of conforming mortgage loans or similar forward loan sale commitments concerning non-conforming mortgages. Prior to entering into any type of hedge transaction or forward loan sale commitment, we perform an analysis of the loan associated with the transaction or commitment taking into account such factors as credit quality of the loans, interest rate and term of the loans, as well as current economic market trends, in order to determine the appropriate structure and/or size of a hedge transaction or loan sale commitment that will limit our exposure to interest rate risk. We had no hedge contracts or forward commitments outstanding at June 30, 2001. We have not entered into any hedge contracts since the fourth quarter of 1997. That commitment expired during the first quarter of 1998.

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

We strive to manage the maturity or repricing match between assets and liabilities. The degree to which we are "mismatched" in our maturities is a primary measure of interest rate risk. In periods of stable interest rates, financing higher yielding long-term mortgage loan assets with lower cost short-term Bank deposits and borrowings can increase net interest income. Although such a strategy may increase profits in the short run, it increases the risk of exposure to rising interest rates and can result in funding costs rising faster than asset yields. We attempt to limit our interest rate risk by selling a majority of the fixed rate mortgage loans that we originate.

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

The majority of the loans originated are sold through loan sale strategies in an attempt to limit exposure to interest rate risk in addition to generating cash revenues. We sold, during 2000 and the first six months of 2001 approximately 97.9% of the total loans originated and funded in-house during the year ended December 31, 2000. Also, we sold, during the first six months in 2001 approximately 86.49% of loans originated and funded in-house during the five month period January to May 2001. We expect to sell the majority of our loan originations, other than loans specifically originated to hold for investment and yield, during the same twelve-month period in which they are funded in future periods. As a result, loans are held on average for less than 12 months in our portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at June 30, 2001, as anticipated, and is expected to remain negative in future periods. We have no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that we sell the majority of our loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

Our one-year gap was a negative 21.54% of total assets at June 30, 2001, as illustrated in the following table:



                                                       One Year      Two       Three to      More Than Four
               Description                   Total     Or Less      Years     Four Years         Years
Interest earning assets:
Loans held for sale (1)                     $46,278    $ 21,586    $  1,036     $  2,376         $21,280
Loans held for yield (1)                     13,823       6,447         309          710           6,357
Cash and other                               12,813      12,813
    interest-earning assets
                                         ---------------------------------------------------------------

                                             72,914    $ 40,846    $  1,345     $  3,086         $27,637
                                                    ====================================================

Allowance for loan losses                    (1,386)
Premises and equipment, net                   4,879
Other                                         8,812
                                         ----------

Total assets                                $85,219
                                         ==========


Interest-bearing liabilities:
Revolving warehouse lines                   $ 3,284       3,284
FDIC - insured deposits                      63,129      52,145       7,516        3,468               0
FDIC - insured money market account           2,799       2,799
Other interest-bearing                        7,094         976       1,624        2,542           1,952
      liabilities
                                          --------------------------------------------------------------
                                             76,306    $ 59,204    $  9,140     $  6,010         $ 1,952
                                                    ====================================================


Non-interest-bearing liabilities              1,335
                                         ----------
Total liabilities                            77,641
Shareholders' equity                          7,578
                                         ----------

Total liabilities and equity                $85,219
                                         ==========


Maturity/repricing gap                                 $(18,358)   $ (7,795)    $ (2,924)        $25,685
                                                    ====================================================

Cumulative gap                                         $(18,358)   $(26,153)    $(29,077)        $(3,392)
                                                    ====================================================


As percent of total assets                               (21.54)%    (30.69)%     (34.12)%         (3.98)%

Ratio of cumulative interest earning                       0.69        0.62         0.61            0.96
   Assets to cumulative interest bearing
    liabilities
========================================================================================================

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of our market risks is the above gap table. The gap table shows that the one-year gap was a negative 21.54% of total assets at June 30, 2001. We originate fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of June 30, 2001, receipt of 46.0% of the principal due on loan outstanding was expected more than four years from that date. However, our activities are financed with short-term loans and credit lines, 77.6% of which re-price within one year of June 30, 2001. We attempt to limit our interest rate risk by selling a majority of the fixed rate loans that we originate. If our ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, we could be subject to substantial interest rate risk.

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

Asset Quality

The following table summarizes all of our delinquent loans at June 30,2001 and December 31, 2000:

(in thousands)

                                                   2001           2000
                                                --------      ---------

Delinquent 31 to 60 days                         $   550        $   362
Delinquent 61 to 90 days                             667            164
Delinquent 91 to 120 days                            509            354
Delinquent 121 days or more                          963            955
                                                --------      ---------

Total delinquent loans (1)                       $ 2,689        $ 1,835
                                                ========      =========

Total loans receivable outstanding, gross        $60,649        $38,602
                                                ========      =========

Delinquent loans as a percentage of
  total loans outstanding:
Delinquent 31 to 60 days                             .91%           .94%
Delinquent 61 to 90 days                            1.10           0.42
Delinquent 91 to 120 days                            .84           0.92
Delinquent 121 days or more                         1.58           2.47
                                                --------      ---------

Total delinquent loans as a percentage
   of total loans outstanding                       4.43%          4.75%
                                                --------      ---------
Reserve as a % of delinquent loans                  51.6%          80.6%
                                                ========      =========
---------------

(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.


The decrease in "Reserve as a % of delinquent loans" is related to a change in the accounting for loan loss estimates related to loans held for sale, which results in a reduced "Reserve" amount for certain loan categories. Potential loan losses are now "charged off" rather than creating a reserve carried in the allowance for loan losses. As discussed under "Unrealized Loss on Loans held for Sale", beginning with the three month period ended June 30, 2001, loans held for sale are accounted for at the lower of cost or market and a charge to income is recorded related to a valuation allowance on loans held for sale. For the period ended December 30, 2000, all loans originated greater than 90 days prior to the balance sheet date were classified as held for yield with a corresponding allowance for loan losses. The Company now classifies these loans as held for sale.

The valuation allowance related to loans held for sale is not included in the allowance for loan losses and therefore is not reflected above in the "Reserve as a % of delinquent loans" for June 30, 2001. This valuation allowance was approximately $245,000 at June 30, 2001. In prior periods, a charge to income was recorded through the loan loss provision, which was reflected in an allowance for loan losses in lieu of a valuation provision reflecting the lower of cost or market value for loans held for sale on the balance sheet. Additionally, the decrease in the "Reserve as a % of delinquent loans" from December 31, 2000 to June 30, 2001, can be attributed to a lower percentage of loans delinquent over 90 days at June 30, 2001 compared to December 31, 2000. In most cases, a larger allowance for loan losses or valuation allowance is recorded for loans delinquent over 90 days than for those between 31 days and 90 days delinquent.

Interest on most loans is accrued until they become 31 days or more past due. Interest on loans held for investment by the Bank is accrued until the loans become 90 days or more past due. Non-accrual loans were $2.1 million and $1.5 million at June 30, 2001 and December 31, 2000 respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $98,000 and $148,000 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively. The amount of interest income on the non-accrual loans, that was included in net income for the six months ended June 30, 2001 and the year ended December 31, 2000 was $48,000 and $95,000, respectively.

Loans delinquent 31 days or more as a percentage of total loans outstanding decreased to 4.43% at June 30, 2001 from 4.75% at December 31, 2000.

At June 30, 2001 and December 31, 2000 the recorded investment in loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $1.5 million and $1.3 million, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2001 and the year ended December 31, 2000 was approximately $1.1 million and $1.9 million, respectively.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - The Company is party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individual or in the aggregate will have a material adverse effect on our results of operations or financial condition

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K -  None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 2001    APPROVED FINANCIAL CORP.
       ---------------


                                 By: /s/ Allen D. Wykle
                                     ---------------------------------
                                     Allen D. Wykle,
                                                Chairman, President, and Chief
                                                Executive Officer


                                 By: /s/ Cheri D. Spencer
                                     ---------------------------------
                                     Cheri D. Spencer
                                                Its Vice President Finance