Form 10-Q
period 2001-09-30
APPROVED FINANCIAL CORP
filed 2001-11-14
CIK 1053924

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q
                                    ---------

X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
-    1934 for the quarterly period ended September 30, 2001.

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number 000-23775
                        --------------------------------

                            Approved Financial Corp.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Virginia                                 52-0792752
     -------------------------------               ---------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)               Identification Number)

      1716 Corporate Landing Parkway, Virginia Beach, Virginia      23454
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 9, 2001: 5,482,114 shares

                            APPROVED FINANCIAL CORP.

INDEX

PART I.   FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           September 30, 2001 and December 31, 2000

         Consolidated Statements of Income (Loss) and Comprehensive
           Income (Loss) for the three months ended September 30, 2001 and 2000.

         Consolidated Statements of Income (Loss) and Comprehensive
           Income (Loss) for the nine months ended September 30, 2001 and 2000.

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

         Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2001 and December 31, 2000
(Dollars in thousands)


              ASSETS                                         2001        2000
                                                            -------     -------

 Cash                                                       $17,149     $ 7,597
 Mortgage loans held for sale, net                           33,875      22,438
 Mortgage loans held for yield, net                          11,289      14,274
 Real estate owned, net                                       1,060       1,151
 Investments                                                  1,056       2,847
 Deferred tax asset, net                                      3,277       3,504
 Income tax receivable                                          443           -
 Premises and equipment, net                                  3,952       5,408
 Goodwill, net                                                   75         983
 Other assets                                                 1,238       1,617
                                                            -------     -------

  Total assets                                              $73,414     $59,819
                                                            =======     =======

              LIABILITIES AND EQUITY

Liabilities:
 Revolving warehouse loan                                   $     -     $ 1,694
 FHLB bank advances and line of credit                            -       3,000
 Mortgage notes payable                                       1,760       2,529
 Notes payable-related parties                                2,684       2,818
 Certificate of indebtedness                                  2,154       2,043
 Certificates of deposits                                    54,938      34,432
 Money market account                                         2,787       3,926
 Accrued and other liabilities                                1,456       1,366
                                                            -------     -------

 Total liabilities                                           65,779      51,808
                                                            -------     -------

Commitments and contingencies                                     -           -

Shareholders' equity:
 Preferred stock series A, $10 par value;                         1           1
   Noncumulative, voting:
     Authorized shares - 100
      Issued and outstanding shares - 90
 Common stock, par value - $1                                 5,482       5,482
     Authorized shares - 40,000,000
      Issued and outstanding shares - 5,482,114
  Accumulated other comprehensive income (loss)                   -         (12)
  Additional capital                                            552         552
  Retained earnings                                           1,600       1,988
                                                            -------     -------

  Total equity                                                7,635       8,011
                                                            -------     -------

    Total liabilities and equity                            $73,414     $59,819
                                                            =======     =======



The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) for the three months ended September 30, 2001 and 2000
(In thousands, except per share amounts)


                                                        2001          2000
Revenue:
     Gain on sale of loans                             $3,586       $ 2,280
     Interest income                                    1,333         1,154
     Broker fee income                                    167           536
     Other fees and income                                412           628
                                                       ------       -------
                                                        5,498         4,598
                                                       ------       -------

Expenses:
     Compensation and related                           2,305         2,763
     General and administrative                         1,270         1,379
     Loss on sale of premises and equipment                44
     Advertising expense                                   70           331
     Loan production expense                              430           267
     Interest expense                                   1,005           880
     Unrealized loss on loans held for sale               281
     Provision for loan and foreclosed property losses    (19)          396
                                                       ------       -------
                                                        5,386         6,016
                                                       ------       -------

          Income (loss) before income taxes               112        (1,418)

     Provision for (benefit from) income taxes             59          (176)
                                                       ------       -------

          Net income (loss)                                53        (1,242)

Other comprehensive income, net of tax:
  Unrealized gain on securities:
    Unrealized holding gain (loss) during period            -             3
                                                       ------       -------

Comprehensive income (loss)                            $   53       $(1,239)
                                                       ======       =======

Net income (loss) per share:
          Basic and Diluted                             $0.01         $(.23)
                                                       ======       =======


Weighted average shares outstanding:
          Basic and Diluted                             5,482         5,482
                                                       ======       =======


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME (LOSS) for the nine months ended September 30, 2001 and 2000
(In thousands, except per share amounts)



                                                         2001         2000
Revenue:
     Gain on sale of loans                              $11,542      $ 8,708
     Interest income                                      4,204        4,054
     Broker fee income                                      598        1,892
     Other fees and income                                1,583        1,672
                                                        -------      -------
                                                         17,927       16,326
                                                        -------      -------

Expenses:
     Compensation and related                             7,775        8,985
     General and administrative                           4,097        4,706
     Write down of goodwill                                 845            -
     Loss on sale of premises and equipment                 162            -
     Advertising expense                                    475          985
     Loan production expense                              1,468          907
     Interest expense                                     3,002        2,961
     Unrealized loss on loans held for sale                 526            -
     Provision for loan and foreclosed property losses      160          543
                                                        -------      -------
                                                         18,510       19,087
                                                        -------      -------

          Loss before income taxes                         (583)      (2,761)

     Provision for (Benefit from) income taxes             (195)        (681)
                                                        -------      -------

          Net loss                                         (388)      (2,080)

Other comprehensive income, net of tax:
  Unrealized gain on securities:
    Unrealized holding gain (loss) during period              -           (2)
                                                        -------      -------

Comprehensive loss
                                                        $  (388)     $(2,082)
                                                        =======      =======

Net loss per share:
          Basic and Diluted                             $ (0.07)     $ (0.38)
                                                        =======      =======


Weighted average shares outstanding:
          Basic and Diluted                               5,482        5,482
                                                        =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2001 and 2000
(In thousands)



                                                               2001        2000
                                                           ----------------------
Operating activities
     Net income (loss)                                     $    (388)  $  (2,080)
     Adjustments to reconcile net loss to net
      cash (used in) provided by operating activities:
          Depreciation of premises and equipment                 615         510
          Amortization of goodwill                                62         103
          Provision for loan losses                               68         126
          Provision for losses on real estate owned             (181)        417
          Unrealized loss on loans held for sale                 526
          Deferred tax benefit (expense)                         227         569
          Proceeds from sale and prepayments of loans        284,106     214,226
          Originations of loans, net                        (282,271)   (175,665)
          Loss on sale/disposal of fixed assets                  162
          Loss on write down of goodwill                         845

          Gain on sale of loans                              (11,542)     (8,708)
          Changes in assets and liabilities:
            Loan sale receivable                                   4           3
            Income tax receivable                               (443)
            Other assets                                         160         412
            Accrued and other liabilities                         97        (847)
            Income tax payable                                     -       3,617
            Loan proceeds payable                                  -          99
                                                           ---------------------

Net cash (used in) provided by operating activities           (7,953)     32,782


Cash flows from investing activities:
     Sales of securities                                           -         115
     Sales of ARM fund shares                                  2,311           -
     Purchase of premises and equipment                          (84)       (185)
     Sales of premises and equipment                             763         181
     Sales of real estate owned                                1,272       2,176
     Real estate owned capital improvements                     (126)       (387)
     Purchases of ARM fund shares                                (46)       (101)
     Purchases of FHLB stock                                    (467)       (297)
                                                           ---------------------

Net cash provided by investing activities                      3,623       1,502


                             Continued on Next Page

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued for the nine months ended September 30, 2001 and 2000
(In thousands)



                                                               2001        2000
                                                           ----------------------
Cash flows from financing activities:
     Borrowings - warehouse                                $ 35,968     $ 41,268
     Repayments of borrowings - warehouse                   (37,661)     (55,581)
     FHLB and LOC advances (repayments),net                  (3,000)      (4,648)
     Principal payments on mortgage notes payable              (769)         215
     Net increase (decrease) in:
       Notes payable                                           (134)        (138)
       Certificates of indebtedness                             111         (132)
       Certificates of deposit                               20,506      (16,298)
       FDIC-insured money market account                     (1,139)       2,967
                                                           ---------------------


Net cash provided by (used in) financing activities          13,882      (32,347)
                                                           ---------------------

Net increase (decrease) in cash                               9,552        1,937

Cash at beginning of period                                   7,597       10,656
                                                           ---------------------

       Cash at end of period                               $ 17,149     $ 12,593
                                                           =====================


Supplemental cash flow information:
     Cash paid for interest                                $  3,005     $  3,043
     Cash paid for taxes                                   $     33
Supplemental non-cash information:
     Loan balances transferred to real estate              $  1,006     $  1,735
       Owned


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2001 and 2000

Note 1.  Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation ("Approved" or "AFC"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured by first and subordinated liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who submit residential mortgage applications to the Company ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with borrowers ("retail" and "direct"). Approved through its wholly owned subsidiary, Approved Federal Savings Bank (the "Bank" or "AFSB"), a federally chartered thrift institution, originates residential mortgage loans through its wholesale division in fifteen states and two retail loan sales offices as of September 30, 2001. Approved has a another wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offers other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers. The revenues generated from this division were not material as of September 30, 2001.

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

Loans held for sale: Recently originated held for sale loans are carried at the lower of aggregate cost or fair value. Other loans held for sale are grouped according to various characteristics and carried at the lower of cost or fair value as determined from analysis of prior loan sales of similar loans. In the event of special circumstances where loans are identified by management as questionable for collection or liquidation in full, a current assessment of fair value is made and any outstanding loan balance in excess of the fair value of the property is either charged-off or recorded as a provision to a valuation allowance account.

Loans held for yield: Loans are stated at the amount of unpaid principal less net deferred fees and allowance for loan losses or other valuation adjustments. Interest on loans is accrued and credited to income based upon the principal amount outstanding. Net deferred fees are the fees collected and costs incurred in connection with loan origination, which are deferred and recognized over the term of the loan with remaining balance recognized at the time of early payoff of the loan or upon sale of the loan.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2001 and 2000

Note 1.  Organization and Summary of Significant Accounting Policies, continued:

Allowance for loan losses, valuation allowances and loan charge-offs: The allowance for loan losses, loan valuation allowances and the policy for loan charge-offs are maintained at levels believed adequate by management to absorb probable inherent losses in the held for yield ("HFY") and held for sale loan portfolios. As of September 30, 2001, an allowance for loan loss is associated with all loans HFY. In addition, general valuation allowances or specific valuation allowances are associated with certain loans or categories of loans as deemed appropriate by management. The actual levels for such are based on various loan characteristics, historical charge-off and recovery trends, current economic and market environments, previous loan sale experience, regulatory guidance and other relevant factors and will vary accordingly.

Origination fees: Net origination fees are recognized over the life of the loan or upon the sale of the loan, if earlier.

Real estate owned: Assets acquired through loan foreclosure are recorded as real estate owned ("REO") at the lower of cost or fair market value, net of estimated disposal costs. Cost includes loan principal and certain capitalized improvements to the property. The estimated fair market value is reviewed periodically by management, and any write-downs are charged against current earnings using a valuation allowance account, which has been netted against real estate owned in the financial statements.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2001 and 2000

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

Interest on loans is credited to income based upon the principal amount outstanding. Interest is accrued on loans until they become 60 days or more past due.

Advertising costs: Advertising costs are expensed when incurred.

Income taxes: Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates. The Company established a $0.9 million valuation allowance for future unrealizable benefits for the deferred tax asset. The valuation allowance is based upon an assessment by management of future taxable income and its relationship to realizability of deferred tax assets. The effect on deferred taxes of a change in tax rates is recognized in the income statement in the period that includes the enactment date.

Earnings per share: The Company computes "basic earnings per share" by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted earnings per share" reflects the effect of all potentially dilutive potential common shares such as stock options and warrants and convertible securities.

Comprehensive Income: The Company classifies items of other comprehensive income/(loss) by their nature in a financial statement and displays the accumulated balance of other comprehensive income/ (loss) separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. The only item the Company had in comprehensive income/(loss) for the nine month period ended September 30, 2000, was an unrealized holding gain (loss) on securities, net of deferred taxes.

Liquidity: The Company finances its operating cash requirements primarily through certificates of deposit, warehouse credit facilities, and other borrowings. Borrowings were 87.6% of total assets at September 30, 2001 compared to 84.3% at December 31, 2000.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2001 and 2000

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

In July 2001, the FASB issued Statement of Financial Accounting Standards Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. The statement also requires that goodwill be allocated at the reporting unit level. This Statement is effective for years beginning after December 15, 2001. The Company will be required to discontinue amortization of goodwill as of January 1, 2002. The goodwill included on the financial statements is immaterial and should any adjustment be deemed necessary it would have minor financial statement impact. Statement 142 also contains provisions related to intangible assets other than goodwill. However, the Company currently has no material intangible assets in its continuing operations.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2001 and 2000



Note 2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 3.  Significant Events:

In the third quarter of 2001, the Company sold the Company's former corporate headquarters building which had been written down to market value previously.

In the second quarter of 2001, the Company recorded a charge of $0.8 million for the write off of goodwill related to the 1998 acquisition of Mortgage One Financial Corp. ("MOFC, Inc.") and the acquisition of Armada Residential Mortgage, LLC which was liquidated and dissolved in 1997. The remaining retail offices from these acquisitions were closed in May of 2001.


                 ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis of the financial condition and results of operations, for the three and nine month periods ended September 30, 2001 and 2000 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

General

Approved Financial Corp. ("Approved" or "AFC") is a financial services company with subsidiaries operating throughout the United States and is a Virginia-chartered financial institution, principally involved in originating, purchasing, servicing and selling mortgage loans secured primarily by first and junior liens on owner-occupied, one-to-four family residential properties. We offer through our subsidiaries both fixed-rate and adjustable-rate loans for debt consolidation, purchase, home improvements and other purposes serving both conforming and non-conforming borrowers.

Our specialty is mortgage lending to the "non-conforming" borrower who does not meet traditional "conforming" or government agency credit qualification guidelines, but who exhibits both the ability and willingness to repay the loan. These borrowers include credit impaired borrowers, often resulting from personal issues such as divorce, family illness or death and a temporary loss of employment due to corporate downsizing as well as other factors. Operating under current management for the past seventeen years, we have helped mortgage customers satisfy their financial needs and in many cases have helped them improve their credit profile.

We also originate, service and sell traditional conforming mortgage products and government mortgage products such as VA and FHA primarily through our retail division, which deals directly with the borrower.

We continue to explore a variety of opportunities to broaden product offerings, increase revenues and reduce operating expenses. To achieve these goals, we have incorporated and plan to continue to consider various technologies and electronic commerce initiatives. In the future we may pursue strategic relationships with other companies or directly enter into new lines of business in the financial service industry. However, we cannot assure you that we will engage in any of these activities.

There has been recent focus by numerous state and federal regulatory groups relating to certain lending practices by companies in the mortgage industry. Sanctions have been imposed on selected industry competitors for practices including but not limited to charging borrowers excess fees, imposing higher interest rates than the borrower's credit risk warrants and failing to disclose the material terms of loans to the borrowers. It is our corporate policy not to engage in lending practices considered to be unfair in nature and we believe that our current lending practices comply with this policy. We are unable to predict whether state or federal regulatory authorities will require changes in our lending practices in the future or the impact of such changes on our profitability.

Our initiative for profitable controlled growth is dependent upon our ability to identify and emphasize lending related activities that will provide us with economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms, retain qualified employees, to profitably sell our loans on a regular basis and to expand in the face of increasing competition and regulatory restraints. Any of these factors could impair our ability to operate profitably.

Results of Operations

Results of Operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000.

Net Income (Loss)

For the three months ended September 30, 2001 we reported net income of $53,000 compared to a loss of $1.2 million for the three months ended September 30, 2000. For the nine month period ended September 30, 2001 we reported a net loss of $0.4 million compared to a $2.1 million loss in 2000. On a per share basis, the net income for the three months ended September 30, 2001 was $.01 compared to a net loss of $.23 for the same period in 2000. On a per share basis the net loss for the nine months ended September 30, 2001 was $.07 compared to $.38 for 2000.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for our broker and retail divisions for the nine months ended September 30, 2001 and 2000. Additionally, the retail branches originate mortgages that are funded through other lenders ("brokered loans"). Brokered loans consist primarily of non-conforming mortgages that do not meet our underwriting criteria and conforming loans.



                                                              Three Months Ended    Nine Months Ended
(dollars in millions)                                            September 30,        September 30,
                                                                2001        2000      2001     2000
                                                              ----------------------------------------
Dollar Volume of Loans Originated:
          Broker                                                57.8       $ 29.4    206.7    $ 99.5
          Retail  funded through other lenders                   4.6          9.9    15.4       36.8
          Retail  funded in-house non-conforming                 2.6          9.9    12.9       40.9
          Retail  funded in-house conforming and government     16.4         12.4    62.6       34.9
                                                              ----------------------------------------

          Total                                                 81.4       $ 61.6     297.6   $212.1
                                                              ========================================

Number of Loans Originated:
          Broker                                                 542          424   1,962      1,384
          Retail  funded through other lenders                    30          160    137         546
          Retail  funded in-house non-conforming                  22          159    182         618
          Retail  funded in-house conforming and government      121          124    470         339
                                                              ----------------------------------------

          Total                                                  715          867   2,751      2,887
                                                              ========================================


The dollar volume of loans, originated in the three and nine months ended September 30, 2001 (including retail loans brokered to other lenders) increased 32.1% and 40.3% when compared to the same period in 2000. The increase in loan originations is primarily attributed to new products available in the secondary market.

The dollar volume of loans funded in-house increased 48.5% and 61.0% in the three and nine months ended September 30, 2001 compared to the same period in 2000, primarily due to the reduction of retail offices, our initiative to reduce the amount of retail loans brokered to other lenders and the expansion of the wholesale division. Brokered loans generated by the retail division were $4.6 million and $15.4 million during the three and nine months ended September 30, 2001, which was a 53.5% and 58.2% decrease for the three and nine months ended September 30, 2001 compared to $9.9 and $36.8 million during the same period in 2000.

The decrease in retail loan origination centers resulted in a 26.7% and 19.3% decrease in our retail loan volume including retail loans brokered to other lenders for the three and nine months ended September 30, 2001 when compared to the same periods in 2000.

The volume of loans originated through our wholesale division, which originates loans through a network of mortgage brokers increased 96.6% and 107.7% to $57.8 million and $206.7 million for the three and nine months ended September 30, 2001, compared to $29.4 million and $99.5 million for the same period in 2000. The increase was primarily the result of the addition of a wholesale operation in the western portion of the United States, a decline in the number of competitors in the non-conforming marketplace, and an expanded product line. The western division, which was launched in the fourth quarter of 2000, originated $26.8 million and $72.4 million in non-conforming loans for the three and nine month periods ended September 30, 2001.

In July 2001, our largest investor during the year 2001 notified us of their decision to exit the correspondent non-conforming mortgage business and informed us that they would no longer purchase the Company's loans after July 25, 2001. The loss of this investor for loan sales may adversely affect loan originations in subsequent quarters unless a new investor relationship is secured to fill the mortgage product niche previously created by this exiting investor. We sold approximately 21% and 39% of our loan originations to this investor during the three and nine month periods ended September 30, 2001. We actively seek new investors for loan sales on a continuous basis and currently have selling agreements with 50 different investors.

Average fees paid for services rendered to mortgage brokers on the wholesale loan originations for the three and nine months ended September 30, 2001 was 47 and 58 basis points compared to 48 basis and 46 points for the three and nine months ended September 30, 2000.

Gain on Sale of Loans

The largest component of our net income is gain on sale of loans. There is an active secondary market for the types of mortgage loans originated by the Company. The majority of the loans originated are sold to other financial institutions. We receive cash at the time loans are sold. The loans are sold service-released on a non-recourse basis, except for normal representations and warranties, which is consistent with industry practices. By selling loans in the secondary mortgage market, we are able to obtain funds that may be used for additional lending and investment purposes. Gain on sale of loans is comprised of several components, as follows: (a) the difference between the sales price and the net carrying value of the loan; plus (b) loan origination fee income collected at loan closing and deferred until the loan is sold; less (c) loan sale recapture premiums and loan selling costs.

Nonconforming loan sales totaled $66.6 and $202.7 million including loans owned in excess of 180 days ("seasoned loans") for the three and nine months ended September 30, 2001, compared to $41.7 and $168.3 million for the same period in 2000.

For the nine month period ended September 30, 2001, we sold $1.2 million of seasoned loans, at a weighted average discount to par value of 5.4 %, none of these sales occurred in the three months ended September 30, 2001. The loss was fully reserved for in prior periods. For the three and nine months ended September 30, 2000, we sold $2.9 of seasoned loans at a weighted average discount to par of 18.4%.

Conforming and government loan sales were $22.8 and $67.3 million for the three and nine months ended September 30, 2001, compared to $ 10.3 and $ 33.8 million for the three and nine months ended September 30, 2000.

The combined gain on the sale of loans was $3.6 and $11.5 million for the three and nine months ended September 30, 2001, which compares with $ 2.3 and $ 8.7 million for the same period in 2000. The increase in the combined gain on sale of loans was primarily the result of an increase in the volume of loans sold. Gain on the sale of mortgage loans represented 65.2% and 64.4% of total revenue for the three and nine months ended September 30, 2001, compared to 49.6% and 53.3% of total revenue for the same period in 2000. This increase was primarily a result of our initiative to decrease brokered loans, revenues from which are reported in other income, and to increase the percentage of retail loan originations funded in-house, revenues from which are reported in gain on sale of loans.

The weighted-average premium, realized on non-conforming loan sales was 3.87% and 4.06% (excluding seasoned loans), during the three and nine months ended September 30, 2001, compared to 3.46% and 3.05% for the same periods in 2000. The weighted-average premium realized on its conforming and government loans sales was 1.66% and 1.50% during the three and nine months ended September 30, 2001, compared to 1.56% and 1.27% for the three and nine months ended September 30, 2000.

We defer recognizing income from the loan origination fees we receive at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from our retail lending division. Origination fee income included in the gain on sale of loans for the three and nine months ended September 30, 2001 was $0.7 and $2.4 million, compared to $0.9 and $ 3.7 million for the three and nine months ended September 30, 2000. The decrease is the result of a decrease in the volume of loans sold, which were generated by our retail division. Our non-conforming retail loan sales for the three and nine months ended September 30, 2001 comprised 3.4% and 9.3% of total non-conforming loan sales, with average loan origination fee income earned of 3.46% and 4.40%. For the three and nine months ended September 30, 2000, non-conforming retail loan sales were 25.3% and 31.7% of total non-conforming loan sales with average origination fee income of 4.25% and 4.73%. Average origination fee income from conforming and government loans was 2.67% and 2.40% for the three and nine months ended September 30, 2001 compared to 3.98% and 3.38% for the three and nine months ended September 30, 2000. Miscellaneous investor fees associated with loan sales were approximately 4 basis points for the three and nine months ended September 30, 2001 compared to 17 and 22 basis points for the three and nine months ended September 30, 2000.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold.

Interest Income and Expense

Interest income for the three and nine months ended September 30, 2001 was $1.3 and $4.2 million compared with $1.2 and $4.1 million for the same periods ended in 2000. The increase, although not significant, in interest income for the three months ended September 30, 2001 was due to a higher average balance of loans held for sale.

Interest expense for the three and nine months ended September 30, 2001 was $1.0 and $3.0 million compared with $0.9 and $3.0 million for the three and nine months ended September 30, 2000. The increase, although not significant, in interest expense for the three months ended September 30, 2001, was the direct result of an increase in the average balance of interest bearing liabilities.

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

The following tables reflect the average yields earned and rates paid during the nine months ended September 30, 2001 and 2000. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.


(In thousands)                               September 30, 2001                     September 30, 2000
                                   --------------------------------------  ----------------------------------
                                     Average                  Average      Average                 Average
                                     Balance     Interest   Yield/Rate     Balance    Interest    Yield/Rate
                                   --------------------------------------  ----------------------------------
Interest-earning assets:
     Loan receivable (1)             $53,769     $3,955          9.81%    $44,934      $3,586         10.64%
     Cash and other interest-         11,512        249          2.88%     12,481         468          5.00%
         Earning assets            ---------     ------         ------    -------      ------         ------
                                      65,281      4,204          8.59%     57,415       4,054          9.42%
                                                 ------         ------                 ------         ------
Non-interest-earning assets:
     Allowance for loan losses        (1,462)                              -1,227
     Premises and equipment, net       5,063                                5,844
     Other                             7,490                                9,516
                                   ---------                              -------
     Total assets                    $76,372                              $71,548
                                   =========                              =======


Interest-bearing liabilities:
     Revolving warehouse lines       $ 3,902          312       10.66%    $ 4,885         265          7.24%
     FDIC - insured deposits          50,742        2,188        5.75%     45,888       2,042          5.93%
     Other interest-bearing           10,862          502        6.16%      8,240         653         10.57%
         liabilities               ---------     --------       ------    -------      ------         ------
                                      65,506        3,002        6.11%     59,013       2,960          6.69%
                                                 --------       ------                 ------         ------

 Non-interest-bearing liabilities      3,377                                1,946
                                   ---------                              -------

     Total liabilities                68,883                               60,959

Shareholders' equity                   7,489                               10,589
                                   ---------                              -------

     Total liabilities and equity    $76,372                              $71,548
                                   =========                              =======

Average dollar difference between
    Interest-earning assets and      $  (225)                             $ 1,598
     interest-bearing liabilities  =========                              ========

Net interest income                                $1,202                              $1,094
                                                   ======                              ======

Interest rate spread (2)                                         2.48%                                 2.73%
                                                                ======                                ======

Net annualized yield on average                                  2.46%                                 2.54%
    Interest-earning assets                                     ======                                ======

(1)  Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the increase of $0.1 million in net interest income for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 was primarily the result of an increase in the average balance on interest-earning assets.

($ in thousands)




                                       2001 Versus 2000

                                  Increase (Decrease) due to:
                                   Volume     Rate      Total
                                   ------     -----     -----
Interest-earning assets:
  Loans receivable                 $613      $(244)    $ 369
  Cash and other interest-
      earning assets                (34)      (185)     (219)
                                  -----      -----     -----
                                    579       (429)      150
                                  -----      -----     -----
Interest-bearing liabilities:
  Revolving warehouse lines         (35)        82        47
  FDIC-insured deposits             207        (61)      146
  Other interest-
     bearing liabilities            486       (638)     (152)
                                  -----      -----     -----
                                    658       (617)       41
                                  -----      -----     -----
Net interest expense               $(79)     $ 188     $ 109
                                  =====      =====     =====


Broker Fee Income

In addition to net interest income (expense), and gain on sale of loans, we derive income from origination fees earned on brokered loans generated by our retail offices. For the three and nine months ended September 30, 2001, broker fee income totaled $0.2 and $0.6 million compared to $0.5 and $1.9 million for the same period in 2000. The decrease was primarily the result of a decrease in brokered loan volume.

Other Income

In addition to net interest income (expense), and gain on sale of loans, and broker fee income we derive income from other fees earned on the loans funded such as underwriting service fees, prepayment penalties, and late charge fees for delinquent loan payments. Revenues associated with the financial products marketed by Approved Financial Solutions are also recorded in other income. For the three and nine months ended September 30, 2001, other income totaled $0.4 and $1.6 million compared to $0.7 and $1.7 million for the same period in 2000.

Comprehensive Income/Loss

For the three and nine months ended September 30, 2001 we had no other comprehensive income. For the three and nine months ended September 30, 2000, we had other comprehensive gains and (losses) of $3,000 and ($2,000) in the form of unrealized holding gains/losses on an Asset Management Fund investment.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $0.5 and $1.2 million to $2.3 and $7.8 million for the three and nine months ended September 30, 2001 compared to the same period in 2000. The decrease was directly attributable to a decrease in the number of employees. For the three and nine months ended September 30, 2001, salary expense decreased by $0.3 and $1.3 million when compared to the same period in 2000. The decrease was caused by a lower average number of employees related to our cost cutting initiative. For the three and nine months ended September 30, 2001, the average full time equivalent employee count was 140.5 and 170.4 compared to 214 and
249.5 for the three and nine months ended September 30, 2000.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as rent, postage, printing, general insurance, travel and entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the three and nine months ended September 30, 2001 decreased by $0.1 and $0.6 million to $1.3 and $4.1 million, compared to the three and nine months ended September 30, 2000. The decrease was the result of a reduction in retail loan origination offices, a decline in our employee count, and our cost cutting initiative.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, and payment of fees to mortgage brokers, for services rendered on loan originations, and verification of mortgages. Loan production expenses for the three and nine months ended September 30, 2001 were $0.4 and $1.5 million compared to $ 0.3 and $ 0.9 million for the three and nine months ended September 30, 2000. The increase was primarily the result of an increase in fees paid to brokers for services rendered, which resulted from an increase in non-conforming loans sold for the three and nine month periods.

Advertising Expense

Advertising expenses are comprised of newspaper advertising, yellow page advertising, postage and printing associated with mailers, the purchase of telemarketing lists, and marketing supplies for trade shows. Advertising expenses for the three and nine month periods ended September 30, 2001 were $0.1 and $0.5 million compared to $0.3 and $1.0 million for the three and nine month periods ended September 30, 2000. The decrease was the result of the reduction in retail loan origination offices and the associated advertising expenditures.

Write Down of Goodwill

Goodwill related to the prior acquisitions of MOFC, Inc. d/b/a ConsumerOne Financial and Armada Residential Mortgage LLC was written off due to the closure of the remaining retail branches associated with these acquisitions. The total write down for the nine month period ended September 30, 2001 was $0.8 million all of which occurred in the second quarter.

Loss on Sale of Premises and Equipment

In the second quarter 2001, we wrote down our former home office building by $0.1 million, to market value based on a purchase agreement that was signed in July, additional charges of $44,000 for closing costs and commissions paid were taken in the three months ended September 30, 2001. Remaining loss on premises and equipment is related to the loss on equipment disposed of due to retail branch closings.

Unrealized Loss on Loans Held for Sale

A valuation allowance on loans held for sale was created in the second quarter 2001, which reduces the carrying value of the related mortgage loans and is not included in the allowance for loan losses. This resulted in a charge to the consolidated statement of income and loss of $0.3 million and $0.5 million during the three and nine months ended September 30, 2001, respectively.

Provision for General Allowance for Loan Loss

Prior to the second quarter 2001 all loans were evaluated and the related allowance was recorded in the general allowance for loan losses. Prior to the second quarter, including December 31, 2000, the allowance for loan losses for HFS loans was included in the general allowance for loan losses. During the second quarter, a valuation allowance for HFS loans was established and accounted for separately from this general allowance. The valuation allowance for HFS loans was .5 million at September 30, 2001.

The following table presents the activity in the allowance for loan losses for HFY loans which includes general and specific allowances and selected loan loss data for the nine months ended September 30, 2001 and the allowance for loan losses for HFY and HFS loans for the year ended December 31, 2000:

(In thousands)
                                                        2001         2000
                                                      -------      -------
Balance at beginning of year                          $ 1,479      $ 1,382
Provision charged to expense                               68          639
Loans charged off                                        (647)      (1,086)
Recoveries of loans previously charged off                 42          544
                                                      -------      -------

Balance at end of period                              $   942      $ 1,479
                                                      =======      =======
HFS loans receivable at September 30, 2001, gross
      of valuation allowance and deferred fees         34,435
HFY loans receivable at September 30, 2001, gross
      of allowance for losses and deferred fees        12,394
                                                      -------      -------
Loans receivable at the end of period, gross
      of allowance for losses and deferred fees       $46,829      $38,601

Ratio of allowance for loan losses to gross
      HFY and HFS loans receivable at September 30, 2001
      and ratio of allowance for loan losses to
      gross HFY receivables at December 31, 2000          7.7%        3.83%


The provision for loan losses was $68,000 for the nine months ended September 30, 2001 compared to $0.6 million for the year ended December 30, 2000. For the nine months ended September 30, 2001, there was a decrease in the allowance for loan losses based upon management's assessment of credit risk of loans held for yield and primarily due to the change in loss reserve methodology integrating the valuation allowance for HFS loans beginning in the second quarter of 2001. The valuation allowance for HFS loans is charged as an expense to income reducing the book value of the loan receivable and is not included in regulatory capital ratios.

The allowance is established at a level that we consider adequate to cover future loan losses relative to the composition of the current portfolio of loans held for yield. We consider characteristics of our current loan portfolio such as credit quality, the weighted average coupon, the weighted average loan to value ratio, the combined loan to value ratio, the age of the loan portfolio and the portfolio delinquency and loss history and current status in the determination of an appropriate allowance. Other criteria such as covenants associated with our credit facilities, trends in the demand for and pricing for loans sold in the secondary market for similar mortgage loans and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future.

Provision for Foreclosed Property Losses

The methodology for establishing the allowance for loan losses and the allowance for losses on foreclosed properties was changed during the third quarter of 2001 in accordance with regulatory guidance. Prior to August 1, 2001, at the time a property was acquired through the foreclosure process, a new property value assessment was made and the property was written down to approximately 25% of the new value. However, for properties acquired through foreclosure after August 1, 2001, an allowance for loss on the foreclosed is maintained at an amount equal to the net realizable value of the property minus the current book value of the related receivable. Therefore, the prior valuation allowance charged against a loan receivable that becomes an REO property has already been charged against income and is not reflected in the allowance for loss on foreclosed property.

We increased our provision for foreclosed property losses by $ 92,000 for the nine months ended September 30, 2001 compared to an increase of $ 0.5 million for the year ended December 31, 2000. The allowance for foreclosed property losses was $.2 million as of September 30, 2001 compared to $0.4 million at December 31, 2000.

Sales of real estate owned yielded net losses of $.3 million for the nine months ended September 30, 2001 versus $ 0.8 for the year ended December 31, 2000.

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the nine months ended September 30, 2001 and the year ended December 31, 2000:

(in thousands)

                                                          2001       2000
                                                        ------     ------

Balance at beginning of year                            $  376     $  717
Provision charged to expense                                92        451
Loss on sale of foreclosures                              (273)      (792)
                                                        ------     ------

Balance at end of period                                $  195     $  376
                                                        ======     ======

Real estate owned at the end of period, gross
      of allowance for losses                           $1,255     $1,528

Ratio of allowance for foreclosed property losses
      to gross real estate owned at the end of period    15.54%     24.61%


The ratio of allowance for foreclosed property losses to gross real estate owned at the end of the period ended September 30, 2001 decreased from the ratio at December 31, 2000 due to the change in methodology for determining allowance for loan losses and allowance for losses on foreclosed properties as described above. Currently assets acquired through loan foreclosure are recorded as real estate owned ("REO"). A current assessment of property value is established when a property is transferred to REO status. An allowance for loss on REO is then established for that property in an amount equal to the current loan balance less the revised property value plus an estimated expense to carry and liquidate the property. While we believe that our present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

Financial Condition at September 30, 2001 and December 31, 2000

Assets

The total assets were $73.4 million at September 30, 2001 compared to total assets of $59.8 million at December 31, 2000.

Cash and cash equivalents increased by $9.5 million to $17.1 million at September 30, 2001, from $7.6 million at December 31, 2000. The principal reason for the increase for the period ending September 30, 2001 was an increase in certificates of deposits.

Net mortgage loans receivable increased by $8.5 million to $45.2 million at September 30, 2001. The 23.0% increase in the 2001 is primarily due to originating more loans than were sold during the first nine months of 2001. We generally sell loans within sixty days of origination.

Real estate owned ("REO") decreased by $91,000 to $1.1 million at September
30, 2001 from December 31, 2000. The 8% decrease in REO resulted from the sale of $1.3 million in REO properties compared to additions (foreclosure and associated costs) of $1.0 million of REO properties and a decrease in the allowance for loss on foreclosed property of $0.2 million during the nine month period.

Investments decreased by $1.8 million to $1.1 million at September 30, 2001. The 62.9% decrease is primarily due to the sale of shares in the Asset Management Fund, Inc. The remaining investment consists of FHLB stock owned by the Bank.

Premises and equipment decreased by $1.5 million to $4.0 million at September 30, 2001. The decrease is due to the sale of our previous home office building, the sale of the corporate condominium, the disposal of furniture and equipment from retail loan offices closed in the nine months ending September 30, 2001 and depreciation of assets.

Goodwill (net) decreased by $0.9 million to $75,000 at September 30, 2001. The decrease is primarily due to the write down of goodwill related to retail loan origination offices closed in the nine month period ending September 30, 2001 and the amortization of the intangible asset.

The deferred tax asset decreased by $0.2 million to $3.3 million at September 30, 2001. The decrease is primarily related to an increase in the timing difference between book and tax income for the write off of Goodwill. Based upon management's expectation of sufficient taxable income and the reversal of the timing differences, management believes that it is more likely than not that the Company will realize the net amount of the deferred tax asset. However, there can be no assurances that the Company will generate taxable income in any future period. The remainder of the decrease relates to changes in timing differences of the deferred tax asset.

Income tax receivable increased by $0.4 million based on a refund due from the federal government which resulted during an IRS audit of the Company's prior year tax returns.

Other assets decreased by $0.4 million to $1.2 million at September 30, 2001. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets. The primary reason for the decrease is due to amortizations of prepaid expenses and decreases in other receivables.

Liabilities

Outstanding balances for our revolving warehouse loans decreased by $1.7 million, as all lines at September 30, 2001 had been paid off.

As of September 30, 2001, the Bank had no outstanding balance on its Federal Home Loan Bank (FHLB) line compared to $3.0 million at December 31, 2000.

Mortgage loans payable totaled $1.8 million at September 30, 2001 compared to $2.5 million at December 31, 2000. The $0.7 million decrease is a combination of the payoff of the mortgage on our former home office property and a principal payment of $0.2 million on the current home office property.

Promissory notes and certificates of indebtedness totaled $4.8 million at September 30, 2001 compared to $4.9 million at December 31, 2000. During the nine months ended September 30, 2001 and the year of 2000 we were not soliciting new promissory notes or certificates of indebtedness. We have utilized promissory notes and certificates of indebtedness, which are subordinated to our warehouse lines of credit, to help fund operations since 1984. Promissory notes outstanding carry terms of one to five years and interest rates between 8.00% and 10.00%, with a weighted-average rate of 9.75% at September 30, 2001. Certificates of indebtedness are uninsured deposits authorized for financial institutions, which have Virginia industrial loan association charters. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.50%, with a weighted-average rate of 9.74% at September 30, 2001.

Certificates of deposit totaled $54.9 million at September 30, 2001 compared to $34.4 million at December 31, 2000. The Bank increased these deposits in the second and third quarter in order to fund the increase in loan originations. Of the certificate accounts on hand as of September 30, 2001, a total of $44.6 million was scheduled to mature in the twelve-month period ending September 30, 2002.

As of September 30, 2001, we held $2.8 million in money market deposits through an arrangement with a local NYSE member broker/dealer compared to $3.9 million at December 31, 2000.

Accrued and other liabilities increased by $0.1 million to $1.5 million at September 30, 2001. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables.

Shareholders' Equity

Total shareholders' equity at September 30, 2001 was $7.6 million compared to $8.0 million at December 31, 2000. The $0.4 million decrease in 2001 was due to the $0.4 million loss for the nine months ended September 30, 2001.

Liquidity and Capital Resources

Our operations require access to short and long-term sources of cash. Our primary sources of cash flow to meet working capital needs results from the sale of loans through whole loan sales, loan origination fees, processing, underwriting and other fees associated with loan origination and servicing, net interest income, and borrowings under warehouse facilities, certificates of indebtedness issued by Approved Financial Corp. and certificates of deposit issued by the Bank and revenues generated by Approved Financial Solutions and Global Title of Md., Inc. Our primary operating cash requirements include the funding of mortgage loan originations pending their sale, operating expenses, income taxes and capital expenditures.

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to our ability to continue to originate loans. We have historically operated, and expect to operate in the future on a negative cash flow basis from operations based upon the timing of proceeds used to fund loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 60 days after proceeds are
used to fund the loan.   For the nine months ended September 30, 2001, we used
cash from operating activities of $8.0 million. For the nine months ended September 30, 2000 we received cash from operating activities of $ 32.8 million.

We finance our operating cash requirements primarily through the issuance of certificates of deposit and through other credit facilities. For the nine months ended September 30, 2001, we received cash from financing activities of $13.9 million, this was primarily the result of increases in certificates of deposits. For the nine months ended September 30, 2000, we paid down debt from financing activities of $ 32.3 million.

Our borrowings (revolving warehouse loans, FDIC-insured deposits, mortgage loans on our office buildings, FHLB advances, subordinated debt and loan proceeds payable) were 87.6% of assets at September 30, 2001 compared to 84.3% at December 31, 2000.

Whole Loan Sale Program

The most important source of liquidity and capital resources is the ability to profitably sell conforming and non-conforming loans in the secondary market.
The market value of the loans funded is dependent on a number of factors, including but not limited to loan characteristics such as fixed rate mortgage verses adjustable rate mortgages, loan delinquency and default rates, the original term and current age of the loan, the interest rate and loan to value ratio, whether or not the loan has a prepayment penalty, the credit grade of the loan, the credit score of the borrower, the geographic location of the real estate, the type of property and lien position, the supply and demand for conforming and non-conforming loans in the secondary market, general economic and market conditions, market interest rates and governmental regulations. Adverse changes in these conditions may affect our ability to sell mortgages in the secondary market for acceptable prices, which is essential to the continuation of our mortgage origination operations.

Bank Sources of Capital

The Bank's certificates of deposit totaled $54.9 million at September 30, 2001 compared to $34.4 million at December 31, 2000. The Bank currently utilizes funds from deposits to fund residential mortgage loans.

Effective June 1, 2001 and until further notice the Federal Home Loan Bank ("FHLB") reduced the advance rate on the Savings Bank's warehouse line of credit from 95% of the collateral value to 50% and suspended all advances under the Savings Banks Daily Rate Credit Line due to the Savings Banks first quarter 2001 financial condition and results of operations. The FHLB recently provided verbal notice to the Bank of termination of the warehouse line of credit.

We are actively seeking new warehouse lines of credit at this time and are in the stage of negotiating terms for an agreement with two lenders currently.

Warehouse and Other Credit Facilities

On July 21, 2000, we obtained a $40.0 (subsequently reduced to $20.0) million line of credit from Bank United. As of June 30, 2001, $3.3 million was outstanding under this facility. The line of credit was scheduled to expire on July 21, 2001 and we notified Bank United that we were terminating this warehouse line of credit agreement. The agreement was amended to provide for all outstanding advances on the line to be settled by September 15, 2001, this was completed during the quarter ended September 30, 2001 and the line is no longer in effect.

On November 10, 1999, we obtained a $20.0 million line of credit from Regions Bank for non-conforming mortgages. The line is secured by loans originated and bears interest at a rate of 3.25% over the one-month LIBOR rate. We may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of September 30, 2001 there were no borrowings outstanding under this facility. The line of credit expired on November 10, 2001 and was not renewed. The line of credit was subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of September 30, 2001 we were in compliance with all financial covenants.

On November 10, 1999, we obtained a $20.0 million line of credit from Regions Bank for conforming mortgages. The line is secured by loans originated and bears interest ranging from 2.25% to 2.75% over the one-month LIBOR rate based upon the monthly advance levels. We may receive warehouse credit advances of 100% of the net loan value amount on pledged mortgage loans for a period of 90 days after origination. As of September 30, 2001 there were no borrowings outstanding under this facility. The line of credit expired on November 10, 2001 and was not renewed. The line of credit was subject to financial covenants for a current ratio, tangible net worth and a leverage ratio. As of September 30, 2001 we were in compliance with all financial covenants.

Other Capital Resources

Promissory notes and certificates of indebtedness have been a source of capital since 1984 and are issued according to an intrastate exemption from security registration. Promissory notes and certificates of indebtedness totaled $4.8 million at September 30, 2001 compared to $4.9 million at December 31, 2000. These borrowings are subordinated to our warehouse lines of credit and certificates of deposit. We cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer our primary state of operation.

We had cash and cash equivalents of $17.1 million at September 30, 2001. We have sufficient resources to fund our current operations. Alternative sources for future liquidity and capital resource needs may include the issuance of new securities, increase in Saving Bank deposits and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, and the terms and covenants associated with the alternative capital source. We expect that we will continue to be challenged by a limited availability of capital, a reduced loan sale premiums as a percent of non-conforming mortgage loans sold in the secondary market compared to premiums realized in previous years, new competition and a rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels.
At present, the minimum required ratio of liquid assets to borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 2000 and the nine months ended September 30, 2001, the Bank maintained liquidity in excess of the required minimum amount.

Bank Regulatory Capital

At September 30, 2001, the Bank's book value under generally accepted accounting principles ("GAAP") was $8.6 million. OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and
(3) overall risk-based capital of 8.0% of total risk-weighted assets. As of September 30, 2001, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank's GAAP capital to regulatory capital:

                                               Tangible     Core     Risk-Based
(In thousands)                                  Capital    Capital     Capital
GAAP capital                                     $8,612     $8,612     $8,612
Add:  unrealized loss on securities                   -          -          -
Nonallowable asset:  goodwill                       (75)       (75)       (75)
Nonallowable asset:  deferred taxes                (944)      (944)      (944)
Additional capital item:  general allowance           -          -        573
                                               --------    -------   --------
Regulatory capital - computed                     7,593      7,593      8,166
Minimum capital requirement                       1,036      2,762      3,654
                                               --------    -------   --------
Excess regulatory capital                        $6,557     $4,831     $4,512
                                               ========    =======   ========

Ratios:
     Regulatory capital - computed                11.00%     11.00%     17.88%
     Minimum capital requirement                   1.50%      4.00%      8.00%
                                               --------    -------   --------
Excess regulatory capital                          9.50%      7.00%      9.88%
                                               ========    =======   ========


Recently an FDIC discussion draft proposal has been made public regarding requirements for non-conforming lenders. Under the proposal, regulatory capital required to be held for certain loan classes included in the institution's portfolio could be increased. The ultimate resolution of this proposal is uncertain at this time. However, we currently believe that the Bank can remain in compliance with its capital requirements.

We are not aware of any other trends, events or uncertainties other than those discussed in this document, which are expected to have a material effect on our or the Bank's liquidity, capital resources or operations.

Bank Regulatory Directive

As disclosed in the 10Q filings for March 31, 2001 and June 30, 2001, the Office of Thrift Supervision (the "OTS") issued a written directive to Approved Financial Corp. (the "AFC") and Approved Federal Savings Bank (the "AFSB") dated April 20, 2001 stating that as a result of AFSB's practice of assigning loans to AFC, its holding company, it was declaring AFSB a "problem association" and was declaring AFC in "troubled condition" as set forth in applicable laws and regulations.

The practice of inter-company loan assignments has been standard operating procedure between AFSB and AFC for several years. This operating procedure was disclosed during prior audits, including audits by the Company's independent public accountants and has no effect on previously audited consolidated financial statements. The Board of Directors of AFSB and AFC acknowledge and respect the authority and power of the OTS and acted promptly to implement corrective actions requested by the OTS and continue to develop, refine and implement inter-company operating procedures and formalize a Business Plan acceptable to the OTS.

The regulatory and supervisory restrictions and requirements contained in the April 2001 letters and comments as to the corrective action related to such are as follows:

1. Restriction or Requirement: Immediate cessation of assignments of loans from AFSB to AFC.

    Corrective Action: AFSB ceased assignment of loans to AFC on April 19, 2001. However, as of June 27, 2001, the OTS permitted AFSB to assign loans to AFC with AFSB receiving the full principal amount of the loan at time of assignment, which provided for use of AFC warehouse credit facilities to fund loans.

2. Restriction or Requirement. Reassignment to AFSB of loans previously assigned to AFC which have not been pledged, sold or encumbered, reimbursement to AFSB for full book value of loans assigned which have been sold or pledged by AFC (and to the extent this cannot be accomplished to develop a detailed plan to accomplish this for approval by the Regional Director of the OTS).

    Corrective Action: Loans previously assigned to AFC by AFSB and other assets owned by AFC including mortgage loans, the home office building and land were transferred from AFC to AFSB during the second quarter of 2001. In the March Thrift Financial Report filed with the OTS, AFSB recorded a charge to income as a provision to an Allowance established for an estimated loss on the net inter-company receivable due to AFSB after the transfer of these assets. This first quarter expense related to the inter-company Allowance was estimated and recorded on AFSB income statement as an expense and recorded as an Allowance on AFSB balance sheet in the first quarter of 2001. The Allowance was then charged against the inter-company receivable on AFSB balance sheet in the second quarter of 2001 after adjusting for the final valuation of all assets transferred during the second quarter. There was no related effect on the consolidated statements of income (loss) and comprehensive income (loss).

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

4. Restriction or Requirement: Resignation of the Chairman of the Board and the President of AFSB and immediate efforts to obtain new independent senior management for AFSB. AFSB must obtain prior OTS approval for new directors and officers and third-party contracts

    Corrective Actions: The Chairman of the Board and the President of AFSB as of April 20, 2001 resigned their positions.

    New Management. The OTS has accepted the following officers and their compensation arrangements. These officers consist of qualified individuals who were employed by AFSB or AFC prior to April 20, 2001 thus eliminating the expense and time involved in making a transition to outside independent management as initially directed by the OTS.:

        . Jean S. Schwindt, President & COO of AFSB. Ms. Schwindt has served as
          Director of AFC since 1992, Director of AFSB since 1996 and as an officer of AFC since 1998. Ms. Schwindt has over twenty years of financial services experience working primarily in highly regulated environments.

        . Neil Phelan, Executive Vice President and Director of AFSB. Mr. Phelan has served as a Director of AFC since 1997, Director of AFSB since 1996 and as an officer of AFC since 1995. Mr. Phelan has over twenty years of financial services experience.

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

        . A letter dated July 25, 2001 was submitted to the OTS requesting approval of another individual approved by the Board of Directors on July 23, 2001 to serve as an AFSB Director.

5. Restriction or Requirement. Development of a fee schedule for future charges to AFSB for services rendered by AFC subject to OTS approval and a restriction that no cash or assets be transferred from AFSB to AFC without OTS approval until the OTS approves the fee schedule.

    Corrective Action: New Operational Business Plan ("Plan"). The Plan, which was submitted to the OTS on September 24, 2001, reflects a revised organizational structure and financial model for AFC and AFSB that establishes a "wall" between AFSB and AFC . Under the Plan all AFC staff will report to a manager or officer of AFC and all AFSB staff will report to a manager or officer of AFSB. Management of both entities are currently working with the OTS to finalize this Plan, which requires OTS approval prior to full implementation. An internal financial projection model is used as the primary development tool for the Plan and the revised inter-company procedures and fee schedules. Stress testing has been conducted to evaluate the financial position of AFC and AFSB under various business conditions and applying various assumptions for loan volume and whole loan sale revenue. Since receipt of the Directive, the OTS has approved transfers and assignments of assets from AFSB to AFC.

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

Interest Rate Risk Management

We originate mortgage loans for sale as whole loans. We mitigate our interest rate exposure, and the related need for hedging activity, by selling most of the loans within sixty days of origination. However, we may choose to hold certain loans for a longer period prior to sale in order to increase net interest income. Currently loans held for investment by the Bank are primarily composed of adjustable rate mortgages in order to minimize the Bank's interest rate risk exposure. However, excluding the Bank's loans held for investment the majority of loans held beyond the normal sixty-day holding period are fixed rate instruments. Since most of our borrowings have variable interest rates, we have exposure to interest rate risk. For example, if market interest rates were to rise between the time we originate the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of our fixed rate mortgage loans held for sale, we in certain cases, may enter into Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. If the value of an interest rate hedge position decreases, offsetting an increase in the value of the hedged loans, upon settlement with the counter-party, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans. Conversely, if the value of a hedge position increases, offsetting a decrease in the value of the hedged loans, we will receive the hedge gain in cash at settlement. We may in the future enter into transactions with government and quasi-government agency securities in relation to our origination and sale of conforming mortgage loans or similar forward loan sale commitments concerning non-conforming mortgages. Prior to entering into any type of hedge transaction or forward loan sale commitment, we perform an analysis of the loan associated with the transaction or commitment taking into account such factors as credit quality of the loans, interest rate and term of the loans, as well as current economic market trends, in order to determine the appropriate structure and/or size of a hedge transaction or loan sale commitment that will limit our exposure to interest rate risk. We had no hedge contracts or forward commitments outstanding at September 30, 2001. We have not entered into any hedge contracts since the fourth quarter of 1997.

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

The majority of the loans originated are sold through loan sale strategies in an attempt to limit exposure to interest rate risk in addition to generating cash revenues. We sold, during 2000 and the first nine months of 2001 approximately 98.3% of the total loans originated and funded in-house during the year ended December 31, 2000. Also, we sold, during the first nine months in 2001 approximately 93.4% of loans originated and funded in-house during the eight-month period January to August 2001. We expect to sell the majority of our loan originations, other than loans specifically originated to hold for investment and yield, during the same twelve-month period in which they are funded in future periods. As a result, loans are held on average for less than 12 months in our portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at September 30, 2001, as anticipated, and is expected to remain negative in future periods. We have no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that we sell the majority of our loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

Our one-year gap was a negative 10.52% of total assets at September 30, 2001, as illustrated in the following table:

                                                      One Year      Two        Three to      More Than Four
               Description                  Total     Or Less      Years      Four Years          Years
Interest earning assets:
Loans held for sale (1)                    $34,580    $17,477    $    739      $  1,708              $14,656
Loans held for yield (1)                    11,526      5,825         247           569                4,885
Cash and other
    interest-earning assets                 17,149     17,149
                                         -------------------------------------------------------------------

                                            63,255    $40,451    $    986      $  2,277              $19,541
                                                  ==========================================================

Allowance for loan losses                     (942)
Premises and equipment, net                  3,952
Other                                        7,149
                                         ---------

Total assets                               $73,414
                                         =========


Interest-bearing liabilities:
Revolving warehouse lines                        -          -
FDIC - insured deposits                     54,938     44,647       7,913         2,378                    -
FDIC - insured money market account          2,787      2,787
Other interest-bearing
      liabilities                            6,629        742       1,518         2,613                1,756
                                         -------------------------------------------------------------------

                                            64,354    $48,176    $  9,431      $  4,991              $ 1,756
                                                  ==========================================================


Non-interest-bearing liabilities             1,429
                                         ---------
Total liabilities                           65,783
Shareholders' equity                         7,631
                                         ---------

Total liabilities and equity               $73,414
                                         =========


Maturity/repricing gap                                $(7,725)   $ (8,445)     $ (2,714)             $17,785
                                                  ==========================================================

Cumulative gap                                        $(7,725)   $(16,170)     $(18,884)             $(1,099)
                                                  ==========================================================


As percent of total assets                             (10.52%)    (22.03%)      (25.72%)              (1.50%)

Ratio of cumulative interest earning
   Assets to cumulative interest bearing
    liabilities                                          0.84        0.72          0.70                 0.98
============================================================================================================

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of our market risks is the above gap table. The gap table shows that the one-year gap was a negative 10.52% of total assets at September 30, 2001. We originate fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of September 30, 2001, receipt of 42.4 % of the principal due on loans outstanding was expected more than four years from that date. However, our activities are financed with short-term loans and credit lines, 74.9% of which re-price within one year of September 30, 2001. We attempt to limit our interest rate risk by selling a majority of the fixed rate loans that we originate. If our ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, we could be subject to substantial interest rate risk.

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

In an environment of stable interest rates, our gains on the sale of mortgage loans would generally be limited to those gains resulting from the yield differential between mortgage loan interest rates and rates required by secondary market purchasers. A loss from the sale of a loan may occur if interest rates increase between the times we establish the interest rate on a loan and the time the loan is sold. Fluctuating interest rates also may affect the net interest income earned, resulting from the difference between the yield to us on loans held pending sale and the interest paid for funds borrowed, including our warehouse facilities, subordinated debt, and the Bank's FHLB advances and FDIC-insured customer deposits. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that we will realize gains on the sale of financial assets in future periods.

Asset Quality

The following table summarizes all of our delinquent loans at September 30,2001 and December 31, 2000:

(in thousands)
                                                         2001        2000
                                                       -------     -------

Delinquent 31 to 60 days                               $   767     $   362
Delinquent 61 to 90 days                                   344         164
Delinquent 91 to 120 days                                  279         354
Delinquent 121 days or more                              1,275         955
                                                       -------     -------

Total delinquent loans (1)                             $ 2,665     $ 1,835
                                                       =======     =======

Total loans receivable outstanding, gross              $46,613     $38,602
                                                       =======     =======

Delinquent loans as a percentage of
  Total loans outstanding:
Delinquent 31 to 60 days                                  1.65%       0.94%
Delinquent 61 to 90 days                                  0.74        0.42
Delinquent 91 to 120 days                                 0.60        0.92
Delinquent 121 days or more                               2.73        2.47
                                                       -------     -------

Total delinquent loans as a percentage
   of total loans outstanding                             5.72%       4.75%
                                                       -------     -------
Reserve as a % of delinquent loans                       35.30%      80.60%
                                                       =======     =======

------------------
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

The decrease in "Reserve as a % of delinquent loans" is related to a change in the methodology used for loan loss allowances as discussed under `Unrealized Loss on Loans Held for Sale', which results in a reduced "Reserve" amount for certain loan categories. Certain potential loan losses are now "charged off" rather than creating a reserve carried in the allowance for loan losses. As discussed under "Unrealized Loss on Loans Held for Sale", beginning in the three month period ended June 30, 2001, loans held for sale are accounted for at the lower of cost or market and a charge to income is recorded related to a valuation allowance or charge off for loans held for sale. Prior to the second quarter 2001 all loans were evaluated and the related allowance was recorded in allowance for loan losses.

The valuation allowance related to loans held for sale is not included in the allowance for loan losses and therefore is not reflected above in the "Reserve as a % of delinquent loans" for September 30, 2001. This valuation allowance was approximately $0.5 million at September 30, 2001. In prior periods, a charge to income was recorded through the loan loss provision, which was reflected in an allowance for loan losses in lieu of a valuation provision reflecting the lower of cost or market value for loans held for sale on the balance sheet. Additionally, the decrease in the "Reserve as a % of delinquent loans" from December 31, 2000 to September 30, 2001, can be attributed this change in method.

Interest on most loans is accrued until they become 60 days or more past due. Non-accrual loans were $1.9 million and $1.5 million at September 30, 2001 and December 31, 2000 respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $130,000 and $148,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. The amount of interest income on the non-accrual loans, that was included in net income for the nine months ended September 30, 2001 and the year ended December 31, 2000 was $82,000 and $95,000, respectively.

Loans delinquent 31 days or more as a percentage of total loans outstanding increased to 5.72% at September 30, 2001 from 4.75% at December 31, 2000.

At September 30, 2001 and December 31, 2000 the recorded investment in loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $1.6 million and $1.3 million, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2001 and the year ended December 31, 2000 was approximately $1.3 million and $1.9 million, respectively.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
         a)  Exhibits.  None

         b)  The company filed the following current reports on Form 8-K.

             Filed 8-K related to changes in registrants certifying accounts as of 9/24/01

             Filed related to changes in registrants certifying accounts as of 10/19/01


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: Nov. 14, 2001             APPROVED FINANCIAL CORP.
     --------------------

                                By:  /s/ Allen D. Wykle
                                ------------------------------------------------
                                Allen D. Wykle,
                                Chairman, President, and Chief Executive Officer