Form 10-K
period 2001-12-31
APPROVED FINANCIAL CORP
filed 2002-04-03
CIK 1053924

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
                                    ---------
                                 Amendment No. -
                                 ---------------

                                  ANNUAL REPORT
                         Pursuant to Section 13 or 15(D)
               of the Securities Exchange Act of 1934 ( "the Act")
                   For the Fiscal Year Ended December 31, 2001
                   -------------------------------------------

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

                                  757-430-1400
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(g) of the Act:


         Common, $1.00 par value per share            OTC Bulletin Board
         ---------------------------------         --------------------------
                Title of Each Class                  Name of Each Exchange
                                                     on Which Registered

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,482,114 shares at March 15, 2002.

                DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

INCORPORATED DOCUMENTS                           WHERE INCORPORATED IN FORM 10-K
----------------------                           -------------------------------
1.  Certain portions of the Corporation's        Part III -Items 10, 11, 12 and 13.
    Proxy Statement for the Annual Meeting
    of Stockholders to be held on June 10, 2002
    ("Proxy Statement").

                            Approved Financial Corp.
                           Annual Report on Form 10-K
                                 Amendment No. -
                   For the Fiscal Year Ended December 31, 2001

                      INFORMATION REQUIRED IN ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business

General .........................................................................................      2
Business Strategy ...............................................................................      5
Our Borrowers and Loan Products..................................................................      8
Underwriting Guidelines..........................................................................     10
Mortgage Loan Servicing..........................................................................     17
Marketing .......................................................................................     18
Sources of Funds and Liquidity...................................................................     20
Bank's Sources of Funds..........................................................................     21
Taxation ........................................................................................     22
Employees .......................................................................................     23
Service Marks ...................................................................................     23
Effect of Adverse Economic Conditions............................................................     23
Concentration of Operations .....................................................................     24
Future Risks Associated with Loan Sales through
 Securitizations ................................................................................     24
Contingent Risks ................................................................................     24
Competition .....................................................................................     25
Regulation ......................................................................................     26
OTS Regulation of Approved Financial Corp........................................................     29
Regulation of the Bank...........................................................................     30
Legislative Risk ................................................................................     39
Environmental Factors............................................................................     39
Dependence on Key Personnel......................................................................     40
Control by Certain Shareholders..................................................................     40

Item 2.  Properties

Properties ......................................................................................     41

Item 3.  Legal Proceedings

Legal Proceedings ...............................................................................     41

Item 4.  Submission of Matters to a Vote of Security Holders.

Submission of Matters to a Vote of Security Holders..............................................     42

                                     PART II

Item 5.  Market for Registrant's Common Equity
          and Related Stockholder Matters.

Market Price of and Cash Dividends on Common Equity..............................................     43
Absence of Active Public Trading Market and Volatility
 of Stock Price .................................................................................     44
Transfer Agent and Registrar.....................................................................     44
Recent Open Market Purchase of Common Stock by the
 Company ........................................................................................     44
Recent Sales of Unregistered Securities..........................................................     44

Item 6.  Selected Financial Data

Selected Financial Data..........................................................................     44

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

General..........................................................................................     47
Results of Operations - Years Ended December 31, 2001
 and 2000........................................................................................     48
Results of Operations - Years Ended December 31, 2000
 and 1999 .......................................................................................     60
Financial Condition - December 31, 2001, 2000 and 1999...........................................     71
Liquidity and Capital Resources..................................................................     73
Interest Rate Risk Management....................................................................     84
New Accounting Standards.........................................................................     84
Impact of Inflation and Changing Prices..........................................................     85

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management - Asset/Liability Management..............................................     86
Interest Rate Risk...............................................................................     89
Asset Quality....................................................................................     90

Item 8.  Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data......................................................     91

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure...........................................................     91

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information regarding certain relationships and related transactions appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 10, 2002 and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information regarding executive compensation appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 10, 2002 and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 10, 2002 and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 10, 2002 and is incorporated herein by reference.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
           And Reports on Form 8-K.

Financial Statements and Exhibits................................................................    93

Signatures.......................................................................................    98

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

Certain statements in this report which are not merely historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 concerning Approved Financial Corp. and our subsidiaries concerning future loan production volume, revenues from loan sales, corporate restructuring and expense reduction initiatives, ability to profitably participate in any present or future line of business or operation are forward-looking statements. You can identify these statements by words or phrases such as but not limited to "will likely result," "may," "expected to," "will continue to," "is anticipated," "estimate," "projected," "intends to", "plans to", "is likely". There are a number of important factors that could cause our actual results to differ materially from those indicated in such forward-looking statements. Those factors include, but are not limited to our ability to implement restructuring and expense reduction plans, our ability to retain experienced personnel, any changes in residential real estate values, changes in industry competition, general economic conditions, changes in interest rates, changes in the demand for non-conforming or conforming mortgage loans, our availability of affordable funding sources for capital liquidity, changes in loan prepayment speeds, delinquency and default and loss rates, changes in regulatory issues concerning mortgage companies, federal banks, or insurance companies, our ability to comply and be released from outstanding regulatory issues, changes in GAAP accounting standards effecting our financial statements, and any changes which influence any market for profitable sales of all of our products and services including mortgage loans.

General

Primary Business. Approved Financial Corp.("AFC", "Holding Company", "Parent Company") is a Virginia-chartered financial institution, principally involved in originating, purchasing, servicing and selling loans secured primarily by conforming and non-conforming first and junior liens on owner-occupied, one-to-four-family residential properties. We offer both fixed-rate and adjustable-rate loans for debt consolidation, home improvements, purchase and other purposes. Through our retail division we also originate, service and sell traditional conforming mortgage products and government mortgage products such as VA and FHA. Historically, our specialty was lending to the "non-conforming" borrower who does not meet traditional "conforming" or government agency credit qualification guidelines, but who exhibits both the ability and willingness to repay the loan. However, during the year ended December 31, 2001, approximately 17 percent of the loans funded in-house were conforming or government loans and 83 percent were non-conforming. Of the non-conforming loans 84 percent were `A' credit quality, 13 percent were `B' credit quality and three percent were `C' credit quality (For an explanation of credit quality ratings see:
"non-conforming underwriting").

We utilize wholesale broker and retail channels to originate mortgage loans. At the broker level, an extensive network of independent mortgage brokers generates referrals. Both loan sources have been our primary source of revenue for many years.

We began making residential mortgage loans through retail offices during the fourth quarter of 1994. In 2001, including retail loans brokered to other lenders, the dollar volume in the broker lending division accounted for 73% of total originations and the retail lending division accounted for 27% of total originations. In 2000, the dollar volume in the broker lending division accounted for 49% of total originations and the retail lending division accounted for 51% of total originations. Our current initiatives for the mortgage business focus on increasing future origination volume in a cost-effective manner primarily through the broker and retail channels.

Once loan application packages are received from the wholesale broker and retail networks, the underwriting risk analysis is completed and the loans are funded. We typically package the loans and sell them on a whole loan basis to institutional investors consisting primarily of larger well capitalized financial institutions and reputable mortgage companies. We sell conforming loans to large financial institutions and to government and quasi-government agencies. The proceeds from these sales release funds for additional lending and operational expenses.

We historically have derived our income primarily from the premiums received on whole loan sales to institutional investors, net interest earned on loans held for sale, net interest income on loans held for yield, various origination fees received as part of the loan application and closing process and to a lesser extent from ancillary fees associated with the portfolio of loans serviced and from other financial services offered in past periods. In future periods, we may generate revenue from loans sold through alternative loan sale strategies, from other types of lending activity and from the sale of other financial products and services.

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

As of December 31, 2001, Approved Financial Corp. had four subsidiaries:
      .  Approved Federal Savings Bank ("Bank")
      .  Approved Residential Mortgage, Inc. ("ARMI")
      .  Approved Financial Solutions ("AFS").
      .  Global Title of Maryland, Inc.

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

     The principal business activity of the Bank, also headquartered in Virginia Beach, is attracting wholesale jumbo certificate of deposit accounts and certain money market deposits, and originating in and selling loans primarily secured by first and junior mortgage liens on single-family dwellings, including condominium units. The Bank may from time to time invest in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Bank are highly dependent on loan sale premiums from whole loan sales and net interest income, which is the difference between interest income earned on loans and investments and the cost of deposits and borrowed funds.

The flexible provisions of the Bank charter offers ease of entry to new markets by facilitating our origination of real estate-secured loans in many states without the expense and time involved in the licensing process for non-bank mortgage companies.

The Bank originates residential mortgage loans utilizing a network of mortgage brokers for loan referrals and through a retail mortgage lending division. Under an agreement with, the holding company, the Bank is provided with various services related to the origination of residential mortgages, such as processing, underwriting, docprep/closing, quality control, servicing and collections, payroll processing, MIS functions and secondary marketing.

Deposit accounts of the Bank up to $100,000 are insured by the Association Insurance Fund, administered by the FDIC. The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta. Therefore, the Bank and AFC are subject to the supervision, regulation and examination of the OTS and the FDIC. The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.

Approved Financial Solutions, Inc. ("AFS") was formed in November of 1998 for the initial purpose of offering life insurance to our loan customers. To date, life insurance sales have not represented a material source of revenue and have been discontinued. During 2001, AFS offered title insurance in certain states where it holds licenses and offers other ancillary financial products such as Mortgage Acceleration Program ("MAP") and Debt Free Solutions Program. However, these services are currently not being marketed or sold.

Global Title of Maryland, Inc. To facilitate the restructure of our title insurance division, this subsidiary was formed during the first part of the year 2000 and offers title insurance products to our customers in Maryland.

Inactive Subsidiaries. Other wholly owned subsidiaries include, MOFC, Inc. d/b/a/ ConsumerOne Financial ("ConsumerOne"), located in Birmingham, Michigan was acquired in December of 1998. The operations of ConsumerOne were transferred to the Bank during 2000 and operated as a retail loan origination branch of the Bank and served as a disaster "hot" site until we closed the operation due to lack of profitability in May of 2001.

Approved Residential Mortgage, Inc. ("ARMI") was formed in April 1993. Initially ARMI originated loans through broker referrals. However, as of August 1, 1999, all wholesale broker originations were transferred to the Bank. In 1994 ARMI opened its first retail operation. All ARMI retail offices have been closed and the company is inactive.

Business Strategy

Our current corporate business strategies include but are not limited to the following:

(i)   Maintain quality loan underwriting and servicing standards.

(ii) Maintain strict cost controls and reduce expenses through the continued application of new technologies.

(iii) Increase revenues by expanding the level of profitable residential mortgage volume through strategic alliances and from broker referrals

(iv) Diversify loan sale strategies and investors with a commitment to prudent management of cash flow and expansion of competitive mortgage product development.

(v) Build on the business opportunities provided by a federal savings bank charter. Evaluate opportunities to diversify into other types of lending and other financial service areas.

(vi) Enhance our capital base by evaluation of opportunities afforded to us from various sources including private or public offering of securities and merger and acquisition activity.


(i) Maintain Quality Loan Underwriting and Servicing Standards. Our underwriting and servicing staff have experience in the non-conforming, conforming and home equity loan industry. We believe that the experience of our underwriting and servicing staff provides us with the infrastructure and skills necessary to maintain our commitment to solid underwriting standards during periods of rapid growth as well as through times of unprecedented competition, which the mortgage industry has experienced over recent years.

(ii) Maintain strict cost controls and reduce expenses through the continued application of new technologies. We implemented several cost cutting campaigns, over the past few years. Such initiatives include consolidation of all Virginia Beach locations into one office. This centralization in conjunction with implementation of a new systems platform greatly improved the productivity of our staff and was a key element in our ability to reduce compensation expense while maintaining loan production capacity, data integrity, management reporting capabilities and quality controls. During 2001, we upgraded the method by which our staff in remote locations access our loan production applications through the utilization of a frame relay network. This has dramatically improved communications and operational efficiencies throughout the company in addition to enhancement of data integrity and compliance controls. A document imaging system to enhance loan file retention and storage is under consideration. This method will significantly reduce operational and storage cost, while improving operational efficiencies.

(iii) Increase revenues by expanding the level of profitable mortgage volume from our wholesale broker division, retail division, through strategic alliances and through utilization of the internet.

Wholesale Broker Referrals. Our wholesale division sales efforts are conducted through account executives with extensive experience in the non-conforming mortgage business located throughout the United States. To augment these sales efforts continue to build an inside sales staff who solicit and coordinate broker referral business from the home office in Virginia Beach. The majority of our wholesale operations are handled through our Virginia Beach office. We have a small wholesale lending operation in Florida and in September 2000 we established a wholesale lending operation in California to service the western portion of the United States. Current initiatives are currently under development to expand wholesale lending in the mid-western states during 2002.

Retail. Initiatives for expansion of retail loan origination volume is centralized in our corporate home office location. Our current plan is to build a larger sales staff that will originate residential mortgages throughout the country. The sales staff will have ready access to processing and underwriting departments which should enhance the ability to provide timely service to potential customers.

Strategic Alliances. We believe that strategic relationships, structures for which are not pre-defined, may allow for opportunities to accelerate the pace of growth in a cost-effective manner with minimal initial investment or long-term financial commitment. Our only pre-determined criteria for initial consideration of a relationship opportunity relates to the candidate's attributes. Candidates must exhibit management styles compatible with our management team and who's business philosophy complements our own. We adhere to the belief that "people" are the most significant component in any successful operation.

Internet Applications. During 2001, we continued to refine our business-to-business and business-to-customer web-based platform to facilitate more efficient, cost-effective service and ready access to information to our broker network, our off site sales staff as well as consumers. This password secured application allows our off site wholesale loan origination personnel to access their loan files in process, retrieving underwriting status and outstanding stipulations needed.

(iv) Diversify loan sale strategies and investors with a commitment to prudent management of cash flow. We sell our loans on a whole loan basis receiving cash at the time of sale. Beginning in the second half of 1998, many of our investors that utilized the securitization market experienced significant difficulty with capital and liquidity issues. As a result, the secondary market place has experienced unprecedented turmoil which explains the drop in our average non-conforming loan sale premiums received from 5.4% in 1998 to 3.1% in 1999 and 2000 and 3.6% in 2001, excluding seasoned loan sales. With an objective to expand our menu of mortgage product offerings and to enhance revenues and profits related to loan sales we continue to aggressively pursue new investors for loan sales and opportunities to engage in forward loan sale commitments with various investors.

 (v) Broaden Product Offerings. We frequently review our traditional non-conforming pricing and loan offerings for competitiveness relative to the origination and secondary markets. We introduce new loan products to meet the needs of our brokers and borrowers and to expand our market share to new customers who are not traditionally part of our market.

Ancillary product offerings are developed with the goal of leveraging current customer base internally. Examples of such offerings follow:

a. Title Insurance Division: After the restructure of our title insurance operation, we continue to retain an individual with many years of experience to manage the operation. This division is licensed in the states of Maryland and Virginia. During the past year, we performed minimal title business due to the reduction in retail branches.


b. During 2001, we offered an ancillary financial product, a Mortgage Acceleration Program. This program is designed to assist consumers in accelerating the repayment of their outstanding mortgage debt. A web site http://www.approvedfinancialsolutions.com is operational for illustration of the benefits offered by this product.

 (vi) Building on Our Investment in the Bank. The Bank's ability to raise FDIC-insured deposits to finance its activities is a significant benefit to us by providing a lower cost source of funds. The Bank facilitates ease of entry for our mortgage operations into new states by way of the charter, which exempts many expensive and time consuming licensing procedures. The Bank, as a federal thrift charter, provides many additional opportunities that we have not yet developed. Such opportunities may include other types of lending activity such as consumer, SBA and commercial, SBIC, trust and investment advisory activities. We plan to evaluate development of these opportunities in the future either internally, by means of strategic relationships, or through merger and acquisition activity.

(vii) Enhance Our Capital Base.

      We evaluate opportunities as afforded to us from time to time to strengthen our capital position by means of a variety of business options including but not limited to the following types of activity, private investment opportunities, public offerings and merger and acquisition opportunities.

--------------------------------------------------------------------------------

Our Borrowers and Our Loan Products

Our primary products are fixed-rate and adjustable-rate mortgage loans for purposes such as debt consolidation, home improvements and home purchase, serving both conforming and non-conforming borrowers. These loans are secured primarily by first and junior liens on owner-occupied, one-to-four-family residential properties. Borrowers may gain the income tax advantages of real estate-secured debt by paying off higher-rate credit cards on which interest payments are generally not tax-deductible.

Prior to the establishment of a conforming origination division in March 1999, we catered primarily to individuals who do not meet the strict qualification guidelines established by most conforming lending programs. However, the credit grade of our funded loans has moved up the credit grade scale over the past few years. Approximately 17 percent of loans funded in-house during the year 2001 were conforming loans and 83 percent were non-conforming. Of the non-conforming loans 84 percent were 'A' credit quality, 13 percent were 'B' credit quality and three percent were 'C' credit quality (For an explanation of credit quality ratings see: "non-conforming underwriting").

Non-conforming customers often experience limited access to credit, but their financial needs are nonetheless real. By consolidating their debts with a mortgage loan, these customers can often save several hundred dollars per month in cash flow, amounts that can make a significant difference in a customer's financial situation and quality of life. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing will often impair an applicant's credit record. Among our specialties is the ability to identify and assist this type of borrower in the establishment of improved credit. Non-conforming loans are priced on a risk-adjusted and case-by-case basis, taking into consideration the borrower's creditworthiness, payment history, current debt level, employment status, earned income and the property appraised value relative to the loan amount. Normally, these borrowers are concerned with access to funds and the size of their monthly mortgage payment rather than the interest rate or origination costs associated with obtaining the credit. Therefore, these customers are less rate-sensitive than conforming loan customers. Loans made to such credit-impaired borrowers generally entail a higher frequency of delinquency and loan losses than those for more creditworthy borrowers. The severity of loan losses is normally related to the loan to value ratios associated with a mortgage loan. No assurance can be given that our underwriting policies and collection procedures will substantially reduce such risks. In the event that warehoused loans or portfolio loans held and serviced by us experience higher than anticipated delinquency, foreclosure, loss or prepayment speed rates, our results of operation or financial condition would be adversely affected.

The average size of non-conforming loans that we funded in-house during the year ended December 31, 2001 and 2000 were $102,596 and $71,455, respectively. The average size of non-conforming loans that we originated, including retail loans funded through other lenders ("brokered loans") during the year ended December 31, 2001 and 2000 was $103,191 and $73,714, respectively. The average size of conforming loans that we funded during the year ended December 31, 2001 and 2000 was $138,782 and $104,062, respectively. The primary reason for the increase in average loan size in 2001 was expansion into new states with higher real estate values and larger loan sizes.

There is an active secondary market for of the types of mortgage loans that we originate. The majority of our loans are sold to other mortgage companies, finance companies and other financial institutions including federally chartered banking institutions. The loans are sold for cash on a whole loan, servicing-released basis. Consistent with industry practices, the loans are sold with certain representations and warranties. However, while we have no plans to do so at the present time, we may adopt alternative or complimentary loan sale strategies in the future.

Broker Loan Originations. We originate non-conforming residential mortgage loans through a network of independent wholesale mortgage brokers who offer our loan products to their clients. During 2001, loans originated from mortgage broker referrals increased to $269.9 million or 71.6% of the total loan volume compared to $135.0 or 48.7% of 2000 loan volume.

In cultivating this broker network, we stress superior service, efficiency, flexibility and professionalism. Due to concentrated size and centrally-organized operations, we normally offer one business day turnaround on underwriting decisions and can close loans in as few as two business days with appropriate documentation provided to the underwriting and processing department. A wide variety of loan products have been designed to assist brokers in supporting a broader spectrum of borrowers. A team of regional sales managers and account executives assist mortgage brokers in the field and an inside sales staff is operated from our headquarters in Virginia Beach to augment their efforts. The loans are primarily underwritten at the headquarter location in Virginia and to a lesser extent in the regional operation centers in Florida and California under the supervision of our chief Credit Officer located in Virginia.

Retail Loan Originations. During 2001 loans originated from the retail division totaled $107 million or 28% of total volume, including loans brokered to other lenders for the year compared to $142 or 51% during 2000.

As a result of the drastic changes that occurred in the mortgage industry beginning in the fourth quarter of 1998, revenues from premiums received on whole-loan sales, dropped materially. As a result, our retail lending structure and business model that existed in 1998 was not able to produce profits. Over the past three years we dramatically restructured our retail business model and continuously analyzed the actual and projected results. The result was a material reduction in retail offices from twenty-six at the end of 1998 to one as of December 31, 2001, which is located in our corporate headquarters in Virginia Beach, Virginia.

Strategic Alliances. In order to increase volume and to diversify our sources of loan originations, we seek to enter into strategic alliances with selected mortgage originators as opportunities occur. We have no predefined structure of such alliances other than a compatible management philosophy and the integrity of the candidates because we anticipate that each will provide unique opportunities. As of December 31, 2001, we had no active strategic alliances.

Underwriting Guidelines

We underwrite non-conforming, conforming conventional and government mortgage loans. Underwriting criteria for all mortgage loans originated reflects the lending criteria of our loan investors. Historically, the majority of mortgage loans funded by us have been non-conforming loans. We began funding conforming conventional and government mortgages in the second half of 1999.

Non-Conforming Mortgage Loans. Historically, we have focused on the non-conforming mortgage business. The following is a general description of the non-conforming underwriting guidelines that we currently use with respect to mortgage loans we originate. We revise such guidelines from time to time in connection with changes in our investors underwriting guidelines and related to economic and market conditions.

Loan applications received from retail loan officers and brokers are classified according to certain characteristics including available collateral, loan size, debt ratio, loan-to-value ratio and the credit history of the applicant. From the foundation built on these criteria loan approvals are priced on a risk-adjusted basis. Loan applicants with less favorable credit ratings generally are offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. Our underwriting standards are designed to provide a program for all qualified applicants in an amount and for a period of time consistent with each applicant's demonstrated willingness and ability to repay. Our underwriters make determinations on loans without regard to sex, marital status, race, color, religion, age or national origin. Each application is evaluated on its individual merits, applying the guidelines set forth below, to ensure that each application is considered on an equitable basis.

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

The underwriting department is headquartered in our Virginia Beach, Virginia office. We have underwriters located in the wholesale operation centers in Florida and California. Our loan application and approval process generally is conducted via facsimile submission of the credit application to our underwriters. An underwriter reviews the applicant's employment history and financial status as contained in the loan application, current bureau reports and the real estate property characteristics as presented on the application in order to determine if the loan is acceptable under our underwriting guidelines. Based on this review, the underwriter assigns a preliminary rating to the application. The proposed terms of the loan are then communicated to the retail loan officer or broker responsible for the application who in turn discusses the proposal with the loan applicant. When a potential borrower applies for a loan through our retail division, the underwriter may discuss the proposal directly with the applicant. We endeavor to respond with preliminary proposed loan terms, and in most cases do respond, to the broker or borrower within one business day from when the application is received. If the applicant accepts the proposed terms, the underwriter will contact the broker or the loan applicant to gather additional information necessary for the closing and funding of the loan.

All loan applicants must have an appraisal of their collateral property prior to closing the loan. We require loan officers and brokers to use licensed appraisers that are listed on or qualify for our approved appraiser list. We approve appraisers based upon a review of sample appraisals, professional experience, education, membership in related professional organizations, client recommendations, review of the appraiser's experience with the particular types of properties that typically secure our loans and based on our investor requirements.

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

We require title insurance coverage issued by an approved ALTA title insurance company of all property securing mortgage loans we originate or purchase. Our assignees and we are generally named as the insured. Title insurance policies indicate the lien position of the mortgage loan and protect us against loss if the title or lien position is not as indicated. The applicant is also required to secure hazard and, in certain instances, flood insurance in an amount sufficient to cover the building securing the loan for the entire term of the loan, for an amount that is at least equal to the outstanding principal balance of the loan or the maximum limit of coverage available under applicable law, whichever is less. Evidence of adequate homeowner's insurance, naming us as an additional insured, is required on all loans.

We have general classifications with respect to the credit profiles of loans based on certain characteristics of the applicant in conjunction with other loan characteristics such as the loan-to-value ratio. Credit grade classifications for non-conforming loans are extremely objective in nature and vary greatly between lenders.

Our classifications place each loan application into one of three letter ratings "A" through "C," with sub-ratings within those categories. Ratings are based upon a number of factors including the applicant's credit history, the loan size relative to the value of the property and the applicant's employment history and current status. We also rely on the judgment of our underwriting staff, which may make exceptions to the general criteria and upgrade a rating due to compensating factors considered appropriate to the underwriting staff. Customary for risk-adjusted pricing, terms of loans including interest rate, fees, maximum loan-to-value ratio and debt service-to-income ratio (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the application. Applicants falling into a lower credit classification will generally pay higher rates and loan origination fees than those in higher credit classifications in order to compensate the lender for assuming greater credit risk.

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

      . Maximum loan-to-value ratio: up to 100% for attached and detached single family residence or duplex, 90% for a loan secured by a three-to-four family residence; and 85% for a loan secured by a non-owner occupied single family residence or duplex and 80% on a loan secured by a three-to-four family residence.

      .     Debt service-to-income ratio: 55% or less.

      "B" Risk. Under the "B" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

      . Existing mortgage loans: maximum of two 60-day late payments within the last 12 months. Non-mortgage credit: some prior defaults may have occurred, but major credit paid or installment debt paid as agreed may offset some delinquency; any open charge-offs, judgments or liens may be left open at underwriters discretion unless attached to the property title or child support related or open tax lien.

      . Bankruptcy filings: must have been discharged more than two years prior to closing with credit re-established.

      . Maximum loan-to-value ratio: up to 90% for attached and detached single family residence or duplex, 90% for a loan secured by a three-to-four family residence; and 70% for a loan secured by a non-owner occupied single family residence or duplex and 70% on a loan secured by a three-to-four family residence.

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

      . Maximum loan-to-value ratio: up to 80% for detached single-family residence or duplex, 70% for a loan secured by a three-to-four family residence; non-owner occupied loans are not eligible.

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

Conforming Conventional Mortgage Loans. Conforming conventional mortgages are investment quality loans meeting underwriting criteria as required by financial institutions such as the Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac). Our conventional underwriting guidelines adhere to general standards set forth by the ultimate investors for these loans. We are an approved Fannie Mae and Freddie Mac Seller/Servicer, and have delegated underwriting authority with most of our investors.

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

In the event the loan has been referred to a human underwriter for traditional underwriting, the AUS has recognized that significant layering of risk may be associated with the application. Our underwriters will closely scrutinize the findings given by the AUS to determine if erroneous information was reported by the credit reporting services that may have prohibited an acceptable rating. If credit has been determined to be acceptable by our underwriters by reviewing a credit explanation and/or other supporting information, the loan application is sent to our investor for their approval.

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

Our conforming loan division requires Private Mortgage Insurance on all first lien programs exceeding an 80% LTV. Our direct-delegated authority can accomplish the insurance with several mortgage insurance companies, or through various lender paid insurance options that may include pricing adjustments.

Government Mortgage Loans. We offer loans programs established under the Federal Housing Authority ("FHA") such as Title II first mortgage loans and FHA subordinate lien loans. We have FHA Direct Endorsement underwriters, allowing all credit and collateral decisions to be made in-house. We approve FHA loans which are of investment quality and which meet the requirements of the Government National Mortgage Association (Ginnie Mae) standards for sale on the secondary mortgage market. FHA Mortgage Insurance endorsement is obtained directly by us through direct submission to HUD Area Offices.

The underwriters approve loan applications in direct accordance to established FHA written standards, but recognize that FHA loans require extensive analysis. As per FHA's encouragement, the many aspects of a loan must be evaluated before making an underwriting decision. While a poor credit history is, in and of itself, sufficient reason to reject a loan application, no minimum credit score has been established and applicants with tarnished credit histories are given the opportunity to explain any adverse credit and to present supporting documentation that may establish that the situation was beyond their control and may assist an applicant in successfully obtaining an FHA insured mortgage. FHA establishes certain debt-to-income ratio requirements, however these ratios may be exceeded if underwriting determines that certain FHA-established compensating factors exist. Overall, each case tends to be unique and the totality of the loan package must be evaluated before a credit decision can be rendered.

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

Payments are processed through a lock box arrangement with a large national banking institution. The accounting department is responsible for posting all payments to the borrower's loan accounts. This provides a "separation" in duties between payments and the servicing operation personnel whose performance is measured by factors such as delinquency and loss levels.

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

Collection procedures commence upon identification of a past due account by our automated servicing system. Five days before the first payment is due on every loan, the borrower is contacted by telephone to welcome the borrower, to remind the borrower of the payment date and to answer any questions the borrower may have. If the first payment due is delinquent, a collector will immediately telephone to remind the borrower of the payment. Five days after any payment is due, a written notice of delinquency is sent to the borrower and follow up calls are made. A second written notice is sent on the fifteenth day after payment is due and our collectors make follow up calls. During the delinquency period, the collector will continue to frequently contact the borrower. Our collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, is entered into a collection history for each account. Notice of our intent to start foreclosure proceedings is sent at sixty days past due. Further guidance with respect to the collection and foreclosure process is derived through frequent communication with senior management.

Our loan servicing software also tracks and maintains homeowners' insurance information. Expiration reports are generated listing all policies scheduled to expire within 30 days. When policies lapse, a letter is issued advising the borrower of the lapse and that we will obtain force-placed insurance at the borrower's expense. We also have an insurance policy in place that provides coverage automatically for us in the event an employee fails to obtain force-placed insurance.

At the time the foreclosure process begins through the time of liquidation of real estate owned ("REO") the account is handled by the foreclosure and REO team, which is coordinated by the collection department manager who directs items to our resources both internal and external as appropriate. A senior officer approves the major steps in this procedure. There are occasions when foreclosures and charge-off occurs. Prior to a foreclosure sale, we perform a foreclosure analysis with respect to the mortgaged property to determine the value of the mortgaged property and the bid that we will make at the foreclosure sale. This analysis includes: (i) a current valuation of the property obtained through a drive-by appraisal conducted by an independent appraiser; (ii) an estimate of the sales price of the mortgaged property through an analysis of properties sold or listed in the immediate geographic market (iii) an evaluation of the amount owed, if any, to a senior mortgagee and for real estate taxes; and
(iv) an analysis of the marketing time, required repairs and other costs, such as for real estate broker and legal fees, that will be incurred in connection with the foreclosure sale.

All foreclosures are assigned to outside counsel located in the same state as the secured property. Bankruptcies filed by borrowers are also assigned to appropriate local counsel who is required to provide monthly reports on each loan file.

Currently, our servicing activity is predominantly related to our held for yield portfolio and interim servicing on loans held for sale. In future periods we may retain the servicing component when selling our loans or we may provide interim servicing for investors who acquire the loans and contract us to service the loans on their behalf. In this event, we would need to enhance our servicing capabilities. If we were to adopt a securitization loan sale strategy, we may engage one or more companies to sub-service a portion of the loans securitized.

Marketing

Marketing to Broker Networks. Marketing to wholesale brokers is conducted through our staff of account executives ("AE") and inside sales personnel, which establish and maintain relationships with a network of mortgage brokers that refer loans to us. During the year ended December 31, 2001, loans made through the broker networks amounted to 72% of total originations or $270 million compared to $135 million or 49% during the same period in 2000. (See the table on page 63 for divisional loan originations by state.)

The AE's provide various levels of information, assistance and training to the mortgage brokers regarding our products and non-traditional prospecting strategies, and are principally responsible for maintaining our relationships with our clients. AE's endeavor to increase the volume of loan originations from brokers located within the geographic territory assigned to them. The AE's and the their sales managers visit brokers offices and attend trade shows. The AE's also provide feedback to us relating to the current marketplace relative to products and pricing offered by competitors and new market entrants, all of which assist us in refining our programs in order to offer competitive products. The AE's are primarily compensated with a combination of base salary or commission draw and commission schedule based on the volume of loans that are originated as a result of their efforts. The inside sales staff, who do not require experience as extensive as the outside AE staff, are compensated with a base salary and a per unit commission.

Marketing of Retail Lending Products. We market our direct consumer lending services through a sales staff of loan officers located in Virginia Beach as of December 31, 2001. During the year 2001, the number of retail loan origination offices was reduced from a total of 10 on December 31, 2000 due to conditions as described in "Retail Loan Originations" above. Retail lending division loan volume amounted to $107 million or 28% of total originations during the year ended December 31, 2001 compared to $142 million or 51% for the same period in 2000. (See the table on page 63 for divisional loan originations by state.)

Loans Brokered to Other Lenders: In the event that a potential retail customer's loan application does not fall within our underwriting guidelines, the underwriter may authorize the application for submission to another lending institution. If the loan is approved and funded, we act in the capacity of a mortgage broker, receiving fee income ("brokered loans"). Brokered loans are primarily non-conforming mortgages that do not meet our underwriting guidelines. While less profitable, this type of retail loan production allows us to accommodate loan customers during competitive periods while adhering to solid underwriting standards. In October of 1999, we instituted strict controls to ensure that only loans not meeting our underwriting criteria are brokered to other lenders. As a result, brokered loans as a percent of total retail loan origination decreased to approximately 4% during the twelve month period ended December 31, 2001 down from an average of 17% and 33% for the twelve months ended December 31, 2000 and 1999, respectively.

Our Sources of Funds and Liquidity

------------------------------------------------------------------
                                   SUMMARY
------------------------------------------------------------------
As of Date:                December 31, 2001     December 31, 2000
Warehouse Credit Lines     $22 million           $60 million
FHLB credit line                                 $15 million
FDIC Bank Deposits         $62 million           $38 million
Subordinated               $ 5 million           $ 5 million
Stockholder's Equity       $ 5 million           $ 8 million
------------------------------------------------------------------

At December 31, 2001, we had combined warehouse lines of credit of $22.0 million, with an outstanding balance of $2.8 million. Additionally, we had subordinated debt outstanding of $4.6 million; FDIC insured certificates of deposit outstanding of $59.9 million, FDIC insured money market accounts of $2.2 million and consolidated stockholder's equity of $7.3 million.

In November 2001, we obtained a $7.0 million bank line of credit. The interest charged is based on the one month LIBOR rate and ranges from 4.43% to 5.43% over the one month LIBOR for various loans, additionally rates for Aged outstanding loans ranges from 7.43% to 8.43% over the one month LIBOR rate. All advances are subject to various transactions fees based upon the number of loans funded. As of December 31, 2001, we were in compliance with all financial covenants.

In December 2001 we obtained a $15.0 million repurchase agreement with interest at prime plus 1.25% and certain transaction fees. The line has various financial requirements including a minimum tangible net worth to exceed $916,000. As of December 31, 2001, we were in compliance with all financial covenants.

On July 21, 2000, we obtained a $40.0 million line of credit from Bank United. However, effective December 29, 2000, we obtained an amendment to the credit line, which reduced the size of the warehouse facility to $20.0 million. As of December 31, 2000, we were in compliance with all financial covenants. This credit line was terminated by us during the third quarter of 2001.

On November 10, 1999, we obtained a $20.0 million sub-prime line of credit and a $20.0 million conforming loan line from the same lender. As of December 31, 2000, there were no borrowings outstanding under either of these facilities. The lines of credit expired on November 10, 2001 and were not renewed. As of December 31, 2000, we were in compliance with all financial covenants.

Our credit facility with the Federal Home Loan Bank (FHLB) which was for $15 million with a 50% advance rate was terminated effective October 26, 2001.

Bank Sources of Funds

Certificates of Deposits. The Bank had $59.9 million of FDIC insured certificates of deposits outstanding at December 31, 2001. The Bank had $34.4 million FDIC insured certificates of deposits outstanding at December 31, 2000. The Bank also had $2.2 million in FDIC insured money market deposits through an arrangement with a local NYSE member broker/dealer at December 31, 2001. The bank had $3.9 million in FDIC money market deposits at December 31, 2000.

The primary source of FDIC insured deposits for the Bank are deposits solicited via a computer bulletin board where the rates of many other banks and institutions are advertised. At December 31, 2001 and December 31, 2000, the Bank had deposits from this source of $59.9 million or 96% and $34.4 million or 90% of total deposits, respectively. We also procure FDIC insured certificates of deposit through national investment banking firms, which, pursuant to agreements with the Bank, solicit funds from their customers for deposit with the Bank ("brokered deposits"). Such deposits amounted to $17.2 million or 28% and $12.8 million, or 37%, of the Bank's deposits at December 31, 2001 and December 31, 2000, respectively. The fees paid to deposit brokers are amortized using the interest method and are included in interest expense on certificates of deposit.

We believe that the Bank's effective cost of brokered and other wholesale deposits is more attractive than deposits obtained on a retail basis from branch offices after the general and administrative expense associated with the maintenance of branch offices is taken into account. Moreover, brokered and other wholesale deposits generally give the Bank more flexibility than retail sources of funds in structuring the maturities of its deposits and in matching liabilities with comparable maturing assets. At December 31, 2001, $40.0 million of the Bank's certificates of deposit were scheduled to mature within one year (66.7% of total deposits). At December 31, 2000, $15.4 million of the Bank's certificates of deposit were scheduled to mature within one year (44.9% of total deposits).

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

As a result of the Bank's reliance on brokered and other wholesale deposits, significant changes in the prevailing interest rate environment, in the availability of alternative investments for individual and institutional investors or in the Bank's financial condition, among other factors, could affect the Bank's liquidity and results of operations much more significantly than might be the case with an institution that obtained a greater portion of its funds from retail or core deposits attracted through a branch network. (See page 28 of the audited financial statements for a table that sets forth various interest rate categories for the certificates of deposit of the Bank.)

Borrowings

Effective October 26, 2001, the credit line for $15,000,000 with the Federal Home Loan Bank (FHLB), was terminated. During the year ended December 31, 2001, the Bank had advances of $71.9 million from the FHLB and paid down principal on advances of $74.9 million. During the year ended December 31, 2000, the Bank had advances of $10.4 million from the FHLB and paid down principal on advances of $12.0 million. For the year ended December 31, 1999, the Bank had advances of $13.0 million and paid down principal on advances of $8.4 million. The Bank held $1.1 million and $589,000 of the FHLB stock at December 31, 2001 and December 31, 2000, respectively.

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

Alternative Minimum Tax. In addition to the regular corporate income tax, corporations, including qualifying institutions, can be subject to an alternative minimum tax. The 20% tax is computed on Alternative Minimum Taxable Income ("AMTI") and applies if it exceeds the regular tax liability. AMTI is equal to regular taxable income with certain adjustments. For taxable years beginning after 1989, AMTI includes an adjustment for 75% of the excess of "adjusted current earnings" over regular taxable income. Net operating loss carry backs and carry forwards are permitted to offset only 90% of AMTI. Legislation passed in March 2002 allows net operating losses to offset up to 100% of AMTI for tax years 2001 and 2002. Alternative minimum tax paid can be credited against regular tax due in later years. We are not currently subject to the AMT.

Employees

As of December 31, 2001, we had, including our subsidiaries, a total of 100 full-time employees and 2 part-time employees or 101 full time equivalent employees, representing a reduction in excess of 50% from December 31, 2000. The reduction in staff resulted from our expense reduction initiatives, implementation of technology, and discontinuation of remote retail branch offices. None of our employees are covered by a collective bargaining agreement. We consider the relations with our employees to be good.

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

Risk from Concentration of Operations in Certain States

During 2001, 98.1% of the aggregate principal balance of the loans we originated is secured by properties located in ten states (California, Virginia, Florida, Maryland, Ohio, North Carolina, Pennsylvania, New Jersey, Georgia and South Carolina). While we aim to expand lending initiatives into other states, our origination business is likely to remain concentrated in a limited number of states in the foreseeable future. Consequently, our results of operation and financial condition are dependent upon general trends in the economy and the residential real estate markets in those states.

Risks Associated with the Securitization Market

While we have no current plans and do not expect to enter into transactions in the foreseeable future, we are affected by changes in the securitization market as many of our investors access securitization as a form of financing. In the future, if changes in our capital structure related to regulatory capital ratio restrictions were to present an opportunity to do so, we may sell a portion of the loans we originate through a securitization program and retain the rights to service the loans. The sale of loans through a securitization program would be a significant departure from our previous business operations.

If such strategy was adopted in the future, adverse changes in the securitization market could impair our ability to originate and sell loans through securitization on a favorable or timely basis. Any such impairment could have a material adverse effect upon our results of operation and financial condition. Furthermore, our quarterly operating results in future periods may fluctuate significantly as a result of the timing and level of securitization. If a securitization does not close when expected, our results of operation may be adversely affected for that period.

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

Competition can take on many forms, including the speed and convenience in obtaining a loan, service, loan pricing terms such as the loan to value ratio, origination fees and interest rate, marketing and distribution channels and competition for employees through compensation plans and benefit packages.

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

The Gramm-Leach-Bliley Act, which was signed into law at the end of 1999, contains comprehensive consumer financial privacy restrictions. The various federal enforcement agencies, including the Federal Trade Commission, have issued final regulations to implement this act. These restrictions fall into two basic categories. First, a financial institution must provide various notices to consumers about an institution's privacy policies and practices. Second, this act gives consumers the right to prevent the financial institution from disclosing non-public personal information about the consumer to non-affiliated third parties, with exceptions. We have developed the appropriate disclosures and internal procedures to assure compliance with these new requirements.

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

The legislation also required BIF-insured institutions to share in the payment of interest on the bonds issued by a specially created government entity ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Beginning on January 1, 1997, in addition to the insurance premium that is paid by SAIF-insured institutions to maintain the SAIF reserve at its required level pursuant to the current risk classification system, SAIF-insured institutions paid deposit insurance premiums at the annual rate of 6.4 basis points of their insured deposits and BIF-insured institutions paid deposit insurance premiums at the annual rate of 1.3 basis points of their insured deposits towards the payment of interest on the FICO bonds. Assessments paid for the period starting January 1, 2000 are assessed the same FICO rate for both BIF and SAIF insured deposits. The new rate paid by the Bank and a BIF insured institution with the same risk classification is 2.12 basis points. Under the current risk classification system, institutions are assigned on one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups, which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates currently range from zero basis points for well capitalized, healthy institutions to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

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

Regulatory Capital Requirements. Federally insured savings associations are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. At December 31, 2001, the Bank's regulatory capital exceeded the OTS definition for "well-capitalized."

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

For purposes of the regulation, tangible capital is core capital less all intangibles other than qualifying purchased mortgage-servicing rights, of which the Bank had none at December 31, 2001. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus; minority interest in the equity accounts of fully consolidated subsidiaries and certain non-withdrawlable accounts and pledged deposits. Core capital generally is reduced by the amount of a savings association's intangible assets, other than qualifying mortgage-servicing rights.

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

Prompt Corrective Action. Federal law provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "under-capitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to adjusted total assets that is equal to or less than 2.0%. The regulations also permit the appropriate federal banking regulator to downgrade an institution to the next lower category (provided that a significantly undercapitalized institution may not be downgraded to critically undercapitalized) if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. At December 31, 2001, the Bank was "well capitalized", as defined under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test. All associations are required to meet the QTL test set forth in the HOLA and regulations to avoid certain restrictions on their operations. A association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). The Bank met the QTL test throughout 2001.

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

At December 31, 2001, the Bank's unimpaired capital and surplus amounted to $7,349,000 resulting in a general loans-to-one borrower limitation of $1,155,000 under applicable laws and regulations. At December 31, 2000, the Bank's unimpaired capital and surplus amounted to $9,175,000 resulting in a general loans-to-one borrower limitation of $1,376,000.

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

OTS Guidance on Subprime Lending

On February 2, 2001, the OTS issued CEO memorandum #137, regarding "Expanded Guidance for Subprime Lending Programs". The memorandum provides more specific definitions of the term `subprime' but focuses on the adequacy of allowances for loan losses and capital to support subprime lending programs. The guidance applies specifically to institutions with a significant subprime credit exposure by establishing a threshold of 25% or more of an institution's Tier I regulatory capital as the starting point for greater supervisory scrutiny. A key underlying principle in the guidance is that each subprime lender is responsible for quantifying the additional risks in its subprime lending activities and determining the appropriate amounts of ALLL and capital it needs to offset those risks. The capital adequacy analysis should include a stress test of an institution's subprime loan pools to project performance over varying economic business and market conditions. The institution is expected to fully document its methodology and analysis. Regulatory Examiners are directed to evaluate the capital adequacy of subprime lenders on a case-by-case basis, and encouraged to use judgment in determining the appropriate level of capital needed to support subprime lending activities. It notes that some subprime loans may be only marginally more risky than prime loans and, thus, may warrant increased supervisory scrutiny and monitoring, but not necessarily additional capital. For instance, well-secured mortgage loans to individuals who experienced minor credit difficulties in the past may have no more credit risk than similar prime loans, provided adequate controls are in place. The ultimate interpretation of this memorandum on a case-by-case basis by OTS examiners and therefore the ultimate effect on the Bank is uncertain at this time. "Subprime" definitions vary significantly by regulators and lenders alike. During the year ended December 31, 2001, our internal credit grade classification system identified 82.7% of our total loans funded in house as non-conforming or subprime, of which 86.3% fell into our "A" credit grade classification. We feel that we have instituted adequate controls, capital and reserves to support our subprime lending activity at this time.

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

As discussed in Item 7, MD & A, the Bank is subject to a supervisory agreement.

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

Dependence on Key Personnel

Our growth and development since 1984 has been largely dependent upon the services of Allen D. Wykle, Chairman of the Board, President and Chief Executive Officer. The loss of Mr. Wykle's services for any reason could have a material adverse effect on us.

Control by Certain Shareholders

As of December 31, 2001, Allen D. Wykle, Chairman of the Board, President and Chief Executive Officer and Leon H. Perlin, Director, beneficially own an aggregate of 50.2% of the outstanding shares of Common Stock of Approved Financial Corp. Accordingly, a risk factor exists in the fact that if they were to act in concert, they would have voting control with the ability to approve certain fundamental corporate transactions and the election of the entire Board of Directors.

                               ITEM 2 - PROPERTIES

Our executive and administrative offices are located at 1716 Corporate Landing Parkway, Virginia Beach, Virginia, 23454. We purchased and moved to this location on December 6, 1999. The building consists of approximately 30,985 square feet.

Our former headquarters building was sold during the year ended December 31, 2001. Our present building location was subject to total mortgage debt of $1,745,000 as of December 31, 2001. The current and former headquarter buildings were subject to total mortgage debt of $2,245,000 as of December 31, 2000.

As of December 31, 2001 we had leases for two active regional wholesale lending operations centers, various closed retail lending offices, and the `disaster hot site' location for the Bank. These facilities are leased under terms that vary as to duration and in general the leases expire between 2002 and 2004, and provide rent escalations tied to either increases in the operating expenses of the lessor or fluctuations in the consumer price index in the relevant geographic area. Lease expense was $587,000, $755,000, and $2,027,000 in 2001, 2000 and 1999, respectively.

Total minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2001 were as follows (in thousands):

2002                $335
2003                 151
2004                  59
2005                   0
                    ----
Total 2002-2005     $545
                    ====

We anticipate that in the normal course of business we will lease additional office space as we open new locations or assume leases associated with any future acquisitions or strategic alliances.

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

None.

                                     PART II

                 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Market Price of and Cash Dividends on the Common Equity

The following table shows the quarterly high, low and closing prices of the common stock of Approved Financial Corp. for 2001, 2000, and 1999.

                              Stock Prices
                         High     Low       Close
2001:
Fourth Quarter     $    .50  $    .21  $    .21
Third Quarter           .47       .25       .35
Second Quarter          .60       .30       .30
First Quarter           .50       .40       .47


2000:
Fourth Quarter     $    .69  $   0.31  $   0.31
Third Quarter          1.00      0.53      0.69
Second Quarter         1.19      1.00      1.00
First Quarter          2.25       .69      1.13

1999:
Fourth Quarter     $   1.75  $    .50  $    .50
Third Quarter          2.75       .78       .81
Second Quarter         3.25      2.38      2.38
First Quarter          4.13      2.88      3.00

We did not pay any cash dividends on our Common Stock in 2001, 2000, and 1999. We intend to retain all of our earnings to finance our operations and do not anticipate paying cash dividends for the foreseeable future. Any decision made by the Board of Directors to declare dividends in the future will depend on our future earnings, regulatory restrictions and capital requirements, financial condition and other factors deemed relevant by the Board.

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

The market price of the Common Stock may experience fluctuations as a result of investor's analysis of our past and present financial position and operating performance and or investor's estimate of such for future periods. The market price for our common stock may also fluctuate for reasons unrelated to our operating performance. In particular, the price of the Common Stock may be affected by general market price movements as well as developments specifically related to the financial services industry such as, among other things, interest rate movements, loan delinquencies, loan prepayment speeds, interest-only, residual and servicing asset valuations, sources of liquidity to the industry participants and profit or loss trends.

Transfer Agent and Registrar

The Transfer Agent for our Common Stock is First Union National Bank, 230 South Tyron Street, 11th Floor, Charlotte, North Carolina 28288-1153.

Recent Open Market Purchase of Common Stock

No repurchase transactions occurred in 1999, 2000 or 2001.

Recent Unregistered Security Transactions

There were no unregistered stock sales during the years of 1999, 2000 and 2001.

                  ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

You should consider our consolidated financial information set forth below together with the more detailed consolidated financial statements, including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS

                                                    Years Ended December 31,
                            -----------      -----------      -----------      -----------     -----------
                                2001              2000             1999             1998            1997
                            -----------      -----------      -----------      -----------     -----------
Revenue:
   Gain on sale of
     loans                  $    13,831      $    10,971      $    13,202      $    29,703     $    33,501
   Interest income                5,428            5,191            7,698           10,308          10,935
   Gain on sale of
     securities                      --               --               --            1,750           2,796
   Other fees and
    income                        2,680            4,480            7,834            7,042           4,934
                            -----------      -----------      -----------      -----------     -----------
Total revenue                    21,939           20,642           28,734           48,803          52,166
                            -----------      -----------      -----------      -----------     -----------

Expenses:
  Compensation                    9,462           11,477           17,765           23,397          16,447
  General
     and
     administrative               7,664            8,930           14,427           15,306          14,188
  Write down of
   Goodwill                         845               --            1,131               --              --

 Loss on
     sale/disposal
     of fixed assets                162               42              796               --              --

 Loss on write off of
     securities                      --               --               73               --              --
 Interest expense                 3,853            3,852            4,957            6,252           6,157
 Provision for loan
    and foreclosed
    property losses               1,110            1,089            2,256            2,896           1,676
                            -----------      -----------      -----------      -----------     -----------
Total expenses                   23,096           25,390           41,405           47,851          38,468
                            -----------      -----------      -----------      -----------     -----------

Income (loss) before
 income taxes                    (1,157)          (4,748)         (12,671)             952          13,698

Income taxes                      1,483           (1,456)          (4,749)             473           5,638
                            -----------      -----------      -----------      -----------     -----------

Net Income (loss)           $    (2,640)     $    (3,292)     $    (7,922)     $       479     $     8,060
                            ===========      ===========      ===========      ===========     ===========

Net income (loss) per
 share (diluted)            $      (.48)     $      (.60)          ($1.45)     $      0.09     $      1.51
                            ===========      ===========      ===========      ===========     ===========

Cash dividends per
 share                      $        --      $        --      $        --      $        --     $        --
                            ===========      ===========      ===========      ===========     ===========

Dividend payout ratio                --               --               --               --              --
                            ===========      ===========      ===========      ===========     ===========

Weighted average number
 of shares outstanding
 (diluted)                    5,482,114        5,482,114        5,482,114        5,511,372       5,345,957
                            ===========      ===========      ===========      ===========     ===========

(In thousands, except share and per share data)

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS

(In thousands, except per share data)

                                  --------
                                    2001           2000           1999           1998          1997
                                  --------       --------       --------       --------      --------
SELECTED BALANCES AT YEAR END

Loans held for sale, net          $ 47,886       $ 22,438       $ 62,765       $100,820      $ 76,766
Loans held for yield, net           10,348         14,274          4,006          4,224         3,930
Securities                           1,056          2,847          2,640          3,472        15,201
Total assets                        78,525         59,819         98,600        136,118       118,125
Revolving warehouse loans            3,280          1,694         17,465         72,546        52,488
FDIC-insured deposits               62,135         38,358         55,339         29,728        17,815
Subordinated debt                    4,562          4,861          5,081          6,042         9,080
Total liabilities                   73,142         51,808         87,301        116,851        93,070
Shareholders' equity                 5,383          8,011         11,299         19,267        25,055

Loans originated (1)              $377,258       $277,169       $390,816       $522,045      $468,955
Loans sold                         334,194        253,158        265,873        389,589       420,498
Amount  of  loans
serviced  at year-end               59,811         38,602         69,054        109,500        83,512
Loans delinquent 31 days or
more as percent of loans at
year-end                              4.49%          4.75%          4.50%          5.42%         5.50%

SELECTED RATIOS
Return on average assets             (3.49%)        (4.77%)        (8.45%)         0.40%         7.68%
Return on average
     Shareholders' equity           (35.30%)       (32.54%)       (49.01%)         1.93%        32.69%
Shareholders' equity
     to assets                        6.86%         13.39%         11.46%         14.15%        21.21%
Book value per share              $    .98       $   1.46       $   2.07       $   3.51      $   4.64

-------------
(1) Includes $16.9 million and $47.6 million retail loans brokered to other lenders in 2001 and 2000 respectively.

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis of the financial condition and results of operations, for the fiscal years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

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

Our specialty is mortgage lending to the "non-conforming" borrower who does not meet traditional "conforming" or government agency credit qualification guidelines, or who has a need to obtain financing in a more timely manner than that available through other sources. However, we lend only to individuals that exhibit both the ability and willingness to repay the loan. These borrowers include credit impaired borrowers, often resulting from personal issues such as divorce, family illness or death and a temporary loss of employment due to corporate downsizing as well as other factors, and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan products due to our personalized service and timely response to loan applications. Since 1984, we have helped non-conforming mortgage customers satisfy their financial needs and in many cases have helped them improve their credit profile.

Through our retail division, we also originate, service and sell traditional conforming mortgage products and government mortgage products such as VA and FHA.

We continue to explore a variety of opportunities to broaden product offerings, increase and diversify source of revenues and reduce operating expenses. To achieve these goals, we may consider various technologies and electronic commerce initiatives, strategic relationships and merger and acquisition transactions, or entering into new lines of business within the financial services industry. We cannot assure you that we will engage in any of the activities listed above or the impact of those activities on our financial condition or results of operations.

A recent focus by state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice and the U.S. Department of Housing and Urban Development relates to predatory lending practices by companies in our industry. Sanctions have been imposed on selected industry competitors for practices including but not limited to charging borrowers excess fees, imposing higher interest rates than the borrower's credit risk warrants and failing to disclose the material terms of loans to the borrowers. We have revised our lending policies in light of these actions against other lenders and believe that we are currently in compliance with all lending related guidelines and the lending policies required of us by the OTS. We are unable to predict whether state or federal regulatory authorities will require changes in our lending practices in the future or the impact of those changes on our profitability. See "Regulation".

Our business strategy is dependent upon our ability to identify and emphasize lending related activities that will provide us with the most economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms, retain qualified employees to implement our plans, profitably sell our loans on a regular basis and to expand in the face of competition and regulatory requirements. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which would adversely affect our results of operations and financial condition.

Results of Operations

Results of Operations for the year ended December 31, 2001 compared to the year ended December 31, 2000.

Net Loss

The net loss decreased by 21% for 2001 to $2.6 million compared to $3.3 million in 2000. On a per share basis, the net loss in 2001 was $0.48 compared to $.60 for 2000.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for our broker and retail divisions for 2001 and 2000. The retail division originates mortgages that are funded through other lenders ("brokered loans"). Brokered loans consist primarily of non-conforming mortgages that do not meet our underwriting criteria and conforming loans.

                                                                   Year Ended
                                                                  December 31,
(dollars in millions)                                           2001       2000
                                                               -----------------

Dollar Volume of Loans Originated:
          Broker                                               $269.9     $135.0
          Retail funded through other lenders                    16.9       47.6
          Retail funded in-house non-conforming                  10.7       47.9
          Retail funded in-house conforming and government       79.8       46.7
                                                               -----------------

          Total                                                $377.3     $277.2
                                                               =================

Number of Loans Originated:
          Broker                                                2,574      1,846
          Retail funded through other lenders                     148        682
          Retail funded in-house non-conforming                   161        714
          Retail funded in-house conforming and government        575        448
                                                               -----------------

          Total                                                 3,458      3,690
                                                               =================

The dollar volume of loans, originated in 2001, (including retail loans brokered to other lenders) increased 36.1% when compared to the same period in 2000. The increase in loan originations was primarily the result of the increase in broker-originated loans, partially offset by the reduction in the number of retail loan origination centers from ten offices at December 31, 2000 to one at December 31, 2001.

The dollar volume of loans funded in-house increased by 57.0% during 2001 compared to 2000, primarily due to our initiative to reduce the amount of retail loans brokered to other lenders and the increase in broker originations which are all funded in house. Brokered loans generated by the retail division were $16.9 million during 2001, which was a 64.5% decrease compared to $47.6 million during the same period in 2000.

The decrease in retail loan origination centers resulted in a 24.5% decrease in our retail loan volume including retail loans brokered to other lenders for the year ended December 31, 2001 when compared to the same period in 2000.

The volume of loans originated through the Company's wholesale division, which originates loans through referrals from a network of mortgage brokers increased 99.9% to 269.9 million for the year ended December 31, 2001, compared to $135.0 million for the year ended December 31, 2000. The increase was primarily the result of expansion in the wholesale division and the streamlining of the Company's service to brokers.

The following table summarizes the mortgage loan origination activity, including brokered loans, by state, for the years ended December 31, 2001 and 2000.

Years Ended
December 31                                2001                     2000
                                   --------------------     --------------------
     (In thousands)                 Dollars     Percent      Dollars     Percent

                                   --------     ------      --------     ------
Broker Division
     California                    $ 88,447       23.4      $  5,041        1.8
     Florida                         37,977       10.1        37,032       13.4
     Virginia                        31,440        8.3        21,858        7.9
     Maryland                        26,703        7.1        14,375        5.2
     North Carolina                  26,023        6.9        23,172        8.4
     Pennsylvania                    24,477        6.5        18,566        6.7
     Ohio                            15,181        4.0         7,613        2.7
     Georgia                         10,920        2.9         6,483        2.3
     South Carolina                   5,553        1.5           854         .3
     Tennessee                        3,156         .8             0          0
                                   --------     ------      --------     ------

     Total Broker
     Division                      $269,877       71.5%     $134,994       48.7%
                                   ========     ======      ========     ======

Retail Division:
     New Jersey                    $ 50,905       13.5      $ 25,541        9.2
     Virginia                        23,600        6.3        18,470        6.7
     Georgia                         12,901        3.4        10,842        4.0
     Maryland                         6,731        1.8        29,203       10.5
     South Carolina                   5,004        1.3        14,755        5.3
     Michigan                         4,124        1.1        19,303        6.9
     Ohio                               954        0.3        15,857        5.8
     North Carolina                   1,058        0.3             0        0.0
     Florida                          1,146        0.3             0        0.0
     Pennsylvania                       958        0.2             0        0.0
     Colorado                            --        0.0         8,203        2.9
                                   --------     ------      --------     ------

     Total Retail
     Division                      $107,381       28.5%     $142,174       51.1%
                                   ========     ======      ========     ======

Total Originations:
     California                    $ 88,447       23.4      $  5,041        1.8
     Virginia                        55,040       14.6        40,328       14.6
     New Jersey                      50,905       13.5        25,541        9.2
     Florida                         39,123       10.4        37,032       13.4
     Maryland                        33,434        8.9        43,578       15.7
     North Carolina                  27,081        7.2        23,172        8.4
     Pennsylvania                    25,435        6.7        18,566        6.7
     Georgia                         23,821        6.3        17,325        6.3
     Ohio                            16,135        4.3        23,470        8.5
     South Carolina                  10,557        2.8        15,609        5.6
     Michigan                         4,124        1.1        19,303        6.9
     Tennessee                        3,156         .8             0          0
     Colorado                            --        0.0         8,203        2.9
                                   --------     ------      --------     ------

     Total
     Originations                  $377,258      100.0      $277,168      100.0%
                                   ========     ======      ========     ======

Gain on Sale of Loans

The largest component of our revenue is gain on sale of loans.

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

Nonconforming loan sales totaled $252.8 million including loans owned in excess of 180 days ("seasoned loans") for the year ended December 31, 2001, compared to $208.2 million for the same period in 2000.

For the year ended December 31, 2001, the Company sold $5.1 million of seasoned loans, at a weighted average discount to par value of 5.0%. The loss was fully reserved for in prior periods. For the year ended December 31, 2000, the Company sold $3.6 million of seasoned loans, at a weighted average discount to par value of 15.9%.

Conforming and government loan sales were $81.2 million for year ended December 31, 2001, compared to $44.9 million for the year ended December 31, 2000.

The combined gain on the sale of loans was $13.8 million for the year ended December 31, 2001, which compares with $11.0 million for the same period in 2000. The increase in the combined gain on sale of loans was primarily the result of an increase in the amount of loans sold. For the year ended December 31, 2001, approximately 87% of loans sold (conforming & non-conforming) were originated by the wholesale division, compared to 45% for the year ended December 31, 2000. Gain on the sale of mortgage loans represented 63.0% of total revenue for the year ended December 31, 2001, compared to 53.1 % of total revenue for the same period in 2000. This was primarily a result of our initiative to decrease the level of retail Brokered loans, revenues from which are reported in other income, and to increase the percentage of originations funded in-house, revenues from which are reported in gain on sale of loans.

The weighted-average premium, realized on non-conforming loan sales was 4.0% (excluding seasoned loans), during the year ended December 31, 2001, compared to 3.14% for the same period in 2000. The weighted-average premium realized on its conforming and government loans sales was 1.6% during the year ended December 31, 2001, compared to 1.37% for the year ended December 31, 2000.

While we have never used securitization as a loan sale strategy, changes in the securitization marketplace have a residual affect on us to the extent our loan investor's use this strategy as a form of financing their loan acquisition volume. Excessive competition during 1998 and 1999 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets ("Assets"), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool and an assumption for loan losses. The increased prepayment speeds as well as the magnitude of loan losses experienced in the industry were greater than the assumptions previously used by many securitization issuers and have resulted in an impairment or write down of Asset values for several companies in the industry. Additionally, in September of 1998, due to the Russian crisis, and again in the fourth quarter of 1999, due to Y2K concerns, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many companies accessing the securitization market place experienced terminal liquidity problems and others diverted to whole loan sale strategies in order to generate cash. This shift has materially decreased the demand for and increased the supply of non-conforming mortgage loans in the secondary marketplace, which resulted in significantly lower premiums on non-conforming whole-loan mortgage sales beginning in the fourth quarter of 1998 and continuing into 2000 when compared to earlier periods. The increase in average loan sale premiums in 2001 compared to 2000 is primarily the result of the gradual demand and supply equilibrium returning to the non-conforming whole loan sale marketplace.

The increase in non-conforming loan sale premiums due to this rebalancing in the marketplace was partially offset in 2001 due to a shift in our loan origination volume to higher credit grade loans and the associated decrease in the Weighted Average Coupon ("WAC") on higher grade mortgages. These premiums do not include loan origination fees collected at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

We defer recognizing income from the loan origination fees we receive at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from our retail lending division. Origination fee income included in the gain on sale of loans for the year ended December 31, 2001 was $2.8 million, compared to $4.4 million for the year ended December 31, 2000. The decrease is the result of a decrease in the volume of loans sold, which were generated by our retail division. Our non-conforming retail loan sales for the year ended December 31, 2001 comprised 13% of total non-conforming loan sales, with average loan origination fee income earned of 2.9%. For the year ended December 31, 2000, non-conforming retail loan sales were 32.7% of total non-conforming loan sales with average origination fee income of 4.64%. Average origination fee income from conforming and government loans was 2.26% for the year ended December 31, 2001 compared to 3.38% for the year ended December 31, 2000. Costs associated with selling loans were approximately 5 basis points for the year ended December 31, 2001 compared to 20 basis points for the year ended December 31, 2000.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold. Average services rendered fees paid on mortgage broker referral originations for the year ended December 31, 2001 was 50 basis points compared to 46 basis points for the year ended December 31, 2000.

Interest Income and Expense

Interest income for the year ended December 31, 2001 was $5.4 million compared with $5.2 million for the same period ended in 2000. The increase in interest income for the year ended December 31, 2001 was primarily due to a higher average balance of loans held for sale and was partially offset by a reduction in the WAC related to these loans due to an increase in credit grade of loans and an increase in adjustable rate mortgage loans.

Interest expense for the year ended December 31, 2001 was $3.9 million compared with $3.9 million for the year ended December 31, 2000.

Changes in the average yield received on the loan portfolio, as mortgages are based on long term borrowing rates, may not coincide with changes in interest rates we must pay on revolving warehouse loans, the Bank's FDIC-insured deposits, and other borrowings, which are primarily based on short term borrowing rates. As a result, in times of rising or falling interest rates, the difference or spread between the yield received on loans and other investments and the rate paid on borrowings will occur.

The following tables reflect the average yields earned and rates paid during 2001 and 2000. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(In thousands)                                              2001                                            2000
                                        ---------------------------------------------    -------------------------------------------
                                          Average                         Average %       Average                       Average %
                                          Balance         Interest       Yield/Rate       Balance         Interest      Yield/Rate
                                        ------------    -------------    ------------    -----------     ----------    -------------
Interest-earning assets:
     Loan receivable (1)                    $51,188           $5,095            9.95        $42,978         $4,568            10.63
     Cash and other interest-
         Earning assets                      14,263              333            2.33         12,512            623             4.98
                                        ------------    -------------    ------------    -----------     ----------    -------------
                                             65,451            5,428            8.29         55,490          5,191             9.35
                                                        -------------    ------------                    ----------    -------------

Non-interest-earning assets:
     Allowance for loan losses               (1,245)                                         (1,203)
     Investment in IMC                                                                            0
     Premises and equipment, net              4,768                                           5,763
     Other                                    6,770                                           8,975
                                        ------------                                     -----------

     Total assets                           $75,744                                         $69,025
                                        ============                                     ===========

Interest-bearing liabilities:
     Revolving warehouse lines              $ 5,838              318            5.45        $ 4,234            294             6.94
     FDIC - insured deposits                 52,585            2,877            5.47         44,782          2,773             6.19
     Other interest-bearing
         liabilities                          6,955              658            9.46          8,074            785             9.72
                                        ------------    -------------    ------------    -----------     ----------    -------------
                                             65,378            3,853            5.89         57,090          3,852             6.75
                                                        -------------    ------------                    ----------    -------------
Non-interest-bearing liabilities              2,888                                           1,818
                                        ------------                                     -----------

     Total liabilities                       68,266                                          58,908

Shareholders' equity                          7,478                                          10,117
                                        ------------                                     -----------

     Total liabilities and equity           $75,744                                         $69,025
                                        ============                                     ===========

Average dollar difference between
    Interest-earning assets and
    interest- bearing liabilities           $    73                                         $(1,600)
                                        ============                                     ===========

Net interest income                                           $1,575                                        $1,339
                                                        =============                                    ==========

Interest rate spread (2)                                                        2.40                                           2.60
                                                                         ============                                  =============

Net annualized yield on average
    Interest-earning assets                                                     2.41                                           2.41
                                                                         ============                                  =============

(1)   Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the year ended December 31, 2001 compared to the year ended December 31, 2000. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the increase of $236,000 in net interest income for the year ended December 31, 2001 compared to the year ended December 31, 2000 was primarily the result of an increase in the average balance of interest-earning assets.

($ In thousands)

                                                        2001 Versus 2000
                                                   Increase (Decrease) due to:
                                                Volume        Rate         Total
                                                ------        ----         -----
Interest-earning assets:
  Loans receivable                                789         (262)         527
  Cash and other interest-
      earning assets                              104         (394)        (290)
                                                 ----         ----         ----
                                                  893         (656)         237
                                                 ----         ----         ----

Interest-bearing liabilities:
  Revolving warehouse lines                        56          (32)          24
  FDIC-insured deposits                           313         (209)         104
  Other interest-
     bearing liabilities                         (106)         (21)        (127)
                                                 ----         ----         ----
                                                  263         (262)           1
                                                 ----         ----         ----

Net interest income (expense)                     630         (394)         236
                                                 ====         ====         ====

Broker Fee Income

We derive income from origination fees earned on brokered loans generated by our retail offices. For the year ended December 31, 2001, broker fee income totaled $649,000 compared to $2.4 million for the same period in 2000. The decrease was primarily the result of our initiatives to fund more retail loans in-house and due to a decrease in the number of retail office locations.

Other Income

In addition to net interest income (expense), and gain on sale of loans, and broker fee income, we derive income from other fees earned on the loans funded such as underwriting fees, prepayment penalties, and late charge fees for delinquent loan payments.

Revenues associated with the financial products marketed by Approved Financial Solutions are also recorded in other income. For the year ended December 31, 2001, other income totaled $2.0 million compared to $2.1 million for the same period in 2000. The level of other income was affected by a reduction in the retail division, which marketed the financial products offered by AFS, and the increase in wholesale originations, which earn underwriting fees.

Comprehensive Income/Loss

For the year ended December 31, 2001 and 2000 we had other comprehensive income of $12,000 and $4,000, respectively, in the form of unrealized holding gains/losses on an Asset Management Fund investment.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $2.0 million to $9.5 million for the year, ended December 31, 2001 from 2000. The decrease was directly attributable to a decrease in the number of employees, related to our productivity enhancement and cost cutting initiatives. For the year ended December 31, 2001, salary expense decreased by $2.0 million when compared to the same period in 2000. For the year ended December 31, 2001 the commissions to loan officers increased by $.07 million when compared to the same period ended December 31, 2000. The increase was primarily due to higher loan volume. Payroll taxes and related benefits decreased by $.08 million for the year ended December 31, 2001 when compared to the same period in 2000. As of December 31, 2001, the number of full time equivalent employees was 101 compared to 207 as of December 31, 2000.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as advertising, rent, postage, printing, general insurance, travel & entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the year ended December 31, 2001 decreased by $1.9 million to $5.9 million, compared to the year ended December 31, 2000. The decrease was the result of a reduction in retail loan origination offices, the reduction in retail marketing expenses, a decline in our employee count, and our continued cost cutting efforts.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, and payment of fees to mortgage brokers, for services rendered on loan originations, and verification of mortgages. Loan production expenses for the year ended December 31, 2001 were $1.8 million compared to $1.2 million for the year ended December 31, 2000. The increase was primarily the result of increased origination volume in the wholesale broker division.

Provision for Loan Losses

The following table presents the activity in the allowance for loan losses for HFY loans which includes general and specific allowances and selected loan loss data for the year ended December 31, 2001 and the allowance for loan losses for HFY and HFS loans for the year ended December 31, 2000:

(In thousands)
                                                           2001          2000
                                                           ----          ----
Balance at beginning of year                             $ 1,479       $ 1,382
Provision charged to expense                                  91           639
Loans charged off                                           (746)       (1,086)
Recoveries of loans previously charged off                    56           544
                                                         -------       -------

* Balance at end of period                               $   880       $ 1,479
                                                         =======       =======
HFS loans receivable at December 31, 2001,
gross of valuation allowance and deferred fees           $48,464
HFY loans receivable at December 31, 2001,
gross of allowance for losses and deferred fees           11,347
HFS and HFY Loans receivable at the end of
period, gross of allowance for losses                    $59,811       $38,602

Ratio of allowance for loan losses to gross
loans receivable at the end of periods                      1.47%         3.83%

* Valuation Allowance Charges for HFS loans not recorded in allowance for loan losses as of December 31, 2001

The provision for loan losses was $91,000 for the year ended December 31, 2001 compared to $639,000 for the year ended December 31, 2000. The provision for loan losses is based on management's assessment of the loan loss risk for the associated loans. For the year ended December 31, 2001, the net decrease in the allowance for loan losses was primarily due to the change in loss reserve methodology integrating the valuation allowance for HFS loans beginning in the second quarter of 2001. The valuation allowance for HFS loans is charged as an expense to income reducing the book value of the HFS loan receivable and is not included in allowance for loan losses or in calculation of regulatory capital ratios. The valuation allowance provisions for loans held for sale and the Allowance for Loan Losses on loans held for yield are established at levels that we consider adequate to cover future loan losses relative to the composition of the current portfolio of loans. We consider characteristics of our current loan portfolio such as credit quality, the weighted average coupon, the weighted average loan to value ratio, the combined loan to value ratio, the age of the loan portfolio, recent loan sale pricing for loans with similar characteristics, estimated net realizable value of loans, and the portfolio's delinquency and loss history and current status in the determination of an appropriate allowance. Other criteria such as covenants associated with our credit facilities, trends in the demand for and pricing for loans sold in the secondary market for similar mortgage loans and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future.

Provision for Foreclosed Property Losses

The provision for foreclosed property losses was $237,000 for the year ended December 31, 2001 compared to $451,000 for the year ended December 31, 2000. The allowance for REO losses decreased for the year ended December 31, 2001, compared to December 31, 2000 primarily due to the change in loss reserve methodology adopted in 2001 to comply with regulatory guidance and because of the decline in the unit and dollar amount of REO properties. The allowance in 2001 was established such that the book value of the asset reflects the estimated net realizable value of the underlying property. The allowance in 2000 was established at approximately 75% of the appraised property value.

Sales of real estate owned yielded net losses of $500,000 for the year ended December 31, 2001 versus $792,000 for the year ended December 31, 2000.

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the year ended December 31, 2001 and 2000:

(In thousands)

                                                           2001         2000
                                                          ------       ------

Balance at beginning of year                              $  377       $  718
Provision charged to expense                                 236          451
Loss on sale of foreclosures                                (500)        (792)
                                                          ------       ------

Balance at end of period                                  $  113       $  377
                                                          ======       ======

Real estate owned at the end of period, gross
      of allowance for losses                             $  702       $1,528

Ratio of allowance for foreclosed property losses
      to gross real estate owned at the end of period      16.10%       24.67%

Assets acquired through loan foreclosure are recorded as real estate owned ("REO"). When a property is transferred to REO status, a new appraisal is ordered on the property. An allowance for REO loss is then established on that property based upon the estimated net realizable value, which is the lower of the appraised or listed price of the property less the estimated expense to liquidate. While we believe that our present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

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

                                                                  Year Ended
                                                                 December 31,
(dollars in millions)                                         2000         1999
                                                            --------------------

Dollar Volume of Loans Originated:
          Broker                                            $ 135.0      $ 126.9
Retail funded through other lenders                            47.6        151.7

Retail funded in-house non-conforming                          47.9         78.5
Retail funded in-house conforming and
government                                                     46.7         33.7
                                                            --------------------

          Total                                             $ 277.2      $ 390.8
                                                            ====================

Number of Loans Originated:
          Broker                                              1,846        2,029
Retail funded through other lenders                             682        1,809

Retail funded in-house non-conforming                           714        1,219
Retail funded in-house conforming and
government                                                      448          333
                                                            --------------------

          Total                                               3,690        5,390
                                                            ====================

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

Years Ended
December 31                                2000                     1999
                                   --------------------     --------------------
     (In thousands)                 Dollars     Percent      Dollars     Percent

                                   --------     -------     --------     -------
Broker Division
     Florida                       $ 37,032       13.4%     $ 41,415       10.6%
     North Carolina                  23,172        8.4        21,718        5.6
     Virginia                        21,858        7.9        13,520        3.5
     Pennsylvania                    18,566        6.7        12,723        3.3
     Ohio                             7,613        2.7        11,406        2.9
     Maryland                        14,375        5.2        11,215        2.9
     Georgia                          6,483        2.3         6,408        1.6
     South Carolina                     854         .3         2,677         .7
     Kentucky                             0          0         2,097         .5
     Tennessee                            0          0         1,896         .5
     Illinois                             0          0         1,172         .3
     Indiana                              0          0           619         .1
     California                       5,041        1.8             0          0
                                   --------     ------      --------     ------

     Total Broker
     Division                      $134,994       48.7%     $126,866       32.5%
                                   ========     ======      ========     ======

Retail Division:
     Maryland                      $ 29,203       10.5%     $ 68,986       17.7%
     Virginia                        18,470        6.7        51,407       13.3
     Michigan                        19,303        6.9        50,090       12.8
     Georgia                         10,842        4.0        21,596        5.5
     South Carolina                  14,755        5.3        20,482        5.2
     Ohio                            15,857        5.8        18,754        4.8
     North Carolina                       0          0        11,517        2.9
     Colorado                         8,203        2.9         7,540        1.9
     Delaware                             0          0         5,619        1.4
     Kentucky                             0          0         3,886        1.0
     Florida                              0          0         1,592         .4
     New Jersey                      25,541        9.2         1,546         .4
     Texas                                0          0           844         .2
     Pennsylvania                         0          0            91          0
                                   --------     ------      --------     ------

     Total Retail
     Division                      $142,174       51.1%     $263,950       67.5%
                                   ========     ======      ========     ======

Total Originations:
     Maryland                      $ 43,578       15.7%     $ 80,201       20.5%
     Virginia                        40,328       14.6        64,927       16.6
     Michigan                        19,303        6.9        50,090       12.8
     Florida                         37,032       13.4        43,007       11.1
     North Carolina                  23,172        8.4        33,235        8.5
     Ohio                            23,470        8.5        30,160        7.7
     Georgia                         17,325        6.3        28,004        7.2
     South Carolina                  15,609        5.6        23,159        5.9
     Pennsylvania                    18,566        6.7        12,814        3.3
     Colorado                         8,203        2.9         7,540        1.9
     California                       5,041        1.8             0          0
     Kentucky                             0          0         5,983        1.5
     Delaware                             0          0         5,619        1.4
     Tennessee                            0          0         1,896         .5
     New Jersey                      25,541        9.2         1,546         .4
     Illinois                             0          0         1,172         .3
     Texas                                0          0           844         .2
     Indiana                              0          0           619         .2
                                   --------     ------      --------     ------

     Total Originations            $277,168      100.0%     $390,816      100.0%
                                   ========     ======      ========     ======

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

The combined gain on the sale of loans was $11.0 million for the year ended December 31, 2000, which compares with $13.2 million for the same period in 1999. The decrease in the combined gain on sale of loans was primarily the result of a decrease in the amount of loans sold that were originated by the retail lending division. For the year ended December 31, 2000, approximately 45% of loans sold (conforming & non-conforming) were originated by the retail division, compared to 58% for the year ended December 31, 1999. The retail division earns fees such as origination, doc-prep, processing, etc. at the time loans are funded, which are recorded as gain on sale of loans at the time the loan is sold. Gain on the sale of mortgage loans represented 53.1% of total revenue for the year ended December 31, 2000, compared to 45.9 % of total revenue for the same period in 1999. This was primarily a result of our initiative to decrease brokered loans, revenues from which are reported in other income, and to increase the percentage of retail loan originations funded in-house, revenues from which are reported in gain on sale of loans.

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

(In thousands)                                               2000                                          1999
                                        ---------------------------------------------  ---------------------------------------------
                                                                           Average                                        Average
                                           Average                          Yield/       Average                           Yield
                                           Balance         Interest          Rate        Balance         Interest          /Rate
                                        ------------    -------------    ------------  -----------     ------------    -------------
Interest-earning assets:
     Loan receivable (1)                    $42,978           $4,568          10.63%      $67,665           $7,246           10.71%
     Cash and other interest-
         Earning assets                      12,512              623           4.98         9,227              452            4.90
                                        ------------    -------------    ------------  -----------     ------------    -------------
                                             55,490            5,191           9.35%       76,892            7,698           10.01%
                                                        -------------    ------------                  ------------    -------------

Non-interest-earning assets:
     Allowance for loan losses               (1,203)                                       (2,481)
     Investment in IMC                            0                                            71
     Premises and equipment, net              5,763                                         5,375
     Other                                    8,975                                        13,941
                                        ------------                                   -----------

     Total assets                           $69,025                                       $93,798
                                        ============                                   ===========

Interest-bearing liabilities:
     Revolving warehouse lines              $ 4,234              294           6.94%      $33,380            2,405            7.20%
     FDIC - insured deposits                 44,782            2,773           6.19        32,365            1,835            5.67
     Other interest-bearing
         liabilities                          8,074              785           9.72         7,792              717            9.20
                                        ------------                                   -----------
                                                        -------------    ------------                  ------------    -------------
                                             57,090            3,852           6.75%       73,537            4,957            6.74%
                                                        -------------    ------------                  ------------    -------------

Non-interest-bearing liabilities              1,818                                         4,096
                                        ------------                                   -----------

     Total liabilities                       58,908                                        77,633

Shareholders' equity                         10,117                                        16,165
                                        ------------                                   -----------

     Total liabilities and equity           $69,025                                       $93,798
                                        ============                                   ===========

Average dollar difference between
    Interest-earning assets and
    interest-bearing liabilities            $(1,600)                                      $ 3,355
                                        ============                                   ===========

Net interest income                                           $1,339                                        $2,741
                                                        =============                                  ============

Interest rate spread (2)                                                       2.60%                                          3.27%
                                                                         ============                                  =============

Net annualized yield on average
    Interest-earning assets                                                    2.41%                                          3.57%
                                                                         ============                                  =============

(1)Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2)Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

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

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $6.3 million to $11.5 million for the year ended December 31, 2000 from 1999. The decrease was directly attributable to a decrease in the number of employees and lower commissions expense caused by the decrease in loan volume. For the year ended December 31, 2000, salary expense decreased by $3.3 million when compared to the same period in 1999. Also the payroll and related benefits decreased by $1.3 million for the year ended December 31, 2000 when compared to the same period in 1999. The decrease was caused by a lower average number of employees, which was attributed to our cost cutting initiative. For the year ended December 31, 2000, the average full time equivalent employee count was
241.8 compared to 371 for the year ended December 31, 1999. For the year ended December 31, 2000 the commissions to loan officers decreased by $1.6 million when compared to the same period ended December 31, 1999. The decrease was primarily due to lower loan volume.

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

The provision for loan losses was $0.6 million for the year ended December 31, 2000 compared to $2.0 million for the year ended December 31, 1999. For the year ended December 31, 2000, there was an increase in the allowance for loan losses based upon management's assessment of credit risk of loans held for yield. The provision during 1999 was a result of changes in the secondary market environment for whole loan sales, which changed the composition of loans held for sale. All losses ("charge offs" or "write downs") and recoveries realized on loans previously charged off are accounted for in the allowance for loan losses.

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

Ratio of allowance for foreclosed  property losses
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

Financial Condition at December 31, 2001 and 2000

Assets

The total assets were $78.5 million at December 31, 2001 compared to total assets of $59.8 million at December 31, 2000.

Cash and cash equivalents increased by $4.0 million to $11.6 million at December 31, 2001, from $7.6 million at December 31, 2000.

Net mortgage loans receivable increased by $21.5 million to $58.2 million at December 31, 2001. The 58.6% increase in 2001 is primarily due to originating more loans than were sold in-house during 2001. We generally sell loans within sixty days of origination.

Real estate owned ("REO") decreased by $562,000 to $589,000 at December 31, 2001. The 48.8% decrease in REO resulted from the sale of $2.2 million in REO properties compared to additions of $1.4 million to REO offset by a net reduction to the allowance of $200,000 during the twelve months ended December 31, 2001.

Investments decreased by $1.8 million to $1.1 million at December 31, 2001. Investments consist primarily of an Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio and FHLB stock owned by the Bank. The 62.9% decrease in investments in 2001 is primarily due to the sale of shares of FHLB stock.

Premises and equipment decreased by $1.6 million to $3.8 million at December 31, 2001. The decrease is due to the depreciation of current assets and the charge off of equipment from closed operations for the year ended December 31, 2001 and the sale of the company's former headquarters land and building.

Goodwill (net) decreased by $912,000 to $71,000 at December 31, 2001. The decrease is due to the write down of the intangible assets for the year ended December 31, 2001 related to the closing of certain retail offices related to previous acquisitions.

Income tax receivable increased by $194,000 at December 31, 2001. The increase represents taxes to be refunded to the Company.

The deferred tax asset decreased by $1.9 million to $1.6 million at December 31, 2001. The decrease related primarily to an increase in the valuation allowance for future unrealizable benefits for the deferred tax asset of $1.9 million. The valuation allowance is based upon an assessment by management of future taxable income and its relationship to reliability of deferred tax assets. Based upon the managements expected improvements of sufficient taxable income and reversing of the temporary differences, management believes that it is more likely than not that the Company will realize the net amount of the deferred tax asset. However, there can be no assurances that the Company will generate taxable income in any future period. The remainder of the decrease relates to changes in timing differences of the deferred tax asset.

Other assets decreased by $263,000 to $1.4 million at December 31, 2001. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets. The majority of the decrease was due to collections of some receivables.

Liabilities

Outstanding balances for our revolving warehouse loans increased by $1.6 million to $3.3 million at December 31, 2001. The decrease in 2001 was primarily attributable to the increase in loans receivable.

The Bank's deposits totaled $59.9 million at December 31, 2001 compared to $34.4 million at December 31, 2000. Of the certificate accounts on hand as of December 31, 2001, a total of $40.5 million is scheduled to mature in the twelve-month period ending December 31, 2002.

Through an arrangement with a local NYSE member broker/dealer we held $2.2 million and $3.9 million in FDIC insured money market deposits as of December 31, 2001 and December 31, 2000, respectively

As of December 31, 2001, the Bank had no loans outstanding from the Federal Home Loan Bank (FHLB), compared to $3.0 million at December 31, 2000.

Promissory notes and certificates of indebtedness totaled $4.6 million at December 31, 2001 compared to $4.9 million at December 31, 2000. The 6.1% decrease is primarily due to the redemption of maturing promissory notes and certificates. During the years of 2001 and 2000, we were not soliciting new promissory notes or certificates of indebtedness. We have utilized promissory notes and certificates of indebtedness, which are subordinated to our warehouse lines of credit, to help fund its operations since 1984. Promissory notes outstanding carry terms of one to five years and interest rates between 8% and 10%, with a weighted-average rate of 9.57% at December 31, 2001. Certificates of indebtedness are uninsured deposits authorized for financial institutions, which have Virginia industrial loan association charters. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 9.37% at December 31, 2001.

Mortgage loans payable totaled $1.7 million at December 31, 2001 compared to $2.5 million at December 31, 2000. The decrease is attributable to the payoff of the mortgage held on the former headquarters building that was sold during 2001, the normal principal payments on the mortgage held on the company's current home office building and an additional principal payment of $200,000 on the same, made in 2001. The December 31, 2001 mortgage loan payable is solely related to the present home office building.

Accrued and other liabilities were $1.4 million at December 31, 2001 and 2000. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables.

Shareholders' Equity

Total shareholders' equity at December 31, 2001 was $5.4 million compared to $8.0 million at December 31, 2000. The $2.6 million decrease in 2001 was due primarily to the loss for the twelve months ended December 31, 2001.

Liquidity and Capital Resources

Our operations require access to short and long-term sources of cash. Our primary sources of cash flow result from the sale of loans through whole loan sales, loan origination fees, processing, underwriting and other fees associated with loan origination and servicing, revenues generated by Approved Financial Solutions and Global Title of Md., Inc., net interest income, and borrowings under our warehouse facilities, certificates of indebtedness issued by Approved Financial Corp. and FDIC insured deposits issued by the Bank to meet working capital needs. Our primary operating cash requirements include the funding of mortgage loan originations pending their sale, operating expenses, income taxes and capital expenditures.

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to our ability to continue to originate loans. We have historically operated, and expect to operate in the future, on a negative cash flow basis from operations based upon the timing of proceeds used to fund loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 45 days after proceeds are used to fund the loan. For the twelve months ended December 31, 2001, we used cash from operating activities of $21.4 million. For the twelve months ended December 31, 2000, cash provided by operating activities of $29.2 million.

We finance our operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the twelve months ended December 31, 2001, we increased debt from financing activities of $21.2 million, this was primarily the result of increases in certificates of deposits. For the twelve months ended December 31, 2000, we paid down debt from financing activities of $34.4 million.

Our borrowings (revolving warehouse and other credit facilities, FDIC-insured deposits, mortgage loans on our office building, subordinated debt and loan proceeds payable) were 91.3% of assets at December 31, 2001 compared to 84.3% at December 31, 2000.

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

Bank Sources of Capital

The Bank's deposits totaled $59.9 million at December 31, 2001 compared to $34.4 million at December 31, 2000. The Bank currently utilizes funds from deposits and lines of credit to fund first lien and junior lien mortgage loans. We plan to increase the use of credit facilities and seek additional funding sources in future periods.

Warehouse and Other Credit Facilities

In November 2001, we obtained a $7.0 million bank line of credit. The interest charged is based on the one month LIBOR rate and ranges from 4.43% to 5.43% over the one month LIBOR for various loans, additionally rates for Aged outstanding loans ranges from 7.43% to 8.43% over the one month LIBOR rate. All advances are subject to various transactions fees based upon the number of loans funded. As of December 31, 2001 we were in compliance with all financial covenants.

In December 2001, we obtained a $15.0 million repurchase agreement with interest at prime plus 1.25%. The line has various financial requirements including a minimum tangible net worth to exceed $916,000. As of December 31, 2001 we were in compliance with all financial covenants.

On July 21, 2000, we obtained a $40.0 million line of credit from Bank United. Effective December 29, 2000, the Company obtained an amendment to the credit line, which reduced the size of the warehouse facility to $20.0 million. As of December 31, 2000, $1.8 million was outstanding under this facility. The line of credit expired on July 21, 2001 and was not renewed. As of December 31, 2000 we were in compliance with all financial covenants.

On November 10, 1999, we obtained a $20.0 million sub-prime line of credit and a $20.0 million conforming loan line of credit from Regions Bank. The lines were secured by loans originated. As of December 31, 2000 there were no borrowings outstanding under these facilities. The lines of credit expired on November 10, 2001. As of December 31, 2000 we are in compliance with all financial covenants.

Our credit facility with the Federal Home Loan Bank (FHLB) which was for $15 million with a 50% advance rate was terminated effective October 26, 2001.

Other Capital Resources

Uninsured promissory notes and certificates of indebtedness issued by Approved Financial Corp. have been a source of capital since 1984 and are issued primarily according to an intrastate exemption from security registration. Promissory notes and certificates of indebtedness totaled $4.6 million at December 31, 2001 compared to $4.9 million at December 31, 2000. These borrowings are subordinated to FDIC insured deposits and our warehouse lines of credit. We cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer our primary state of operation.

We had cash and cash equivalents of $11.6 million at December 31, 2001. We have sufficient resources to fund our current operations. Alternative sources for future liquidity and capital resource needs may include private security sales, the public issuance of debt or equity securities, increase in FDIC insured deposits and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, the terms and covenants associated with the alternative capital source. We expect that we will continue to be challenged by a limited availability of capital, fluctuations in the market price of and premiums received on whole loan sales in the secondary market compared to premiums realized in recent years, new competition and a slow economic environment leading to a possible rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 2001 and 2000, the Bank maintained liquidity in excess of the required amount, and we anticipate that we will continue to do so.

Bank Regulatory Capital

At December 31, 2001, the Bank's book value under accounting principles generally accepted in the United States of America ("US GAAP") was $7.3 million. OTS Regulations require that institutions maintain the following capital levels:
(1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of December 31, 2001, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank's GAAP capital to regulatory capital:

                                          Tangible         Core       Risk-Based
(In thousands)                             Capital       Capital       Capital
GAAP capital                               $ 7,348       $ 7,348       $ 7,348
Add: unrealized loss on securities
Nonallowable asset: goodwill                   (71)          (71)          (71)
Additional capital item: general
allowance                                       --            --           689
Deferred Taxes                                (365)         (365)         (365)
                                           -------       -------       -------
Regulatory capital - computed                6,912         6,912         7,601
Minimum capital requirement                  1,159         3,091         4,483
                                           -------       -------       -------
Excess regulatory capital                  $ 5,753       $ 3,821       $ 3,118
                                           =======       =======       =======

Ratios:
     Regulatory capital - computed            8.94%         8.94%        13.57%
     Minimum capital requirement              1.50%         4.00%         8.00%
                                           -------       -------       -------
Excess regulatory capital                     7.44%         4.94%         5.57%
                                           =======       =======       =======

The OTS issued CEO Memorandum #137 in February of 2001 providing guidance to those institutions with a significant subprime credit exposure which established a threshold of 25% or more of an institution's Tier I regulatory capital as the starting point for greater supervisory scrutiny. A key underlying principle in the guidance is that each subprime lender is responsible for quantifying the additional risks in its subprime lending activities and determining the appropriate amounts of ALLL and capital it needs to offset those risks. We believe that our current capital ratios are appropriate for the risk levels related to our current lending activity and loan portfolio. The revised computation methodology adopted in 2001 for loan losses also assist in monitoring and providing for these risks.

Bank Regulatory Actions

As disclosed in the 10Q filings for March 31, 2001, June 30, 2001 and September 30, 2001, the Office of Thrift Supervision (the "OTS") issued a written directive to Approved Financial Corp. ( "AFC") and Approved Federal Savings Bank ( "AFSB") dated April 20, 2001, stating that as a result of AFSB's practice of assigning loans to AFC, its holding company, it was declaring AFSB a "problem association" and was declaring AFC in "troubled condition" as set forth in applicable laws and regulations.

The practice of inter-company loan assignments has been standard operating procedure between AFSB and AFC for several years. This operating procedure was disclosed during prior audits, including audits by the Company's independent public accountants and has no effect on previously audited consolidated financial statements. The Board of Directors of AFSB and AFC acknowledge and respect the authority and power of the OTS and acted promptly to implement corrective actions requested by the OTS.

Management and the Boards of Directors revised inter-company operating procedures and submitted a formal Business Plan ("Plan") to the OTS detailing such on September 24, 2001. The Board of Directors of the Bank entered into a Consent Supervisory Agreement ("Agreement") with the Office of Thrift Supervision on December 3, 2001 as filed on Form 8K. In addition to the required adherence to all banking and lending regulations and various confirmation of compliance oversight required from the Board of Directors, the primary corrective actions and new operating procedures outlined in the Plan and/or the Agreement include the following.

      1. Organizational Structure and Management: Immediately upon receipt of the Directive Letter, the Chairman of the Board and the President of AFSB resigned their positions. A revised organizational structure was submitted in the Plan and has been implemented that establishes a "wall" between AFSB and AFC. Under the revised structure all AFC staff report to a manager or officer of AFC and all AFSB staff report to a manager or officer of AFSB. The OTS issued a non-objection letter relating to the following slate of Bank officers and their compensation arrangements. These officers consist of qualified individuals who were employed by AFSB or AFC prior to April 20, 2001 thus eliminating the expense and time involved in making a transition to outside independent management as initially directed by the OTS.

            |_| Jean S. Schwindt, President & COO of AFSB. Ms. Schwindt has served as Director of AFC since 1992, Director of AFSB since 1996 and as an officer of AFC since 1998. Ms. Schwindt has over twenty years of financial services experience working primarily in highly regulated environments.

            |_| Neil Phelan, Executive Vice President and Director of AFSB. Mr. Phelan has served as a Director of AFC since 1997, Director of AFSB since 1996 and as an officer of AFC since 1995. Mr. Phelan has over twenty years of financial services experience primarily in the mortgage lending area.

            |_| Phil Gray, Senior Vice President and Controller of AFSB. Mr. Gray has served as Controller of AFC since 1997 and as controller of AFSB since 2000. Mr. Gray is a Certified Public Accountant and has over eighteen years of experience with various companies where he served in the capacity of Chief Financial Officer or Controller.

            |_| Lynn-LaVigne-Fiamingo, Vice President of AFSB. Ms. LaVigne-Fiamingo has served as a member of AFSB management since 1998 and as Vice President of AFSB since 2000. Ms. LaVigne-Fiamingo has over twenty years of experience in the financial services industry, primarily with credit unions and banking institutions.

      2. Board of Directors: OTS issued non-objection letters approving two new AFSB Director nominee requests. The Board of Directors of AFSB, in addition to the four Directors that are employed by either AFC or AFSB, has four outside Directors as follows.

            |_| Leon Perlin has served on the Board of Directors of the Bank since 1996. Mr. Perlin was an initial investor in AFC when current management purchased the company in 1984 and has served on the board of AFC since 1984.

            |_| The Board of Directors nominated Dennis J. Pitocco as a new outside Director of AFSB at a meeting held on April 25, 2001. This nomination became effective upon receipt of a letter dated May 25, 2001, from the OTS approving Mr. Pitocco as a Director. Mr. Pitocco's experience includes 27 years in the financial services industry having served in management positions for domestic regulated banking institutions and domestic and international non-bank lending institutions.

            |_| Eric Yeakel, who has been a Director of AFSB since 1996 and the Chief Financial Officer of AFC since 1994, resigned his position as Chief Financial Officer in July of 2001. Mr. Yeakel now serves as an outside Director of AFSB.

            |_| Thomas Frunzi, joined the Board effective upon receipt of a non-objection letter from the OTS related to his nomination for such on January 24, 2002. Mr. Frunzi has extensive management background in the financial services industry primarily in insurance related products.

      3. Loan Assignments: AFSB ceased assignment of loans to AFC on April 19, 2001. However, as of June 27, 2001, the OTS permitted AFSB to assign loans to AFC with AFSB receiving the full principal amount of the loan at time of assignment, which provided for the temporary use of a warehouse credit facility available to AFC at that time to fund loans. AFSB entered into separate warehouse credit facilities in the fourth quarter of 2001 and such loan assignments between AFSB and AFC were no longer applicable.

      4. Transfer of Assets and Promissory Note: Loans assigned to AFC by AFSB prior to April 21, 2001 and other assets owned by AFC including mortgage loans, the home office building, land and furniture and equipment were transferred from AFC to AFSB during the second quarter of 2001. In the March Thrift Financial Report filed with the OTS, AFSB recorded a charge to income as a provision to an Allowance established for an estimated loss on the net inter-company receivable due to AFSB after the transfer of these assets. This first quarter expense related to the inter-company Allowance was estimated and recorded on AFSB's income statement as an expense and recorded as an Allowance on AFSB's balance sheet in the first quarter of 2001. The Allowance was then charged against the inter-company receivable on AFSB balance sheet in the second quarter of 2001 after adjusting for the final valuation of all assets transferred during the second quarter. There was no related effect on the consolidated statements of income (loss) and comprehensive income (loss). In November of 2001, AFC and AFSB executed an intercompany Promissory Note equal to the amount charged off by AFSB for the loss intercompany receivable. The Promissory Note provides for quarterly interest payments commencing January 1, 2002 and quarterly principal payments commencing July 1, 2002 with the remaining balance due in full on July 1, 2007. The note can be prepaid without penalty at any time. As this is an intercompany transaction, there is no effect on the consolidated income statement.

      5. Limitation of Growth of Assets and Lending Policy: We are required to underwrite mortgage loans according to the underwriting criteria of our investors, according to risk-based pricing guidelines and to insure that consumer disclosure and file documentation is in compliance with lending regulations. Asset growth is limited to the extent that we must not increase the dollar amount or number of loans in our held for yield portfolio, thus loans originated are held for sale and marketed to market monthly.

      6. Transactions with Affiliates. All transactions between the Bank and AFC or AFC non-bank affiliates must comply with the provisions of 12 U.S.C. Section 1468. A fee schedule for services rendered by AFC for AFSB has been developed whereby AFC performs services such as underwriting, processing, doc/closing, loan servicing and collections, quality control, secondary marketing, Human Resource, MIS and Corporate Administration. Payments to AFC from AFSB for services rendered applying this fee schedule for the months of June 2001 through December 2001 was approved by the OTS.

      7. Financial Modeling tool: An internal financial projection model was used as the primary development tool for the Plan and the revised inter-company procedures and fee schedules. Stress testing was conducted to evaluate the financial position of AFC and AFSB under various business conditions and applying various assumptions for loan volume and whole loan sale revenue. The model is a dynamic tool and therefore is revised periodically to adjust to changes in operations.

      8. Provision for Loan Loss Methodology: We revised our methodology for loss allowances on loans held for sale, held for yield and real estate acquired through foreclosure.

            As of each financial reporting date, management evaluates and reports all held for sale loans at the lower of cost or market value. Any decline in value, including those attributable to credit quality, are accounted for as a charge to provision for valuation allowance for held-for-sale loans, not as adjustments to the allowance for loan and lease losses (ALLL). Such provision is charged against income and not reported as part of ALLL, and therefore is not eligible for inclusion in Tier 2 capital for risk based capital purposes. Valuation allowances are established based on the age of the loan as well as special circumstances known to management that merit a valuation allowance. Loans held 90 days or less that do not fall into a special circumstance category are carried at cost. A valuation allowance of 5.5% is charged against first lien non-conforming mortgage loans held over 90 days and a valuation allowance of 20% is charged against subordinated liens held over 90 days that do not fall into a special circumstance category. All loans considered to be special circumstance are carried at the net realizable value. The net realizable value represents the current appraised or listed property valuation less estimated cost to liquidate the property. The difference in the principal value of the loan and the net realizable value is recorded as a Valuation Allowance and is not recorded in ALLL.

            Held for Yield Loans ("HFY"): The methodology adopted for determining the ALLL is in accordance with interagency guidance issued July 2001. ALLL is calculated based on delinquency status of loans held for yield or based on other special circumstance known to management that requires a loss reserve. Currently, a general reserve is recorded in ALLL of 5% for first lien and 10% for second lien mortgage loans with current payment status. A 10% general reserve is established for first lien mortgage loans delinquent 91 to 120 days and 100% (charge off) general reserve is established for second lien mortgage loans delinquent over 90 days. For first lien mortgages over 120 days delinquent a specific reserve is established based on the net realizable value of the loan. The net realizable value represents the current appraised or listed property valuation less estimated cost to liquidate the property. The difference in the principal value of the loan and the net realizable value is recorded as a Valuation Allowance and is not recorded in ALLL.

            Real Estate Owned ("REO") Property acquired through foreclosure is carried at the net realizable value. The net realizable value represents the current appraised or listed property valuation less estimated cost to liquidate the property.

      9. Warehouse Line of Credit: The Agreement requires AFSB to use its best efforts to obtain adequate warehouse line of credit facilities at the Association for the purpose of providing additional funding sources for loans held for sale. We acquired two credit facilities in the fourth quarter of 2001 for a total of $22 million.

      10. Dividend Policy: The Bank adopted a policy whereby a request for dividends will not be made to the OTS until the Bank's regulatory capital levels are restored to at least the levels reported as of December 31, 2000 and the Bank will remain well-capitalized following the payment of the dividend.

      11.   Financial Reporting Policy

      The OTS is provided with the following Daily Financial Reports based on consolidated activity for AFC as of the 15th and final day of each calendar month:

            i. Loan Funding Report, listing by day the number and dollar amount of loans funded, categorized by retail conforming, retail non-conforming, retail government, wholesale -East Division, and wholesale - West Division;

            ii. Loan Sales Report, listing by day the number and dollar amount of loans sold to investors and average sales premiums, categorized by investor;

            iii. Sources of Funds Report, listing by day the aggregate balance of deposit liabilities, the balance and unused capacity of all other borrowings, categorized by source, and the balance of liquid assets, categorized by type; and

      12. The OTS is provided each Daily Financial Report, as of the 15th day of the month, no later than the 20th day of the month and each Daily Financial Report, as of month end, no later than the 5th day of the following month.

      The OTS is provided with the following Monthly Financial Reports no later than the 30th day of the month following the month for which the report is prepared:

            i. Monthly Income Statement (AFC and AFSB-only);

            ii. Month-end Statement of Financial Condition (AFC and AFSB only); and

            iii. Month-end Deposit Maturity Schedule.

      13. We elected to establish a policy concerning Loans to Officers, Directors and Other Affiliated Parties, whereby such activity is not allowed.

      14. As a result of the Directive Letter, AFC and AFSB are subject to additional fees, applications, notices and loss of expedited status. Related to such a $523 fee was associated with the application for the two new directors of AFSB. A fee of $500 was associated with the application for each of the new executive officers. The OTS semi annual assessment increased from $9,000 to $18,000 for the 2nd half of 2001.

Many provisions stated in the Directive and the Plan were addressed by means of execution of the Agreement in December 2001. The OTS has responded verbally and/or in writing to various parts of the Plan and issued a letter to the President of the Bank, dated March 14, 2002 requesting that the Bank submit a Revised Plan consisting of Plan items not addressed in the Agreement, revisions of the formal presentation of two sections to reflect the implemented changes as discussed with the examiners and to expand on the Bank's Policies related to the minimum capital requirements for sub-prime lending as discussed in the OTS CEO #137 memorandum dated February 2, 2001 and related to interest rate risk monitoring.

Interest Rate Risk Management

We originate mortgage loans for sale as whole loans. We mitigate our interest rate exposure, and the related need for hedging activity, by selling most of the loans within sixty days of origination. Currently loans held for yield by the Bank are primarily composed of adjustable rate mortgages in order to minimize the Bank's interest rate risk exposure. However, excluding the Bank's loans held for investment the majority of loans held beyond the normal sixty-day holding period are fixed rate instruments. Since most of our borrowings have variable interest rates, we have exposure to interest rate risk. For example, if market interest rates were to rise between the time we originate the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of our fixed rate mortgage loans held for sale, we, in certain cases, may enter into transactions such as Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. If the value of an interest rate hedge position decreases, offsetting an increase in the value of the hedged loans, upon settlement with the counter-party, we will pay the hedge loss in cash and realize the corresponding increase in the value of the loans. Conversely, if the value of a hedge position increases, offsetting a decrease in the value of the hedged loans, we will receive the hedge gain in cash at settlement. We may in the future enter into forward loan sale commitments with investors for our non-conforming mortgages. Prior to entering into any type of hedge transaction or forward loan sale commitment, we perform an analysis of the loan associated with the transaction or commitment taking into account such factors as credit quality of the loans, interest rate and term of the loans, as well as current economic market trends, in order to determine the appropriate structure and/or size of a hedge transaction or loan sale commitment that will limit our exposure to interest rate risk. We had no hedge contracts or forward commitments outstanding at December 31, 2001. We have not entered into any hedge contracts since the fourth quarter of 1997.

New Accounting Standards

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of provisions of SFAS No. 125 without reconsideration. The Statement requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or re-pledge. The Statement includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. FAS 140 did not have a material effect on financial condition or results of operations.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. We do not believe that the adoption of this pronouncement will have a material impact on our financial statements.

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

The loans we originate are intended for sale in the whole loan secondary market; therefore, the effect on interest rates from inflation trends has a diminished effect on the results of operations. However, the portfolio of loans held for yield, is more sensitive to the effects of inflation and changes in interest rates. Profitability may be directly affected by the level and fluctuation of interest rates, which affect our ability to earn a spread between interest received on loans and the costs of borrowings. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. (See also: "Interest Rate Risk Management").

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

The majority of the loans originated are sold through loan sale strategies in an attempt to limit exposure to interest rate risk in addition to generating cash revenues. We sold, during 2000 and 2001, approximately 98.6% of the total loans originated and funded in-house during the year ended December 31, 2000. Also, we sold, during 2001 approximately 95.4% of loans originated and funded in-house during the period beginning January 1, 2001 and ending November 30, 2001. We expect to sell the majority of our loan originations, other than loans specifically originated to hold for investment and yield, during the same twelve-month period in which they are funded in future periods. As a result, loans are held on average for less than 12 months in our portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at December 31, 2001, as anticipated, and is expected to remain negative in future periods. We have no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that we sell the majority of our loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

Our one-year gap was a negative 17.86% of total assets at December 31, 2001, as illustrated in the following table:

                                                        One Year          Two          Three to      More Than
           Description                     Total         Or Less         Years        Four Years    Four Years
Interest earning assets:
Loans held for sale (1)                    48,503         17,033          1,464          3,053         26,953
Loans held for yield (1)                   11,228          3,770            229            762          6,467
Cash and other
    interest-earning assets                11,627         11,627             --             --             --
                                         ---------------------------------------------------------------------

                                           71,358         32,430          1,693          3,815         33,420
                                                        ======================================================

Allowance for loan losses                  (1,497)
Premises and equipment, net                 3,793
Other                                       4,871
                                         --------

Total assets                             $ 78,525
                                         ========

Interest-bearing liabilities:
Revolving warehouse lines                   3,280          3,280             --             --             --
FDIC - insured deposits                    59,903         40,055         10,053          9,795             --
FDIC - insured money market account         2,232          2,232             --             --             --
Other interest-bearing
      Liabilities                           6,327            890          1,167          2,639          1,631
                                         ---------------------------------------------------------------------
                                           71,742         46,457         11,220         12,434          1,631
                                                        ======================================================

Non-interest-bearing liabilities            1,400
                                         --------
Total liabilities                          73,142
Shareholders' equity                        5,383
                                         --------

Total liabilities and equity             $ 78,525
                                         ========

Maturity/repricing gap                                  $(14,027)      $ (9,527)      $ (8,619)      $ 31,789
                                                        ======================================================

Cumulative gap                                          $(14,027)      $(23,554)      $(32,173)      $   (384)
                                                        ======================================================

As percent of total assets                                (17.86)%       (30.00)%       (40.97)%        (0.49)%

Ratio of cumulative interest earning
  Assets to cumulative interest
  bearing liabilities                                       0.70           0.59           0.54           0.99

================================================================================
(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

The principal quantitative disclosure of our market risks is the above gap table. The gap table shows that the one-year gap was a negative 17.9% of total assets at December 31, 2001. We originate fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of December 31, 2001, 56.0% of the principal on the loans were expected to be received more than four years from that date. However, our activities are financed with short-term loans and credit lines, 64.8% of which re-price within one year of December 31, 2001. We attempt to limit our interest rate risk by selling a majority of the loans that we originate. If our ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, we could be subject to substantial interest rate risk.

Profitability may be directly affected by the level of, and fluctuations in, interest rates, which affect our ability to earn a spread between interest received on our loans and the cost of borrowing. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect our ability to purchase and originate loans and would reduce the value of loans held for sale. A significant decline in interest rates could decrease the size of our loan-servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent mortgage loan servicing rights in future periods have been capitalized on our books, higher than anticipated rates of loan prepayments or losses could require us to write down the value of these assets, adversely affecting earnings.

In an environment of stable interest rates, our gains on the sale of mortgage loans would generally be limited to those gains resulting from the yield differential between mortgage loan interest rates and rates required by secondary market purchasers. A loss from the sale of a loan may occur if interest rates increase between the time we establish the interest rate on a loan and the time the loan is sold. Fluctuating interest rates also may affect the net interest income earned, resulting from the difference between the yield to us on loans held pending sale and the interest paid for funds borrowed. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that we will realize gains on the sale of financial assets in future periods.

As with other investments, the Bank regularly monitors mortgage loans in its portfolio and may decide from time to time to sell such loans as part of its overall asset liability and interest rate risk monitoring activity.

Asset Quality

The following table summarizes all of our delinquent loans at December 31, 2001 and 2000:

(in thousands)
                                                             2001          2000
                                                           -------       -------

Delinquent 31 to 60 days                                   $    51       $   362
Delinquent 61 to 90 days                                       710           164
Delinquent 91 to 120 days                                      398           354
Delinquent 121 days or more                                  1,525           955
                                                           -------       -------

Total delinquent loans (1)                                 $ 2,684       $ 1,835
                                                           =======       =======

Total loans receivable
   outstanding, gross                                      $59,811       $38,602
                                                           =======       =======

Delinquent loans as a percentage
   of total loans outstanding:
Delinquent 31 to 60 days                                      0.09          0.94
Delinquent 61 to 90 days                                      1.19          0.42
Delinquent 91 to 120 days                                     0.67          0.92
Delinquent 121 days or more                                   2.55          2.47
                                                           -------       -------

Total delinquent loans as a percentage
   of total loans outstanding                                 4.49          4.75
                                                           -------       -------
Reserve as a % of delinquent loans                           32.79          80.6
                                                           =======       =======

----------
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 60 days or more past due. Non-accrual loans were $2.6 million and $1.4 million at December 31, 2001 and 2000, respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $256,000 and $148,000 for the year ended December 31, 2001 and 2000, respectively. The amount of interest income on the non-accrual loans that was included in net income for the year ended December 31, 2001 and 2000 was $108,000 and $95,000, respectively.

Loans delinquent 31 days or more as a percentage of total loans outstanding decreased to 4.49% at December 31, 2001 from 4.75% at December 31, 2000.

At December 31, 2001 and 2000 the recorded investment in loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $1.9 million and $1.3 million, respectively. The average recorded investment in impaired loans for the year ended December 31, 2001 and 2000 was approximately $1.4 million and $1.9 million, respectively.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report thereon, the notes thereon and the supplementary data commencing on page 1 of the financial statements in this report, which financial statements, reports, notes and data are incorporated by reference.

            ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

The company changed accountants during the twelve months ended December 31, 2001 to Grant Thornton LLP. There were no disagreements with the prior accountants, PricewaterhouseCoopers LLP.

                                    PART III

                   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Information regarding Directors and Executive Officers appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 10, 2002 and is incorporated herein by reference.

                        ITEM 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 10, 2002 and is incorporated herein by reference.

           ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 10, 2002 and is incorporated herein by reference.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions appears in the definitive proxy statement for the Annual Shareholder's Meeting to be held on June 10, 2002 and is incorporated herein by reference.

                                     PART IV

               ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

Audited Financial Statements

The following 2000 Consolidated Financial Statements of Approved Financial Corp. and Subsidiaries are included:

- Report of Independent Accountants ...................................  6
- Consolidated Balance Sheets .........................................  8
- Consolidated Statements of Income and Comprehensive Income (Loss) ...  9
- Consolidated Statements of Shareholders' Equity .....................  10
- Consolidated Statements of Cash Flows ...............................  11 - 12
- Notes to Consolidated Financial Statements ..........................  13 - 44
- Consolidating Balance Sheet .........................................  45
- Consolidating Income Statement ......................................  46

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
  Exhibit                          Description                       Page Number
  Number
--------------------------------------------------------------------------------
3.1         Amended and Restated Articles of Incorporation of the
            Company (Incorporated by Reference to Appendix A of
            the Form 10 Registration Statement Filed February 11,
            1998)
--------------------------------------------------------------------------------
4.1         Trust Indenture Agreement by Approved Financial Corp.,
            a Virginia corporation (the "Company"), and US Bank
            Trust, national association as trustee (the
            "Trustee"). Incorporated by reference to the S-1
            registration statement date December 14, 2000)
--------------------------------------------------------------------------------
3.2         Amended and Restated Bylaws of the Company
            Incorporated by Reference to Appendix B of the Form 10
            Registration Statement Filed February 11, 1998)
--------------------------------------------------------------------------------
10.1        Approved Financial Corp. Incentive Stock Option Plan
            (Incorporated by Reference to Appendix C of the Form
            10 Registration Statement Filed February 11, 1998)
--------------------------------------------------------------------------------
10.2        Employment Agreement between the Company and Neil W.
            Phelan (Incorporated by Reference to Appendix D of the
            Form 10 Registration Statement Filed February 11,
            1998)
--------------------------------------------------------------------------------
10.3        Employment Agreement between the Company and Neil W.
            Phelan as amended November 17, 2000. (Incorporated by
            reference to exhibit 10.3 of S-1 debt registration
            statement filed December 14, 2000.)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  Exhibit                          Description                       Page Number
  Number
--------------------------------------------------------------------------------
10.4        Employment Agreement between the Company and Stanley
            W. Broaddus (Incorporated by Reference to Appendix E
            of the Form 10 Registration Statement Filed February
            11, 1998)
--------------------------------------------------------------------------------
10.5        Employment Agreement between the Company and Stanley
            W. Broaddus dated December 1, 2000 (Incorporated by
            reference to exhibit 10.5 of S-1 debt registration
            statement filed December 14, 2000.)
--------------------------------------------------------------------------------
10.6        Employment Agreement between the Company and Jean S.
            Schwindt dated February 1999 (Incorporated by
            reference to exhibit 10.23 of Form 10K filed March 31,
            1999.)
--------------------------------------------------------------------------------
10.7        Employment Agreement as amended between Company and
            Jean S. Schwindt dated December 1, 2000. (Incorporated
            by reference to exhibit 10.9 of S-1 debt registration
            statement filed on December 14, 2000)
--------------------------------------------------------------------------------
10.8        Employment Contract between the Company and Barry
            Epstein dated September 18, 2000 (Incorporated by
            reference to Exhibit 10 filed with Form 10Q on
            September 14, 2000)
--------------------------------------------------------------------------------
10.9        Employment Contract between the Company and Allen D.
            Wykle dated December 1, 2000. (Incorporated by
            reference to exhibit 10.11 of S-1 debt registration
            statement filed December 14, 2000)
--------------------------------------------------------------------------------
10.10       Mills Value Adviser, Inc, Investment Management
            Agreement/Contract with the Company (Incorporated by
            Reference to Appendix I of the Form 10 Registration
            Statement Filed February 11, 1998)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  Exhibit                          Description                       Page Number
  Number
--------------------------------------------------------------------------------
10.11       Share Purchase Agreement for Purchase of Controlling
            Interest in Approved Federal Savings Bank (Formerly
            First Security Federal Savings Bank, Inc.)
            (Incorporated by Reference to Appendix J of the Form
            10 Registration Statement Filed February 11, 1998)
            Description
--------------------------------------------------------------------------------
10.12       Purchase Agreement between the Company and MOFC, Inc.,
            Incorporated by reference to exhibit 10.14 of Form 10K
            filed March 30,2000)
--------------------------------------------------------------------------------
10.13 Option Agreement between the Company and Allen D. Wykle.(Incorporated by reference to exhibit 10.16 of
            Form 10K filed March 30,2000)
--------------------------------------------------------------------------------
10.14 Option Agreement between the Company and Jean S. Schwindt.(Incorporated by reference to exhibit 10.17 of Form 10K filed March 30,2000)
--------------------------------------------------------------------------------
10.15 Option Agreement between the Company and Neil S. Phelan.(Incorporated by reference to exhibit 10.19 of
            Form 10K filed March 30,2000)
--------------------------------------------------------------------------------
10.16 Option Agreement between the Company and Stanley Broaddus.(Incorporated by reference to exhibit 10.20 of Form 10K filed March 30,2000)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  Exhibit                          Description                       Page Number
  Number
--------------------------------------------------------------------------------
10.17       Stock Appreciation Rights Agreement with Jean S.
            Schwindt (Incorporated by Reference to Appendix K of
            the Form 10 Registration Statement Filed February 11,
            1998)
--------------------------------------------------------------------------------
10.18       Amendment to Stock Appreciation Rights Agreement with
            Jean S. Schwindt (Incorporated by reference to Exhibit
            10.22 of Form 10K filed on March 30,2000)
--------------------------------------------------------------------------------
10.19       Gregory J. Witherspoon Registration Rights Agreement
            (Incorporated by Reference to Appendix M of the Form
            10 Registration Statement Filed February 11, 1998)
--------------------------------------------------------------------------------
10.20       IMPAC Warehouse Lending Group dated November 7, 2001
--------------------------------------------------------------------------------
16.1        Letter of resignation of PriceWaterhouseCoopers LLP
            confirming no disagreements with Registrant to statement in
            Form 8-K (incorporated by reference to Form 8-K as filed on September 26, 2001).
--------------------------------------------------------------------------------
16.2 Engagement of Grant Thorton LLP as certified public accountant (incorporated by reference to Form 8-K filed on October 29, 2001)
--------------------------------------------------------------------------------
21          Subsidiaries of the registrant (Incorporated by
            reference to exhibit 21 of S-1 debt registration
            statement filed December 14, 2000)
--------------------------------------------------------------------------------
25          FORM T-1. Statement of eligibility and qualification
            under the Trust Indenture Act of 1939 of corporation
            designated to act as trustee. (Incorporated by
            reference to the S-1 debt registration statement filed
            December 14, 2000)
--------------------------------------------------------------------------------
99.1        Form of Prospectus Supplement, Order Form and Other
            materials. (Incorporated by reference to the S-1 debt
            registration statement filed December 14, 2000)
--------------------------------------------------------------------------------
99.2        Consent Supervisory Agreement with OTS (incorporated by reference to Form 8-K filed on December 18, 2001)
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APPROVED FINANCIAL CORP.
                                    (Registrant)


Date: March 31, 2002                By:


                                            Treasurer and
                                            Chief Financial Officer


Date: March 31, 2002                By:       /s/ Allen D. Wykle
                                        ---------------------------------
                                            Allen D. Wykle
                                            Chairman of the Board of Directors
                                            President, and Chief Executive
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2002                By:


                                            Treasurer and
                                            Chief Financial Officer


Date: March 31, 2002                By:       /s/ Allen D. Wykle
                                        ---------------------------------
                                            Allen D. Wykle
                                            Chairman of the Board of Directors
                                            President, and Chief Executive
                                            Officer


Date: March 31, 2002                By:       /s/ Stanley W. Broaddus
                                        --------------------------------
                                            Stanley W. Broaddus
                                            Director, Vice President and
                                            Secretary


Date: March 31, 2002                By:       /s/ Jean S. Schwindt
                                        -----------------------------------
                                            Jean S. Schwindt
                                            Director and Executive Vice
                                            President


Date: March 31, 2002                By:       /s/ Neil W. Phelan
                                        ----------------------------------
                                            Neil W. Phelan

Date: March 31, 2002                By:       /s/ Arthur Peregoff
                                        ----------------------------------
                                            Arthur Peregoff
                                            Director

Date: March 31, 2002                By:       /s/ Leon H. Perlin
                                        -----------------------------------
                                            Leon H. Perlin
                                            Director


Date: March 31, 2002                By:       /s/ Oscar S. Warner
                                        ----------------------------------
                                            Oscar S. Warner
                                            Director

Date: March 31, 2002                By:       /s/ Gregory Witherspoon
                                        --------------------------------------
                                            Gregory Witherspoon
                                            Director

                            APPROVED FINANCIAL CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999

APPROVED FINANCIAL CORP.

Contents
Pages
-----

Reports of Independent Accountants ....................................  6 - 7

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000 ..........  8

Consolidated Statements of Income (Loss) and Comprehensive
Income (Loss) for the years ended December 31, 2001, 2000 and 1999 ....  9

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999 ................................  10

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999 ......................................  11 - 12

Notes to Consolidated Financial Statements ............................  13 - 43

Quarterly Financial Data ..............................................  44

Consolidating Balance Sheet as of December 31, 2001 ...................  45

Consolidating Statements of Income (Loss) for the year ended
December 31, 2001 .....................................................  46

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Approved Financial Corp.

We have audited the accompanying consolidated balance sheet of Approved Financial Corp. and Subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of income (loss) and comprehensive income
(loss), shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for the two years ended December 31, 2000 and 1999, were audited by other auditors whose report dated February 23, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit of the consolidated financial statements referred to above were conducted for the purpose of forming an opinion on the consolidated financial statements as a whole. The supplemental consolidating balance sheet as of December 31, 2001 and the supplemental consolidating statement of income (loss) for the year ended December 31, 2001, are presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the audit procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.




/s/ Grant Thornton, LLP
Vienna, Virginia
February 27, 2002

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Approved Financial Corp.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders' equity and cash flows present fairly, in all material respects, the financial position of Approved Financial Corp. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Harrisburg, PA
February 23, 2001

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(Dollars in thousands, except per share amounts)

                      ASSETS                                             2001         2000
                                                                       -------      -------
          Cash                                                         $11,627      $ 7,597
          Mortgage loans held for sale, net                             47,886       22,438
          Mortgage loans held for yield, net                            10,348       14,274
          Real estate owned, net                                           589        1,151
          Investments                                                    1,056        2,847
          Income taxes receivable                                          194           --
          Deferred tax asset, net                                        1,607        3,504
          Premises and equipment, net                                    3,793        5,408
          Goodwill, net                                                     71          983
          Other assets                                                   1,354        1,617
                                                                       -------      -------

           Total assets                                                $78,525      $59,819
                                                                       =======      =======

               LIABILITIES AND EQUITY

Liabilities:
          Revolving warehouse loan                                     $ 3,280      $ 1,694
          FHLB bank advances and line of credit                             --        3,000
          Mortgage notes payable                                         1,745        2,529
          Notes payable-related parties                                  2,499        2,818
          Certificate of indebtedness                                    2,063        2,043
          Certificates of deposits                                      59,903       34,432
          Money market account                                           2,232        3,926
          Accrued and other liabilities                                  1,420        1,366
                                                                       -------      -------

          Total liabilities                                             73,142       51,808
                                                                       -------      -------

Commitments and contingencies                                               --           --

Shareholders' equity:
          Preferred stock series A, $10 par value;                           1            1
            Noncumulative, voting:
                         Authorized shares - 100
                         Issued and outstanding shares - 90
          Common stock, par value - $1                                   5,482        5,482
                         Authorized shares - 40,000,000
                         Issued and outstanding shares - 5,482,114
          Accumulated other comprehensive loss                              --          (12)
          Additional capital                                               552          552
          Retained (deficit) earnings                                     (652)       1,988
                                                                       -------      -------

            Total equity                                                 5,383        8,011
                                                                       -------      -------

              Total liabilities and equity                             $78,525      $59,819
                                                                       =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) for the years ended December 31, 2001, 2000 and 1999
(In thousands, except per share amounts)

                                                             2001          2000          1999
Revenue:
     Gain on sale of loans                                 $ 13,831      $ 10,971      $ 13,202
     Interest income                                          5,428         5,191         7,698
     Broker fee income                                          649         2,399         6,077
     Other fees and income                                    2,031         2,081         1,757
                                                           --------      --------      --------
                                                             21,939        20,642        28,734
                                                           --------      --------      --------

Expenses:
     Compensation and related                                 9,462        11,477        17,765
     General and administrative                               5,872         7,779        12,497
     Write down of goodwill                                     845            --         1,131
     Loss on sale/disposal of fixed assets                      162            42           796
     Loss on write off of securities                             --            --            73
     Loan production expense                                  1,792         1,151         1,930
     Interest expense                                         3,853         3,852         4,957
     Provision for loan and foreclosed property losses        1,110         1,089         2,256
                                                           --------      --------      --------
                                                             23,096        25,390        41,405
                                                           --------      --------      --------

          Loss before income taxes                           (1,157)       (4,748)      (12,671)

Provision for (benefit from) income taxes                     1,483        (1,456)       (4,749)
                                                           --------      --------      --------

          Net loss                                           (2,640)       (3,292)       (7,922)

Other comprehensive loss, net of tax:
  Unrealized gain (losses) on securities:
    Unrealized holding gain (loss) during period                 12             4           (46)
                                                           --------      --------      --------

Comprehensive loss                                         $ (2,628)     $ (3,288)     $ (7,968)
                                                           ========      ========      ========

Net income (loss) per share:
          Basic                                            $  (0.48)     $  (0.60)     $  (1.45)
                                                           ========      ========      ========

          Diluted                                          $  (0.48)     $  (0.60)     $  (1.45)
                                                           ========      ========      ========

Weighted average shares outstanding:
          Basic                                               5,482         5,482         5,482
                                                           ========      ========      ========

          Diluted                                             5,482         5,482         5.482
                                                           ========      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

                                                Preferred Stock
                                                    Series A                 Common Stock
                                              -------------------      ------------------------
                                              Shares       Amount       Shares           Amount
                                              ------       ------      ---------         ------
Balance at December 31, 1998                    90           $1        5,482,114         $5,482
   Net loss
   Issuance of common stock
   Repurchase common stock
   Unrealized loss on investments
   available for sale, net of tax of $10.1
                                              ------       ------      ---------         ------

Balance at December 31, 1999                    90            1        5,482,114          5,482
   Net loss
   Issuance of common stock
   Unrealized loss on investments
   available for sale, net of tax of $5.9
                                              ------       ------      ---------         ------

Balance at December 31, 2000                    90            1        5,482,114          5,482
   Net loss
   Unrealized loss on investments
   Available for sale, net of tax of $5.9
                                              ------       ------      ---------         ------

Balance at December 31, 2001                    90           $1        5,482,114         $5,482
                                              ======       ======      =========         ======

                                                                Accumulated
                                                                  Other
                                              Additional       Comprehensive        Retained
                                               Capital         Income (Loss)        Earnings        Total
                                              ----------       -------------      -----------      -------
Balance at December 31, 1998                     $552              $ 30             $13,902        $19,267
   Net loss                                                                          (7,922)        (7,922)
   Issuance of common stock
   Repurchase common stock
   Unrealized loss on investments
   available for sale, net of tax of $10.1                          (46)                               (46)
                                              ----------       -------------      -----------      -------

Balance at December 31, 1999                      552               (16)              5,280         11,299
   Net loss                                                                          (3,292))       (3,292)
   Issuance of common stock
   Unrealized loss on investments
   available for sale, net of tax of $5.9                             4                                  4
                                              ----------       -------------      -----------      -------

Balance at December 31, 2000                      552               (12)              1,988          8,011
   Net loss                                                                          (2,640)        (2,640)
   Unrealized loss on investments                                    12                                 12
   Available for sale, net of tax of $5.9
                                              ----------       -------------      -----------      -------

Balance at December 31, 2001                     $552              $ --               $(652)        $5,383
                                              ==========       =============      ===========      =======

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2001, 2000 and 1999
(In thousands)

                                                               2001           2000           1999
                                                            ---------      ---------      ---------
Operating activities
     Net income (loss)                                      $  (2,640)     $  (3,292)     $  (7,922)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation of premises and equipment                  796            643          1,105
          Amortization of goodwill                                 67            137            455
          Provision for loan losses                                91            639          2,042
          Provision for losses on real estate owned               237           (341)           214
          Unrealized loss on loans held for sale                  782             --             --
          Deferred tax expense                                  1,897         (1,337)         1,706
          (Gain) loss on sale of securities                         6             --             81
          Loss on sale of real estate owned                        --            792            648
          Loss on sale/disposal of fixed assets                   162             42            796
          Loss on write down of goodwill                          845             --          1,131
          Proceeds from sale and prepayments of loans         350,404        268,185        286,089
          Originations of loans, net                         (360,340)      (229,490)      (240,017)
          Gain on sale of loans                               (13,831)       (10,971)       (13,202)
          Changes in assets and liabilities:
            Loan sale receivable                                    4             (2)            25
            Income tax receivable                                (194)            --             --
            Other assets                                          263            118          2,384
            Accrued and other liabilities                          54         (1,060)          (450)
            Income tax payable                                     --          5,153         (3,621)
            Loan proceeds payable                                  --             --         (2,565)
                                                            ---------      ---------      ---------

Net cash (used in) provided by operating activities           (21,397)        29,216         28,899

Cash flows from investing activities:
     Purchase of securities                                        --             --           (125)
     Sales of securities                                           --            240             --
     Sales of ARM fund shares                                   2,310             --          4,619
     Purchase of premises and equipment                          (105)          (253)        (1,706)
     Sales of premises and equipment                              762            246          1,322
     Sales of real estate owned                                 1,748          2,777          2,587
     Real estate owned capital improvements                       (55)          (408)          (648)
     Purchases of ARM fund shares                                 (46)          (150)        (3,623)
     Purchases of FHLB stock                                     (467)          (297)          (261)
                                                            ---------      ---------      ---------

Net cash provided by investing activities                       4,147          2,155          2,165


Continued on Next Page

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued for the years ended December 31, 2001, 2000 and 1999
(In thousands)

                                                           2001           2000           1999
Cash flows from financing activities:
     Borrowings - warehouse                             $  39,247      $  54,289      $ 169,576
     Repayments of borrowings - warehouse                 (37,661)       (70,060)      (224,657)
     FHLB and LOC advances (repayments), net               (3,000)        (1,648)         4,648
     Principal payments on mortgage notes payable            (784)           188           (894)
     Net increase (decrease) in:
       Notes payable                                         (319)          (174)          (635)
       Certificates of indebtedness                            20            (44)          (326)
       Certificates of deposit                             25,471        (20,907)        25,611
       FDIC-insured money market account                   (1,694)         3,926             --

Net cash (used in) provided by financing activities        21,280        (34,430)       (26,677)

Net increase (decrease) in cash                             4,030         (3,059)         4,387

Cash at beginning of year                                   7,597         10,656          6,269

       Cash at end of year                              $  11,627      $   7,597      $  10,656

Supplemental cash flow information:
     Cash paid for interest                             $   3,853      $   3,960      $   5,233
     Cash paid for income taxes                                41             --             --

Supplemental non-cash information:
     Loan balances transferred to real estate           $   1,370      $   2,232      $   4,019
       Owned
     Purchase of building in exchange for note          $      --      $      --      $   2,025
       Payable

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 1.    Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with borrowers ("retail" and "direct"). Approved has two wholly owned subsidiaries through which it originated residential mortgages during the years of 1999, 2000 and 2001. Approved Federal Savings Bank (the "Bank") is a federally chartered thrift institution and Approved Residential Mortgage, Inc. ("ARMI"), which had no active loan origination operations as of December 31, 2001. Approved has a third wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offers other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers. On April 1, 2000 the Company, as part of its expense reduction initiatives, transferred all assets of Mortgage One Financial Corporation ("MOFC") d/b/a ConsumerOne Financial ("ConsumerOne"), a wholly owned subsidiary of Approved, to the Bank. The operations related to ConsumerOne were discontinued during 2001.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

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

Allowance for loan losses: The allowance for loan losses ("ALLL") is maintained at a level believed adequate by management to absorb probable inherent losses in the held for yield loan portfolio at the balance sheet date. Management's determination of the adequacy of the allowance is based on an evaluation of the current loan portfolio characteristics including criteria such as delinquency, default and foreclosure rates and trends, credit grade of borrowers, loan to value ratios, current economic and secondary market conditions, regulatory guidance and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Loan losses are charged against the allowance when management believes it is unlikely that the loan is collectable. Prior to the third quarter of 2001, the ALLL reflected loan loss reserves for all loans including held for yield and held for sale.

     Valuation Allowance: Beginning in the third quarter of 2001, as of each financial reporting date, management evaluates and reports all held for sale loans at the lower of cost or market value. Any decline in value, including those attributable to credit quality, are accounted for as a charge to provision for valuation allowance for held-for-sale loans, not as adjustments to the ALLL. Such provision is charged against income and not reported as part of ALLL, and therefore is not eligible for inclusion in Tier 2 capital for risk based capital purposes. Valuation allowances are established based on the age of the loan as well as special circumstances known to management that merit a valuation allowance. Loans held 90 days or less that do not fall into a special circumstance category are carried at cost. A valuation allowance of 5.5% is charged against first lien non-conforming mortgage loans held over 90 days and a valuation allowance of 20% is charged against subordinated liens held over 90 days that do not fall into a special circumstance category. All loans considered to be special circumstance are carried at the net realizable value. The net realizable value represents the current appraised or listed property valuation less estimated cost to liquidate the property. The difference in the principal value of the loan and the net realizable value is recorded as a Valuation Allowance.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Income taxes: Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates. The Company maintains a valuation allowance based upon an assessment by management of future taxable income and its relationship to realizability of deferred tax assets. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share: The Company computes "basic earnings per share" by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted earnings per share" reflects the effect of all potentially dilutive potential common shares such as stock options and warrants and convertible securities.

Comprehensive Income: The Company classifies items of other comprehensive loss by their nature in a financial statement and displays the accumulated balance of other comprehensive loss separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. The only item the Company has in Comprehensive Loss for the three years ended December 31, 2001, are unrealized holding gains and losses on securities, net of deferred taxes.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Liquidity: The company finances its operating cash requirements primarily through certificates of deposit, warehouse credit facilities, and other borrowings. Our borrowings were 91.3% of total assets at December 31, 2001 compared to 84.3% at December 31, 2000.

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

Reclassifications: Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 1. Organization and Summary of Significant Accounting Policies, continued:

New accounting pronouncements:

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

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. We do not believe that the adoption of this pronouncement will have a material impact on our financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 2.  Investments:

The cost basis and fair value of the Company's investments at December 31, 2001 and 2000, are as follows (in thousands):

                                                         2001                                  2000
                                            --------------------------------    ------------------------------------
                                                Cost              Fair              Cost                Fair
                                                Basis             Value             Basis               Value
                                            --------------    --------------    ---------------    -----------------

Asset Management Fund, Inc. ARM Portfolio             $ -               $ -             $2,273               $2,258
FHLB stock                                          1,056             1,056                589                  589
                                            --------------    --------------    ---------------    -----------------

                                                   $1,056            $1,056             $2,862               $2,847
                                            ==============    ==============    ===============    =================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 3.   Mortgage Loans Held for Sale:

The Company owns first and second mortgages, which are being held as inventory for future sale. The loans are carried at the lower of cost or market. These mortgage loans have been pledged as collateral for the warehouse financing. Loans at December 31, 2001 and 2000, were as follows (in thousands):

                                                            2001                         2000
                                                  --------------------------   --------------------------
Mortgage loans held for sale, net of valuation
  allowance  of $617 and $0, respectively                         $  47,846                   $  22,597
Net deferred origination fees and other costs                            40                         (60)
Allowance for loan losses                                                 -                         (99)
                                                  --------------------------   --------------------------
Total mortgage loans, net                                         $  47,886                   $  22,438
                                                  ==========================   ==========================


The Company originated a first mortgage loan for $220,000 to an officer of the company in December 2000. The loan was sold in February 2001.

Changes in the allowance for loan losses for the years ended December 31, 2001 and 2000 were (in thousands):

                                            2001                      2000
                                    ---------------------    -----------------------
Balance at beginning of year                      $  99                     $  251
Transfer to held for yield loans                    (99)                      (152)
                                    ---------------------    -----------------------

     Balance at end of year                       $   0                     $   99
                                    =====================    =======================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 4.   Mortgage Loans Held for Yield:

The Savings Bank holds certain first-lien mortgage loans to obtain a favorable interest margin. The loans are carried at cost. These loans are obtained either by direct purchase from AFC or designated as held for yield when funded by the Bank. Certain of these loans have been pledged as collateral for the FHLB financing. Loans held for yield at December 31, 2001 and 2000 were as follows (in thousands):

                                                           2001                         2000
                                                 --------------------------   --------------------------
Mortgage loans held for yield                                   $  11,378                    $  16,004
Net deferred origination fees and other costs                        (150)                        (350)
Specific allowance for loan losses                                   (187)                           0
General allowance for loan losses                                    (693)                      (1,380)
                                                 --------------------------   --------------------------
Total mortgage loans, net                                       $  10,348                    $  14,274
                                                 ==========================   ==========================


At December 31, 2001, and 2000, the recorded investment in impaired loans totaled $1.3 million, and $1.2 million, respectively. The average recorded investment in impaired loans for the year ended December 31, 2001, and 2000 was $1.4 million and $1.9 million, respectively. Interest income recognized related to these loans was $99,000, and $95,000 during 2001 and 2000 respectively.

Nonaccrual loans were $1.6 million and $1.4 million at December 31, 2001 and 2000, respectively. The amount of additional interest that would have been recorded had these loans not been placed on nonaccrual status was approximately $168,000 and $148,000 in 2001 and 2000, respectively.

Changes in the allowance for loan losses for the years ended December 31, 2001 and 2000 were (in thousands):

                                             2001                      2000
                                     ---------------------    -----------------------
Balance at beginning of year                    $  1,380                   $  1,131
Transfer from held for sale loans                     99                          0
Charge Offs                                         (746)                    (1,086)
Recoveries                                            56                        544
Provision                                             91                        791
                                     ---------------------    -----------------------

     Balance at end of year                        $ 880                    $ 1,380
                                     =====================    =======================


APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 5.   Real Estate Owned:

Real estate owned is valued at the lower of cost or fair market value, net of estimated disposal costs.

Changes in the real estate owned valuation allowance for the years ended December 31, 2001, 2000 and 1999 were (in thousands):

                                     2001                   2000                    1999
                              -------------------    -------------------    ---------------------

Balance at beginning of year    $       376            $       717             $       503
Provision                               237                   (341)                    214
Charge off                             (500)                     0                       0
                              -------------------    -------------------    ---------------------

     Balance at end of year     $       113            $       376             $       717
                              ===================    ===================    =====================


Note 6.   Premises and Equipment:

Premises and equipment at December 31, 2001 and 2000, were summarized as follows (in thousands):

                                                       2001                      2000
                                                --------------------     ---------------------

Land                                                        $ 1,173                  $  1,413
Building & Improvements                                       2,005                     2,959
Office Equipment & Furniture                                  1,656                     1,713
Computer Software/Equipment                                   1,971                     1,873
Vehicles                                                         92                       136
                                                --------------------     ---------------------

                                                              6,897                     8,094
Less accumulated depreciation and amortization                3,104                     2,686
                                                --------------------     ---------------------

     Premises and equipment,                                $ 3,793                  $  5,408
                                                ====================     =====================

The Company has several capital leases for computer and other equipment included in the premises and equipment table above. See Note 7 for further discussion on capital leases.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999


Note 7.   Capital Leases:

Assets recorded under capital leases at December 31, 2001 and 2000, consist of the following (in thousands):

                                        2000                   1999
                                 -------------------    -------------------

Computer equipment                          $  154                 $  154
Furniture & equipment                          224                    224
Less:  Accumulated amortization               (361)                  (290)
                                 -------------------    -------------------

                                            $   17                  $  88
                                 ===================    ===================


Amortization expense for the years ended December 31, 2001 and 2000, approximated $71,000 and $114,000, respectively.

Future minimum rental commitments of $21,000 are all due during the next twelve months ending December 31, 2002.

The Company has the option to purchase these assets at an established price at the end of the lease terms. The Company recognized approximately $7,000 and $20,000 of interest expense related to the lease obligations for the years ended December 31, 2001 and 2000, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999


Note 8.   Leases

The Company leases some of its office facilities and equipment under operating leases, which expire at various times through 2005. Lease expense was $0.6 million, $0.8 million, and $2.0 million in 2001, 2000 and 1999, respectively. Total minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2001, were as follows (in thousands):

                             2002                          $335
                             2003                           151
                             2004                            59
                                                ------------------------
                                                           $545
                                                ========================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 9.   Revolving Warehouse Facilities:

Amounts outstanding under revolving warehouse facilities at December 31, 2001 and 2000, were as follows (in thousands):


                                                                    2001                           2000
                                                          --------------------------    ----------------------------
Warehouse facility with commercial bank collateralized
by mortgages/deeds of trust; expires July 21, 2001, with
interest at 2.25% to 4.00% over applicable LIBOR rates
(6.56% at December 31, 2000); total credit available
$20 million. (1)                                                $       0                       $    1,694

Warehouse facility with commercial bank collateralized
by mortgages/deeds of trust; with interest at 4.43% to
5.43% over one month  LIBOR  rate  (2.12% at  December
31,  2001);  total  credit available $7 million.(2)                   504                                0

Warehouse facility with commercial bank collateralized
by mortgages/deeds of trust; with interest at 1.25% over
Prime rate (4.75% at December 31, 2001); total credit
available $15 million.(3)                                            2,776                               0
                                                          --------------------------    ----------------------------
                                                                $    3,280                      $    1,694
                                                          ==========================    ============================

(1) Line expired on November 10, 2001.
(2) Advance rates are based on the sole discretion of the bank.
(3)The company receives advances of 98% of first mortgages and 96% on 2nd mortgages.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 10.   Certificates of Deposits:

The following table sets forth various interest rate categories for the FDIC-insured certificates of deposit of the Bank as of December 31, 2001 and 2000(in thousands):

                                  2001                                      2000
                  -------------------------------------     --------------------------------------
                     Weighted                                  Weighted
                    Average %                                  Average %
                      Rate               Amount                  Rate                Amount
                  -----------    ----------------------     -------------    ---------------------
2.99% or less           2.75               $    10,554                 -                  $     -
3.00 - 3.49             3.21                    15,504                 -                        -
3.50 - 3.99             3.81                     3,469                 -                        -
4.00 - 4.49             4.25                     1,587                 -                        -
4.50 - 4.99             4.82                     3,269                 -                        -
5.00 - 5.49             5.16                    16,573              5.38                   $4,258
5.50 - 5.99             5.60                     4,458              5.81                    3,664
6.00 - 6.49             6.10                     1,289              6.21                    2,478
6.50 - 6.99             6.77                     2,603              6.86                   12,704
7.00 and above          7.08                       597              7.13                   11,328
                  -----------    ----------------------     -------------    ---------------------
                        4.25                $   59,903              6.60                $  34,432
                  ===========    ======================     =============    =====================


The following table sets forth the amount and maturities of the certificates of deposit of the Bank at December 31, 2001 (in thousands):


                   Six Months or          Over Six          Over One Year       Over Two Years          Total
                        Less             Months and         and Less than
                                        Less than One         Two Years
                                            Year
                  -----------------    ----------------    ----------------     ---------------    -----------------
2.99% or less              $ 2,594          $    7,960             $     -           $       -              $10,554
3.00 - 3.49                  1,390              13,916                 198                   -               15,504
3.50 - 3.99                  1,189               2,280                   -                   -                3,469
4.00 - 4.49                     99               1,289                 199                   -                1,587
4.50 - 4.99                      -               3,071                 198                   -                3,269
5.00 - 5.49                      -               5,376               5,367               5,830               16,573
5.50 - 5.99                      -                 990               1,091               2,377                4,458
6.00 - 6.49                      -                   -                   -               1,289                1,289
6.50 - 6.99                      -                 297               2,306                   -                2,603
7.00 and above                   -                   -                 298                 299                  597
                  -----------------    ----------------    ----------------     ---------------    -----------------
                         $   5,272         $    35,179            $  9,657            $  9,795              $59,903
                  =================    ================    ================     ===============    =================

     At December 31, 2001 and December 31, 2000 117 and 51 certificates of deposit totaling 29.5 million and 14.0 million were in amounts of $100,000 or greater.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 11.  Money Market Deposits

At December 31, 2001, the Bank had $2.2 million in money market deposits. All money market deposits have a variable rate of interest and can be redeemed at any time. The interest rate is based upon a four-week average of the 90-day LIBOR rate less 25 basis points. The interest rate is adjusted monthly. At December 31, 2001 the interest rate on all money market deposits was 1.87%.

Note 12.   Federal Home Loan Bank Advances:

Federal Home Loan Bank Advances occurred through two types of borrowings, a Federal Home Loan Bank Warehouse Line of credit and a daily rate credit program.

The $15.0 million warehouse line of credit with the Federal Home Loan Bank was terminated in October 2001. The line was secured by loans originated by the Bank and bears interest at the lenders cost of overnight funds. The interest rate on December 31, 2000 was 6.60%. Interest expense on FHLB advances totaled $136,000, $33,000 and $36,000 in 2001, 2000 and 1999, respectively.

At December 31, 2000, the Bank had pledged qualifying residential mortgage loans with an aggregate balance of $5.9 million as collateral for the daily rate credit program advances under a specific collateral agreement with a limit of up to 20% of the Banks total assets at December 31, 2000. Total advances at December 31, 2000 were $3.0 million. Interest was computed based on the lender's cost of overnight funds. The interest rate on December 31, 2000 was 6.35%. The daily credit program facility was terminated in October 2001.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 13.   Notes Payable - Related Parties:

Notes payable - related parties are amounts due to shareholders, officers and others related to the Company. These notes are subordinate to the line of credit and all other collateralized indebtedness of the Company. Interest expense on notes payable - related parties was $255,000, $282,000, and $332,000, in 2001, 2000 and 1999, respectively. The interest rates on the notes range from 8.00% to 10.00% and the notes mature as follows (in thousands):

                  2002                                $  134
                  2003                                   852
                  2004                                   120
                  2005                                 1,393
                                         --------------------
                                                     $ 2,499
                                         ====================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999


Note 14.   Certificates of Indebtedness:

Certificates of indebtedness are uninsured deposits authorized for financial institutions such as the Company, which have Virginia industrial loan association charters. The certificates of indebtedness are loans from Virginia residents for periods of one to five years at interest rates between 6.75% and 10.00%. Interest expense on the certificates was $211,000, $196,000, and $225,000 in 2001, 2000 and 1999, respectively.

Certificates of indebtedness maturities were as follows as of December 31, 2001 (in thousands):

                 2002                                  $   670
                 2003                                      238
                 2004                                      443
                 2005                                      520
                 2006                                      192
                                         ----------------------
                                                      $  2,063
                                         ======================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999


Note 15.   Mortgage Notes Payable:

The Company had two mortgage notes payable to a commercial bank at December 31, 2000, which were collateralized by the present and former office buildings used by the Company as corporate headquarters. The former office building was sold during 2001 and the associated mortgage note was paid in full.

The mortgage notes are summarized as follows (in thousands):

                                                                                        2001                2000
                                                                                   ---------------     ---------------
Mortgage note with commercial bank collateralized by office building; original amount of $590,000; monthly payments of $7,186; matures May 2004; with interest
at 7.99%                                                                              $     0             $   253

Mortgage note with commercial bank collateralized by office building; original amount $2,025,000; monthly payments of $21,170; matures November 2019; with
interest at 8.625%                                                                      1,745               1,992



Mortgage note payable- foreclosed properties                                                0                 284
                                                                                   ---------------     ---------------
                                                                                      $ 1,745             $ 2,529
                                                                                   ===============     ===============


Interest expense on mortgage loans payable was $186,000, $205,000 and $62,000 in 2001, 2000 and 1999 respectively.

Aggregate maturities for mortgage payable are as follows as of December 31, 2001 (in thousands):

               2002                $   66
               2003                    72
               2004                    78
               2005                    85
               2006                    93
               Thereafter           1,351
                              ------------------
                                   $1,745
                              ==================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in 1995 and, if fully adopted, changes the method of recognition of cost on plans similar to those of the Company. The Company has adopted the alternative disclosure established by SFAS No. 123. Therefore, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are presented.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 16.   Stock Options, continued:

A summary of the Company's stock options, including weighted average exercise price (Price) as of December 31, 2001, 2000, and 1999, and the changes during the years is presented below:

                                                          2001                                       2000
                                          -------------------------------------       ------------------------------------
                                              Shares               Price                 Shares                Price
                                          ---------------    ------------------       --------------     -----------------
Outstanding at beginning of year                 117,700                 $4.21              118,400              $   4.37

Granted                                                -                     -               19,000                  4.00

Cancelled                                          1,000                  9.75                1,800                  9.75
Cancelled                                              -                     -                  600                 13.50
Cancelled                                         29,050                  4.00               17,300                  4.00
                                          ---------------    ------------------       --------------     -----------------
Outstanding at end of year                        87,650                  4.13              117,700              $   4.21
                                          ===============    ==================       ==============     =================

Options available for future grant               168,850                                    138,800
                                          ===============                             ==============

Weighted-average fair value of
     options granted during year                                             -                                   $   1.01
                                                             ==================                          =================


                                                          1999
                                          -------------------------------------
                                              Shares               Price
                                          ---------------    ------------------
Outstanding at beginning of year                 108,325               $  5.19
Granted                                           21,425                  4.00
Repriced                                           9,150                  4.00
Cancelled                                          5,000                  9.75
Cancelled                                          7,100                 13.50
Cancelled                                          8,400                  4.00

                                          ---------------    ------------------
Outstanding at end of year                       118,400               $  4.37
                                          ===============    ==================

Options available for future grant               138,100
                                          ===============

Weighted-average fair value of
     options granted during year                                      $   1.00
                                                             ==================

         The weighted-average remaining contractual life of options granted at December 31, 2001, 2000 and 1999 was 7 years, 8 years, and 9 years respectively. At December 31, 2001 there were 85,900, 1,400, and 350 options exercisable at $4.00, $9.75, and $13.50 per share, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 16.  Stock Options, continued:

The fair value of each option granted during 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero; expected volatility of 151.42% in 2000 and 48.99% in 1999; risk-free interest rate of 6.26% for options granted in March 2000, 5.74% for options granted in October 2000, 5.75% for options granted in June 1999, 5.99% for options granted in November 1999, 5.42% for options granted in January 1998, and 4.54% for options granted in November 1998. The assumption for the expected life of the options is 10 years for the date of issuance for all options.

Had compensation cost for the years 2001, 2000 and 1999 for stock-based compensation plans been recorded by the Company, the Company's pro forma net loss and pro forma net loss per common share for 2001, 2000 and 1999 would have been as follows:

(In thousands, except per share amounts)

                                                               Year Ended                                Year Ended
                                                            December 31, 2001                        December 31, 2000
                                                   ------------------------------------       ---------------------------------
                                                   As Reported         Pro Forma              As Reported        Pro Forma
                                                   --------------- --- ----------------       --------------- -- --------------
Net loss                                                 $(2,640)      $  (2,645)                  $ (3,292)       $ (3,303)
Net loss per common share - Basic                          (0.48)          (0.48)                      (.60)           (.60)
Net loss per common share - Dilutive                       (0.48)          (0.48)                      (.60)           (.60)


                                                              Year Ended
                                                         December 31, 1999
                                                   ------------------------------------
                                                     As Reported          Pro Forma
                                                   ------------------- ----------------
Net loss                                                $ (7,922)      $    (7,939)
Net loss per common share - Basic                          (1.45)            (1.45)
Net loss per common share - Dilutive                       (1.45)            (1.45)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. There were no awards prior to 1997 and additional awards in future years are anticipated. As a result of the 1999 repricing of 9,150 options, the Company is subject to compensation expense if the fair value of the companies stock were to go above $4.00 per share.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999


Note 17. Shareholders' Equity

The Capital Stock of the Company consists of 40,000,000 shares of Common Stock having a par value of $1.00 per share, 100 shares of Preferred Stock Series A having a par value of $10.00 per share, and 50,000 shares of Preferred Stock Series B having a par value of $10.00. At December 31, 2001 and 2000 there were 5,482,114 shares of common stock issued and outstanding, 90 shares of Preferred Stock Series A issued and outstanding, and no shares of Preferred Stock Series B were issued and outstanding.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999


Note 18.  Earnings Per Share:

The Company's earnings per share have been calculated in accordance with SFAS No. 128, "Earnings Per Share." The statement requires calculations of basic and diluted earnings per share. These calculations are described in Note 1. The following table shows the reconciling components between basic and diluted earnings per share:

                                                                                 Weighted Average
                                                                                      Shares
                                                              Net Loss              Outstanding            Loss Per
                                                            (Numerator)            (Denominator)            Share
                                                        -------------------- --- ------------------     --------------
For the Year Ended December 31, 2001

Basic and dilutive earnings per share                        $  (2,640,000)              5,482,114          $   (.48)
                                                        ====================     ==================     ==============


For the Year Ended December 31, 2000

Basic and dilutive earnings per share                        $  (3,292,000)              5,482,114          $   (.60)
                                                        ====================     ==================     ==============

For the Year Ended December 31, 1999

Basic and dilutive earnings per share                        $  (7,922,000)              5,482,114          $  (1.45)
                                                        ====================     ==================     ==============

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999


Note 19.   Income Taxes:

The components of income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999, were as follows (in thousands):

                   2001                    2000                   1999
            --------------------    --------------------    ------------------

Current              $     (414)            $     (119)          $    (6,455)
Deferred                  1,897                 (1,337)                1,706
            --------------------    --------------------    ------------------
                      $   1,483             $   (1,456)           $   (4,749)
            ====================    ====================    ==================


The provision for (benefit from) income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal tax rate of 34% to income before taxes. The principal reasons for these differences for the years ended December 31, 2001, 2000 and 1999, were (in thousands):

                                           2001                 2000                1999
                                     -----------------    -----------------   -----------------
Provision for (benefit from) income          $   (393)           $  (1,614)          $  (4,308)
     taxes at statutory
     federal rate
State income taxes, net                           (52)                (219)               (585)
     of federal benefit
Nondeductible expenses                             26                   24                  37
Allowance for deferred tax asset                2,343                  479                   -
IRS examination adjustments                      (443)                   -                   -
Other, net                                          2                 (126)                107
                                     -----------------    -----------------   -----------------

                                             $  1,483           $   (1,456)          $  (4,749)
                                     =================    =================   =================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999


Note 19.   Income Taxes, continued:

Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000, were (in thousands):

                                               2001                    2000
                                        --------------------    --------------------
Deferred tax assets:                                $   622               $     718
  Allowance for loan and real estate
      owned losses
  Deferred loan fees                                    103                     103
  Mark to market on mortgage loans                      646                     262
       held for sale
  Net Operating Loss carryforward (1)                 2,181                   2,087
  Deferred income                                        15                      15
  Accrued premium recapture                              21                      48
  Accrued expenses                                       70                      84
  Accrued 401(k) match                                   87                      57
  Accrued insurance expense                              64                      58
  Goodwill                                              712                     647
  Other                                                   0                      10
                                        --------------------    --------------------

Total deferred tax assets                             4,521                   4,089

Deferred tax liabilities:
  Depreciation                                           92                     106
                                        --------------------    --------------------
Total deferred tax liabilities                           92                     106
                                        --------------------    --------------------

Deferred tax asset, net of liabilities                4,429                   3,983
Valuation allowance                                   2,822                     479
                                        --------------------    --------------------

Net deferred tax asset                            $   1,607              $    3,504
                                        ====================    ====================


(1) The net operating loss carryforward expires on December 31, 2020.

At December 31, 2001 and 2000, management of the Company reviewed recent operating results and projected future operating results. Realization of the tax loss and credit carryforwards is contingent on future taxable earnings in the appropriate jurisdictions. Valuation allowances have been recorded for deferred income tax assets which may not be realized. The amount of the deferred tax asset is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. There was a net increase in the valuation allowance of $2,343,000 and $479,000 in 2001 and 2000, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 20.   Retirement Plans:

The Company has a defined contribution profit sharing plan, which is administered by officers of the Company. Company contributions to the plan are discretionary, as authorized by the Board of Directors. There were no contributions for 2001, 2000 and 1999. Participants are also eligible to make voluntary contributions to the plan, at the discretion of the administrator. There were no voluntary contributions to the plan for the years ended December 31, 2001, 2000 and 1999.

The Company has a nonqualified retirement plan for several key members of management. The plan allows participants to defer compensation from the current year. Company contributions to the plan are discretionary, as authorized by the Board of Directors. There were no contributions for the years ended December 31, 2001, 2000 and 1999.

The Company sponsors a 401(k) Retirement Plan. The Plan is a defined contribution plan covering all employees who have completed at least one year of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company contributes an amount equal to 50% of a participant's payroll contribution up to 6% of a participant's annual compensation. The Company's contributions to the plan for the years ended December 31, 2001, 2000 and 1999, were $65,000, $94,000, and $141,000, respectively.

Note 21.    Commitments and Contingencies:

The Company is, from time to time, subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Note 22.   Employment Agreements:

The Company has employment agreements with various employees. Absent notification of termination, the agreements provide for automatic term renewals of one year. Among other things, the agreements provide for severance benefits payable to the officers upon termination of employment following a change of control in the Company.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 23.   Regulatory Capital:

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

At December 31, 2001 and 2000, the Bank was classified as a "well-capitalized" institution (financial institutions that maintain total risk based capital in excess of 10%) as determined by the OTS and satisfied all regulatory capital requirements, as shown in the following table reconciling the Bank's capital to regulatory capital (in thousands):

                                                   Tangible                Core               Risk-Based
                                                   Capital               Capital                Capital
                                              -------------------    -----------------     ------------------
December 31, 2001

GAAP capital                                           $   7,348            $   7,348              $   7,348
Add:  unrealized loss on securities                            -                    -                      -
Non-allowable asset:  goodwill                               (71)                 (71)                   (71)
Deferred Taxes                                              (365)                (365)                  (365)
Additional capital item:  general allowance                    -                    -                    689
                                              -------------------    -----------------     ------------------
Regulatory capital (computed)                              6,912                6,912                  7,601
Minimum capital requirement                                1,159                3,091                  4,483
                                              -------------------    -----------------     ------------------

Excess regulatory capital                              $   5,753            $   3,821              $   3,118
                                              ===================    =================     ==================

Ratios:
     Regulatory capital  (computed)                        8.94%                8.94%                 13.57%
     Minimum capital requirement                            1.50                 4.00                   8.00
                                              -------------------    -----------------     ------------------

Excess regulatory capital                                  7.44%                4.94%                  5.57%
                                              ===================    =================     ==================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 23.   Regulatory Capital, continued:

                                                     Tangible              Core             Risk-Based
                                                      Capital             Capital              Capital
                                                 ------------------    ---------------     ---------------
December 31, 2000

GAAP capital                                             $   9,440          $   9,440           $   9,440
Add:  unrealized loss on securities                              9                  9                   9
Non-allowable asset:  goodwill                                (546)              (546)               (546)
Additional capital item:  general allowance                      -                  -                 272
                                                 ------------------    ---------------     ---------------
Regulatory capital (computed)                                8,903              8,903               9,175
Minimum capital requirement                                    782              2,084               3,435
                                                 ------------------    ---------------     ---------------

Excess regulatory capital                                $   8,121          $   6,819           $   5,740
                                                 ==================    ===============     ===============

Ratios:
     Regulatory capital  (computed)                         17.08%             17.08%              21.37%
     Minimum capital requirement                              1.50               4.00                8.00
                                                 ------------------    ---------------     ---------------

Excess regulatory capital                                   15.58%             13.08%              13.37%
                                                 ==================    ===============     ===============

     The payment of cash dividends by the Bank is subject to regulation by the OTS. The OTS measures an institution's ability to make capital distributions, which includes the payment of dividends, according to the institution's capital position. For institutions that meet their fully phased-in capital requirements, the OTS has established "safe harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Effective April 1, 1999, the OTS has adopted regulations that provide that an OTS-regulated institution will not have to file a capital distribution notice with OTS upon meeting certain conditions. Institutions can distribute amounts in excess of the safe harbor amount without the prior approval of the OTS. The Bank did not pay cash dividends to Approved in 2001, 2000 or 1999. The Bank is currently restricted from paying dividends by Office of Thrift Institution. Effective December 3, 2001, the Bank entered into a Consent Supervisory Agreement with the OTS. This agreement required the Bank to adopt new operating procedures and submit various interim reports to the OTS.


Note 24.  Disclosures About Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 24.  Disclosures About Fair Value of Financial Instruments, continued:

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

Mortgage loans held for sale: The estimate of fair value is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of mortgage loans held for sale approximated $49,322,000 and $23,103,000 at December 31, 2001 and 2000,
respectively.

Mortgage loans held for yield: The estimate of fair value is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of mortgage loans held for yield approximated $10,657,000 and $14,689,000 at December 31, 2001 and 2000,
respectively.

Interest receivable and interest payable: The carrying amount approximates fair value.

Revolving warehouse lines: Collateralized borrowings consist of warehouse finance facilities and term debt. The warehouse finance facilities have maturities of less than one year and bear interest at market rates and, therefore, the carrying value is a reasonable estimate of fair value.

Certificates of deposit: The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The fair value of certificates of deposit approximated $60,290,000 and $34,405,000 at December 31, 2001 and 2000,
respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 24.  Disclosures About Fair Value of Financial Instruments, continued:

Mortgage loans payable: The fair value of mortgage loans payable is based on the discounted value of expected cash flows. The discount rates used are those currently offered for mortgage loans with similar remaining contractual maturities and terms. The fair value of the mortgage loans payable approximated $1,960,000 and $2,266,000 at December 31, 2001 and 2000, respectively.

Other term debt: The carrying amount of outstanding term debt such as the certificates of indebtedness and related party notes, which bears market rates of interest, approximates its fair value.

Note 25.  Impairment of Assets:

In the second quarter 2001, the Company recorded a charge of $845,000 for the write-off of goodwill related to the acquisitions of MOFC, Inc." d/b/a ConsumerOne Financial and Armada Residential Mortgage LLC. The rapidly changing and competitive environment, which has resulted in shrinking margins, has prevented the Company from achieving operating profits at levels that existed prior to the acquisitions. The Company elected to close the remaining retail branches associated with these acquisitions.

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

Also, in the fourth quarter of 1999, the Company recorded a charge of $0.4 million for the write-off of computers and equipment no longer in service because of the branch closings in 1999. There was also an expense of $0.3 million regarding legal and architectural costs, which were previously capitalized, for construction of a new corporate headquarters. Since the Company purchased an office building for its corporate headquarters, plans to build a corporate headquarters were cancelled, and therefore the capitalized costs were expensed.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000 and 1999

Note 26. Quarterly Financial Data (Unaudited):

The following is a summary of selected quarterly operating results for each of the four quarters in 2001 and 2000:

(In thousands, except per share data)


                                                March 31             June 30           September 30          December 31
                                             ----------------    ----------------    ------------------    -----------------
2001:

Gain on sale of loans                                 $2,777              $5,179                $3,586               $2,289
Net interest income                                      378                 496                   328                  373
Provision for losses                                     112                  76                   (19)                 158
Other income                                             660                 942                   579                  499
Other expenses                                         4,727               6,212                 4,400                3,577
                                             ----------------    ----------------    ------------------    -----------------
Income (loss) before income taxes                     (1,024)                329                   112                 (574)
Provision for income taxes                              (378)                124                    59                1,678
                                             ----------------    ----------------    ------------------    -----------------
Net income (loss)                                      $(646)               $205                   $53               (2,252)
                                             ================    ================    ==================    =================
Basic and diluted net income (loss) per               $(0.12)              $0.04                 $0.01               $(0.41)
share
                                             ================    ================    ==================    =================


2000:

Gain on sale of loans                              $   3,926            $  2,502             $   2,280            $   2,263
Net interest income                                      461                 358                   274                  245
Provision for losses                                      55                  92                   396                  546
Other income                                           1,202               1,197                 1,164                  917
Other expenses                                         5,626               5,215                 4,740                4,867
                                             ----------------    ----------------    ------------------    -----------------
Income (loss) before income taxes                        (92)             (1,250)               (1,418)              (1,988)
Provision for income taxes                               (32)               (472)                 (176)                (776)
                                             ----------------    ----------------    ------------------    -----------------
Net income (loss)                                   $    (60)           $   (778)            $  (1,242)           $  (1,212)
                                             ================    ================    ==================    =================
Basic and diluted net income (loss) per             $   (.01)           $   (.14)             $   (.23)            $   (.22)
share
                                             ================    ================    ==================    =================


During the fourth quarter of 2001, the valuation allowance for the deferred tax asset was increased by $1.9 million.

Approved Financial Corp.
Consolidating Balance Sheet
December 31, 2001
(dollars in thousands)

                                                                                                 Approved
                                                                  Approved         Approved      Federal       Approved
                                                                  Financial       Residential    Savings       Financial
             ASSETS               Consolidated    Eliminations      Corp.          Mortgage        Bank        Solutions
                                  -------------   -------------   -----------     -----------    ---------    ------------

     Cash                              $11,627        $      -       $   191          $   78      $11,089           $269

     Mortgage loans held for
       sale, net                        47,886               -             -              52       47,834               -
     Mortgage loans held for
       yield, net                       10,348               -             -               -       10,348               -
     Real estate owned, net                589               -           125              53          411               -
     Investments                         1,056         (2,956)         2,956               -        1,056               -
     Income taxes receivable               194               -           194               -            -               -
     Deferred tax asset, net             1,607         (2,210)         2,522             203        1,092               -
     Premises and equipment, net         3,793               -           155              20        3,610               8
     Goodwill, net                          71               -             -               -           71               -
     Due from affiliates                     -         (4,048)         3,946              38            -              64
     Other assets                        1,354               -            87              57        1,210               -
                                  -------------   -------------   -----------     -----------    ---------    ------------
Total assets                           $78,525        $(9,214)       $10,176          $  501      $76,721            $341
                                  =============   =============   ===========     ===========    =========    ============

     LIABILITIES AND EQUITY

Liabilities:
     Revolving warehouse loan          $ 3,280        $              $     -          $    -      $ 3,280            $  -
     FHLB bank advances                      -               -             -               -            -               -
     Mortgage payable                    1,745               -             -               -        1,745               -
     Notes payable-related
       parties                           2,499               -         2,499               -            -               -
     Certificates of indebtedness        2,063               -         2,063               -            -               -
     Certificates of deposits           59,903               -             -               -       59,903               -
     Money market account                2,232               -             -               -        2,232               -
     Due to affiliates                       -          (4,048)         (151)          2,673        1,275             251
     Accrued and other
       liabilities                       1,420               -           382             100          938               -
     Income taxes payable                    -          (2,210)            -           2,193            -              17
                                  -------------   -------------   -----------     -----------    ---------    ------------
       Total liabilities                73,142          (6,258)        4,793           4,966       69,373             268
                                  -------------   -------------   -----------     -----------    ---------    ------------

Shareholder's equity:
   Preferred stock-series A                  1               -             1               -            -               -
   Common stock                          5,482            (298)        5,482             250           32              16
   Unrealized gain on securities             -               -             -               -            -               -
   Additional  capital                     552          (5,034)          552             492        4,542               -
   Retained earnings                      (652)          2,376          (652)         (5,207)       2,774              57
                                  -------------   -------------   -----------     -----------    ---------    ------------
       Total equity                      5,383          (2,956)        5,383          (4,465)       7,348              73
                                  -------------   -------------   -----------     -----------    ---------    ------------
          Total liabilities and        $78,525         $(9,214)       10,176          $  501      $76,721            $341
            equity
                                  =============   =============   ===========     ===========    =========    ============

Approved Financial Corp.
Consolidating Statement of Income (Loss)
For the year ended December 31, 2001

(dollars in thousands)

                                                                                                 Approved
                                                                  Approved        Approved       Federal       Approved
                                                                  Financial      Residential     Savings       Financial
                                 Consolidated     Eliminations      Corp.         Mortgage        Bank         Solutions
                                 -------------    -------------   -----------    -----------   ------------   ------------
Revenue:

     Gain on sale of loans            $13,831               0            (10)            95         13,746              -
     Interest income                    5,428             (17)           342             10          5,090              3
     Other fees and income              2,680             (13)            77              -          2,512            104
                                 -------------    -------------   -----------    -----------   ------------   ------------
                                       21,939             (30)           409            105         21,348            107

Expenses:

     Compensation and related         $ 9,462               -          2,851            176          6,373             62
     General and administrative         5,872             (13)        (1,854)           292          7,425             22
     Loss on sale/disposal                162               -            159             -               3              -
fixed assets
Write down of goodwill                    845                            409                           436



     Loan production expense            1,792               -             (9)            82          1,719              -
     Interest expense                   3,853             (17)           766                         3,104              -
     Provision for loan/REO             1,110               -             14             84          1,012              -
losses
Write off of intercompany rec               -               -         (3,049)             -          3,049              -
                                 -------------    -------------   -----------    -----------   ------------   ------------
                                       23,096             (30)          (713)           634         23,121             84

Income (loss) before income            (1,157)                         1,122           (529)        (1,773)            23
taxes

Provision for income taxes              1,483               -          1,351           (204)           327             9
                                 -------------    -------------   -----------    -----------   ------------   ------------

Net income (loss)                  $   (2,640)              -           (229)          (325)        (2,100)           14
                                 =============    =============   ===========    ===========   ============   ============