Form 10-Q
period 2002-03-31
APPROVED FINANCIAL CORP
filed 2002-05-15
CIK 1053924

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
 ---   1934 for the quarterly period ended March 31, 2002.

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934.

                        Commission File Number 000-23775
                        --------------------------------

                            Approved Financial Corp.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Virginia                                          52-0792752
-------------------------------                       -------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)

       1716 Corporate Landing Parkway, Virginia Beach, Virginia     23454
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2002: 5,482,114 shares

                            APPROVED FINANCIAL CORP.

INDEX

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           March 31, 2002 and December 31, 2001                               4

         Consolidated Statements of Loss and Comprehensive
           Loss for the three months ended March 31, 2002
           and 2001.                                                          5

         Consolidated Statements of Cash Flows for
           the three months ended March 31, 2002
           and 2001.                                                          6

         Notes to Consolidated Financial Statements                           8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     13

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                       33

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   39

Item 2.  Changes in Securities                                               39

Item 3.  Defaults Upon Senior Securities                                     39

Item 4.  Submission of Matters to a Vote of Security Holders                 39

Item 5.  Other Information                                                   39

Item 6.  Exhibits and Reports on Form 8-K                                    39

                          PART I. FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001
(Dollars in thousands, except per share amounts)


                                                                      Unaudited
                                  ASSETS                                 2002       2001
                                                                      --------    --------

          Cash                                                        $ 37,097    $ 11,627
          Mortgage loans held for sale, net                             31,502      47,886
          Mortgage loans held for yield, net                             9,125      10,348
          Real estate owned, net                                         1,102         589
          Investments                                                    1,056       1,056
          Income taxes receivable                                          194         194
          Deferred tax asset, net                                        1,332       1,607
          Premises and equipment, net                                    3,621       3,793
          Goodwill, net                                                     71          71
          Other assets                                                   1,365       1,354
                                                                      --------    --------

            Total assets                                              $ 86,465    $ 78,525
                                                                      ========    ========

                           LIABILITIES AND EQUITY

Liabilities:
          Revolving warehouse loan                                    $  7,572    $  3,280
          Mortgage note payable                                          1,729       1,745
          Notes payable-related parties                                  2,514       2,499
          Certificate of indebtedness                                    2,084       2,063
          Certificates of deposits                                      64,555      59,903
          Money market account                                           1,922       2,232

          Accrued and other liabilities                                  1,455       1,420
                                                                      --------    --------

          Total liabilities                                             81,831      73,142
                                                                      --------    --------

Commitments and contingencies                                                -           -

Shareholders' equity:
          Preferred stock series A, $10 par value;                           1           1
            Noncumulative, voting:
                         Authorized shares - 100
                         Issued and outstanding shares - 90
          Common stock, par value - $1                                   5,482       5,482
                         Authorized shares - 40,000,000
                         Issued and outstanding shares - 5,482,114
          Additional capital                                               552         552
          Retained earnings                                             (1,401)       (652)
                                                                      --------    --------

          Total equity                                                   4,634       5,383
                                                                      --------    --------

             Total liabilities and equity                             $ 86,465    $ 78,525
                                                                      ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME (LOSS) for the three months ended March 31, 2002 and 2001
(In thousands, except per share amounts)  Unaudited




                                                                  2002               2001

Revenue:
     Gain on sale of loans                                      $ 1,937            $ 2,777
     Interest income                                              1,223              1,253
     Broker fee income                                                8                200
     Other fees and income                                          471                460
                                                                -------            -------
                                                                  3,639              4,690
                                                                -------            -------

Expenses:
     Compensation and related                                     1,579              2,692
     General and administrative                                   1,125              1,405
     Advertising expense                                             32                282
     Loan production expense                                        344                348
     Interest expense                                               943                875
     Provision for loan and foreclosed property losses               90                112


                                                                -------            -------
                                                                  4,113              5,714
                                                                -------            -------

          Loss before income taxes                                 (474)            (1,024)

     Income taxes (benefit)                                         275               (378)
                                                                -------            -------

          Net loss                                                 (749)              (646)

Other comprehensive income, net of tax:
  Unrealized gain on securities:
    Unrealized holding gain during period                             -                  7
                                                                -------            -------

Comprehensive loss                                              $  (749)           $  (639)
                                                                =======            =======

Net loss per share:
          Basic and Diluted                                     $ (0.14)           $ (0.12)
                                                                =======            =======


Weighted average shares outstanding:

          Basic and Diluted                                       5,482              5,482
                                                                =======            =======


The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2002 and 2001
(In thousands) Unaudited



                                                                  2002                2001
                                                                --------            --------
Operating activities

     Net loss                                                   $   (749)           $   (646)
     Adjustments to reconcile net loss to net
      Cash used in operating activities:
          Depreciation of premises and equipment                     173                 174
          Amortization of goodwill                                     -                  34
          (Recovery) provision for loan losses                       (39)                 68
          Provision for losses on real estate owned                  129                  44
          Deferred tax expense                                       275                (378)
          Loss on real estate owned                                    -                 173
          Proceeds from sale and prepayments of loans             81,498              65,427
          Originations of loans, net                             (62,590)            (72,016)
          Loss on sale/disposal of fixed assets                        -                  10
          Gain on sale of loans                                   (1,937)             (2,777)
          Changes in assets and liabilities:
            Other assets                                             (11)                (79)
            Accrued and other liabilities                             35                  26
            Loan proceeds payable                                      -               2,486
                                                                --------            --------
Net cash provided by (used in) operating activities               16,784              (7,454)


Cash flows from investing activities:
     Purchase of premises and equipment                               (3)                (40)
     Sales of premises and equipment                                   2                  56
     Sales of real estate owned                                       46                 425
     Real estate owned capital improvements                          (13)                (85)
     Purchases of ARM fund shares                                      -                 (47)
                                                                --------            --------
Net cash provided by investing activities                             32                 309





                             Continued on Next Page

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued for the three months ended March 31, 2002 and 2001
(In thousands)



                                                           Unaudited
                                                             2002               2001
                                                           --------           --------
Cash flows from financing activities:

     Borrowings - warehouse                                $ 20,725           $ 17,493
     Repayments of borrowings - warehouse                   (16,433)           (14,274)
     FHLB and LOC advances (repayments),net                       -             (2,000)
     Principal payments on mortgage notes payable               (16)              (311)
     Net increase (decrease) in:
       Notes payable                                             15               (187)
       Certificates of indebtedness                              21                 26
       Certificates of deposit                                4,652              2,471
       FDIC-insured money market account                       (310)              (546)
                                                           --------           --------

Net cash provided by financing activities                     8,654              2,672
                                                           --------           --------

Net increase (decrease) in cash                              25,470             (4,473)

Cash at beginning of year                                    11,627              7,597
                                                           --------           --------

 Cash at end of year                                       $ 37,097           $  3,124
                                                           ========           ========


Supplemental cash flow information:

     Cash paid for interest                                $    934           $    831
     Cash paid for income taxes                            $     12                  -

Supplemental non-cash information:
     Loan balances transferred to real estate              $    675           $    175
       Owned




The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2002 and 2001

Note 1.   Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with borrowers ("retail" and "direct"). Approved has two wholly owned subsidiaries through which it originated residential mortgages during the years of 2000 and 2001, Approved Federal Savings Bank (the "Bank") is a federally chartered thrift institution, and Approved Residential Mortgage, Inc. ("ARMI"). ARMI had no active loan origination operations as of March 31, 2002. Approved has a third wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offers other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers. On April 1, 2000, the Company, as part of its expense reduction initiatives, transferred all assets of Mortgage One Financial Corporation ("MOFC") d/b/a ConsumerOne Financial ("ConsumerOne"), a wholly owned subsidiary of Approved, to the Bank. The operations related to ConsumerOne were discontinued during 2001.

Principles of accounting and consolidation: The consolidated financial statements of the Company include the accounts of Approved and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US
GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents: Cash and cash equivalents consist of cash on deposit at financial institutions and short-term investments that are considered cash equivalents if they were purchased with an original maturity of three months or less.

Loans held for sale: Loans, which are held for sale, are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements and net realizable values for loans in special circumstance.

Loans held for yield: Loans are stated at the amount of unpaid principal less net deferred fees and an allowance for loan losses. Interest on loans is accrued and credited to income based upon the principal amount outstanding. Fees collected and costs incurred in connection with loan originations are deferred and recognized over the term of the loan.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2002 and 2001





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

Valuation Allowance: Beginning in the third quarter of 2001, as of each financial reporting date, management evaluates and reports all held for sale loans at the lower of cost or market value. Any decline in value, including those attributable to credit quality, are accounted for as a charge to provision for valuation allowance for held-for-sale loans, not as adjustments to the ALLL. Such provision is charged against income and not reported as part of ALLL, and therefore is not eligible for inclusion in Tier 2 capital for risk based capital purposes. Valuation allowances are established based on the age of the loan as well as special circumstances known to management that merit a valuation allowance. Loans held 90 days or less that do not fall into a special circumstance category are carried at cost. A valuation allowance is charged against first lien and subordinate liens non-conforming mortgage loans held over 90 days that do not fall into a special circumstance category. All loans considered to be special circumstance are carried at the net realizable value. The net realizable value represents the current appraised or listed property valuation less estimated cost to liquidate the property. The difference in the principal value of the loan and the net realizable value is recorded as a Valuation Allowance.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2002 and 2001



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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2002 and 2001


Note 1.  Organization and Summary of Significant Accounting Policies, continued:


Comprehensive Income: The Company classifies items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. The only item the Company has in Comprehensive Income or Loss for the three months ended
March 31, 2001, are unrealized holding gains on securities, net of deferred taxes. For the three months ended March 31, 2002, we had no other comprehensive income or loss.

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

Liquidity: The company finances its operating cash requirements primarily through certificates of deposit, warehouse credit facilities, and other borrowings. Our borrowings were 93.0% of total assets at March 31, 2002, compared to 91.3% at December 31, 2001.

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

Reclassifications: Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three months ended March 31, 2002 and 2001

Note 1.  Organization and Summary of Significant Accounting Policies, continued:


In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. The adoption of this pronouncement did not have a material impact on our financial statements.


Note 2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis of the financial condition and results of operations, for the three months ended March 31, 2002 and 2001 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

General

Approved Financial Corp. ("AFC", "Holding Company", "Parent Company") is a Virginia-chartered financial institution, principally involved in originating, purchasing, servicing and selling loans secured primarily by conforming and non-conforming first and junior liens on owner-occupied, one-to-four-family residential properties. We offer both fixed-rate and adjustable-rate loans for debt consolidation, home improvements, purchase and other purposes. Through our retail division we also originate, service and sell traditional conforming mortgage products and government mortgage products such as VA and FHA. Historically, our specialty was lending to the "non-conforming" borrower who does not meet traditional "conforming" or government agency credit qualification guidelines, but who exhibits both the ability and willingness to repay the loan.

We utilize wholesale broker and retail channels to originate mortgage loans. At the broker level, an extensive network of independent mortgage brokers generates referrals. Both loan sources have been our primary source of revenue for many years. We began making residential mortgage loans through retail offices during the fourth quarter of 1994.

In the three months ended March 31, 2002 the dollar volume in the broker lending division accounted for 94.1% of total originations and the retail lending division accounted for 5.9% of total originations. In the three months ended March 31, the dollar volume in the broker lending division accounted for 58.9% of total originations and the retail lending division accounted for 31.1% of total originations. Our current initiatives for the mortgage business focus on increasing future origination volume in a cost-effective manner primarily through the broker channel.

Once loan application packages are received from the wholesale and retail networks, the underwriting risk analysis is completed and the loans are funded. We typically package the loans and sell them on a whole loan basis to institutional investors consisting primarily of larger well capitalized financial institutions and reputable mortgage companies. We sell conforming loans to large financial institutions and to government and quasi-government agencies. The proceeds from these sales release funds for additional lending and operational expenses.

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

Results of Operations

Results of Operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Net Loss

The net loss for the three month period ended March 31, 2002 increased by 17.2% for 2002 to $749,000 compared to $639,000 in the same period in 2001. On a per share basis, the net loss in the 2002 period was $0.14 compared to a net loss of $0.12 for the 2001 period. The loss before income taxes decreased as a result of reduced operating expenses. The net loss increased due to an increase in the deferred tax valuation allowance in the three-months ended March 31, 2002, as opposed to a benefit which occurred in the three months ended March 31, 2001.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for our broker and retail divisions for the three months ended March 31, 2002 and 2001. The retail division originates mortgages that are funded through other lenders ("brokered loans"). Brokered loans consist primarily of non-conforming mortgages that do not meet our underwriting criteria and conforming loans.



                                                                Three Months Ended
                                                                    March 31,

   (dollars in millions)                                       2002             2001
                                                              ------           ------
Dollar Volume of Loans Originated:
          Broker                                              $ 59.2           $ 45.2
          Retail  funded through other lenders                   0.3              4.6
          Retail  funded in-house non-conforming                 0.4              5.0
          Retail  funded in-house conforming and government      3.0             21.9
                                                              ------           ------

          Total                                               $ 62.9             76.7
                                                              ======           ======

Number of Loans Originated:
          Broker                                                 628              501
          Retail  funded through other lenders                     2               59
          Retail  funded in-house non-conforming                   3               74
          Retail  funded in-house conforming and government       22              172
                                                              ------           ------

          Total                                                  655              806
                                                              ======           ======


The dollar volume of loans originated in the three months ended March 31, 2002 (including retail loans brokered to other lenders) decreased 18.0% when compared to the same period in 2001. The decrease in loan originations was primarily the result of the reduction in the number of retail loan origination centers from 7 offices at March 31, 2001 to 1 at March 31, 2002.

The dollar volume of loans funded in-house decreased 13.2% in the three months ended March 31, 2002 compared to the same period in 2001, primarily due to the reduction in retail loan origination centers. Brokered loans generated by the retail division were $0.3 million during the three months ended March 31, 2002, which was a 93.5% decrease compared to $4.6 million during the same period in 2001.

The decrease in retail loan origination centers resulted in a 88.3% decrease in our retail loan volume including retail loans brokered to other lenders for the three months ended March 31, 2002 when compared to the same period in 2001.

The volume of loans originated through the Company's wholesale division, which originates loans through referrals from a network of mortgage brokers increased 31.0% to $59.2 million for the three months ended March 31, 2002, compared to $45.2 million for the three months ended March 31, 2001. The increase was primarily the result of expanded sales efforts and product line and the streamlining of the Company's service to brokers.

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

Nonconforming loan sales totaled $74.3 for the three months ended March 31, 2002, compared to $43.9 million for the same period in 2001.

Conforming and government loan sales were $3.9 million for the three months ended March 31, 2002, compared to $18.3 million for the three months ended March 31, 2001.

The combined gain on the sale of loans was $1.9 million for the three months ended March 31, 2002, which compares with $2.8 million for the same period in 2001. The decrease in the combined gain on sale of loans was primarily the result of a change in the mix of loans sold shifting away from retail loans to wholesale loans. Retail origination fees and points earned at time of origination are recognized at the time of sale and included in the gain on sale calculation. For the three months ended March 31, 2002, approximately 95.6% of loans sold (conforming & non-conforming) were originated by the wholesale division, compared to 58.9% for the three months ended March 31, 2001. Gain on the sale of mortgage loans represented 53.2% of total revenue for the three months ended March 31, 2002, compared to 59.2% of total revenue for the same period in 2001. This was primarily a result of reduced loan sale premiums.

The weighted-average premium, realized on non-conforming loan sales was 2.4%, during the three months ended March 31, 2002, compared to 4.0% for the same period in 2001. The weighted-average premium realized on its conforming and government loans sales was 0.9% during the three months ended March 31, 2002, compared to 1.8% for the three months ended March 31, 2001. The reduction in loan sale premium was primarily the result of a short-term promotional loan product offered in December 2001 and part of January 2002 for marketing purposes which yielded lower premiums on loan sales.

We defer recognizing income from the loan origination fees we receive at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from our retail lending division. Origination fee income included in the gain on sale of loans for the three months ended March 31, 2002 was $0.2 million, compared to $0.8 million for the three months ended March 31, 2001. The decrease is the result of a decrease in the volume of loans sold, which were generated by our retail division. Our non-conforming retail loan sales for the three months ended March 31, 2002 comprised 4.4% of total non-conforming loan sales, with average loan origination fee income earned of 3.3%. For the three months ended March 31, 2001, non-conforming retail loan sales were 18.1% of total non-conforming loan sales with average origination fee income of 4.28%. Average origination fee income from conforming and government loans was 2.1% for the three months ended March 31, 2002 compared to 2.27% for the three months ended March 31, 2001. Costs associated with selling loans were approximately 5 basis points for the three months ended March 31, 2002 compared to 6 basis points for the three months ended March 31, 2001.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold. Average services rendered fees paid on mortgage broker referral originations for the three months ended March 31, 2002 was 21 basis points compared to 67 basis points for the three months ended March 31, 2001.

Interest Income and Expense

Interest income for the three months ended March 31, 2002 was $1.2 million compared with $1.3 million for the same period ended in 2001. The decrease in interest income for the three months ended March 31, 2002 was due to a lower average interest rate on loans held for sale.

Interest expense for the three months ended March 31, 2002 was $943,000 compared with $875,000 for the three months ended March 31, 2001.

Changes in the average yield received on the loan portfolio, as mortgages are based on long term borrowing rates, may not coincide with changes in interest rates we must pay on revolving warehouse loans, the Bank's FDIC-insured deposits, and other borrowings, which are primarily based on short term borrowing rates. As a result, in times of changing interest rates, decreases in the difference or spread between the yield received on loans and other investments and the rate paid on borrowings will occur.

The following tables reflect the average yields earned and rates paid during the three months ended March 31, 2002 and 2001. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.



(In thousands)                                           March 31, 2002                                  March 31, 2001
                                          ---------------------------------------------    -----------------------------------------
                                            Average                          Average        Average                        Average
                                            Balance         Interest       Yield/Rate       Balance        Interest       Yield/Rate
                                          ------------    -------------    ------------    -----------     ----------    -----------
Interest-earning assets:
     Loan receivable (1)                     $ 54,351       $ 1,125           8.28%       $ 41,217        $ 1,164           11.30%
     Cash and other interest-
         earning assets                        27,931            98           1.39%         10,509             89             3.41
                                          ------------   -----------    ------------    -----------     ----------    -------------
                                               82,282         1,223           5.94%         51,726          1,253            9.69%
                                                         -----------    ------------                    ----------    -------------

Non-interest-earning assets:
     Allowance for loan losses                (1,536)                                      (1,445)
     Premises and equipment, net                3,735                                        5,327
     Other                                      5,140                                        7,727
                                          ------------                                  -----------

     Total assets                            $ 89,621                                     $ 63,335
                                          ============                                  ===========


Interest-bearing liabilities:
     Revolving warehouse lines                  8,090           127           6.30%       $  4,231             79            7.48%
     FDIC - insured deposits                   68,422           657           3.84%         39,087            609             6.23
     Other interest-bearing
         liabilities                            6,325           159          10.03%          8,339            187             8.97
                                         ------------   -----------    ------------    -----------     ----------    -------------
                                               82,837           943           4.55%         51,657            875            6.78%
                                                        -----------    ------------                    ----------    -------------

Non-interest-bearing liabilities                1,567                                        4,017
                                          ------------                                  -----------

     Total liabilities                         84,404                                       55,674

Shareholders' equity                            5,217                                        7,661
                                          ------------                                  -----------

     Total liabilities and equity            $ 89,621                                     $ 63,335
                                          ============                                  ===========

Average dollar difference between
    interest-earning assets and interest-
    bearing liabilities                         (555)                                     $     69
                                          ============                                  ===========

Net interest income                                         $   280                                       $   378
                                                         ===========                                    ==========

Interest rate spread (2)                                                      1.39%                                          2.91%
                                                                        ============                                 =============

Net annualized yield on average
    Interest-earning assets                                                   1.36%                                          2.93%
                                                                       =============                                 =============

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $98,000 in net interest income for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily the result of a decrease in the average balance on interest-earning assets.

($ In thousands)



                                                                    2002 Versus 2001

                                                               Increase (Decrease) due to:
                                                          Volume            Rate          Total
                                                       ------------     -----------    -----------
Interest-earning assets:
  Loans receivable                                          $(241)            $202          $(39)
  Cash and other interest-
      earning assets                                           14               (5)            9
                                                       ------------     -----------    -----------
                                                             (227)             197           (30)
                                                       ------------     -----------    -----------

Interest-bearing liabilities:
  Revolving warehouse lines                                    58              (10)           48
  FDIC-insured deposits                                        98              (50)           48
  Other interest-
     bearing liabilities                                      (56)              28           (28)
                                                       ------------     -----------    -----------
                                                              100              (32)           68
                                                       ------------     -----------    -----------

Net interest expense                                       $ (327)            $229          $(98)
                                                       ============     ===========    ===========


Broker Fee Income

We derive income from origination fees earned on brokered loans generated by our retail offices. For the three months ended March 31, 2002, broker fee income totaled $8,000 compared to $200,000 for the same period in 2001. The decrease was primarily the result of our initiatives to fund more retail loans in-house and due to a decrease in the number of retail office locations.

Other Income

In addition to net interest income (expense), gain on sale of loans, and broker fee income, we derive income from other fees earned on the loans funded such as underwriting service fees, prepayment penalties and late charge fees for delinquent loan payments. Revenues associated with the financial products marketed by Approved Financial Solutions are also recorded in other income. For the three months ended March 31, 2002, other income totaled $471,000 compared to $460,000 for the same period in 2001. The level of other income was affected by a reduction in the retail division, which marketed the financial products offered by AFS, and the increase in wholesale originations, which earn underwriting fees.

Comprehensive Income/Loss

For the three months ended March 31, 2001 we had other comprehensive income of $7,000 in the form of unrealized holding gains/losses on an Asset Management Fund investment. For the three months ended March 31, 2002, we had no other comprehensive income or loss.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $1.1 million to $1.6 million for the three months ended March 31, 2002 compared to the same period in 2001. The decrease was directly attributable to a decrease in the number of employees, related to our productivity enhancement and cost cutting initiatives. For the three months ended March 31, 2002, salary expense decreased by $900,000 when compared to the same period in 2001. The payroll related benefits decreased by $214,000 for the three months ended March 31, 2002 when compared to the same period in 2001. For the three months ended March 31, 2002 the commissions to sales staff decreased by $102,000 when compared to the same period ended March 31, 2001. The decrease was primarily due to lower loan volume. For the three months ended March 31, 2002, the average full time equivalent employee count was 104 compared to 204 for the three months ended March 31, 2001.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as rent, postage, printing, general insurance, travel and entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the three months ended March 31, 2002 decreased by $280,000 to $1.1 million, compared to the three months ended March 31, 2001. The decrease was the result of a reduction in retail loan origination offices and the related marketing expense, a decline in our employee count and other cost cutting efforts.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, payment of fees to mortgage brokers for services rendered on loan originations and verification of mortgages. Loan production expenses for the three months ended March 31, 2002 were $344,000 and $348,000 for the three months ended March 31, 2001.

Provision for Loan Losses

The following table presents the activity in the allowance for loan losses for held for yield (HFY) loans which includes general and specific allowances and selected loan loss data for the three months ended March 31, 2002 and the year ended December 31, 2001:

(In thousands)



                                                                                         2002                   2001
Balance at beginning of year                                                          $    880              $  1,479
(Credit) provision charged to expense                                                     (220)                   91
Loans charged off                                                                            -                  (746)
Recoveries of loans previously charged off                                                  17                    56
                                                                                      --------              --------

Balance at end of period                                                              $    677              $    880
                                                                                      ========              ========

HFS loans receivable, gross of valuation allowance and deferred fees                  $ 32,272              $ 48,464
HFY loans  receivable, gross of allowance for losses and deferred fees                $  9,940              $ 11,347
                                                                                      --------              --------
HFS and HFY loans receivable, gross of allowance for losses                           $ 42,212              $ 59,811
Ratio of allowance for loan losses to gross loans receivable at the end of periods        1.60%                 1.47%

*Valuation Allowance charges for HFS loans not recorded in allowance for loan losses


The credit for loan losses was $220,000 for the three months ended March 31, 2002 compared to a provision of $91,000 for the year ended December 31, 2001. The provision for loan losses is based on management's assessment of the loan loss risk for the associated loans. For the three months ended March 31, 2002, the net decrease in the allowance for loan losses was primarily due to the change in loss reserve methodology integrating the valuation allowance for HFS loans beginning in the second quarter of 2001. The valuation allowance for HFS loans is charged as an expense to income reducing the book value of the HFS loan receivable and is not included in allowance for loan losses or in calculation of regulatory capital ratios. The valuation allowance provisions for loans held for sale and the Allowance for Loan Losses on loans held for yield are established at levels that we consider adequate to cover future loan losses relative to the composition of the current portfolio of loans. We consider characteristics of our current loan portfolio such as credit quality, the weighted average coupon rate, the weighted average loan to value ratio, the combined loan to value ratio, the age of the loan portfolio, recent loan sale pricing for loans with similar characteristics, estimated net realizable value of loans, and the portfolio's delinquency and loss history and current status in the determination of an appropriate allowance. Other criteria such as covenants associated with our credit facilities, regulatory reserve requirements, trends in the demand for and pricing for loans sold in the secondary market for similar mortgage loans and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future. The valuation allowance was increased $181,000 to $798,000 in the three months ended March 31, 2002.

Provision for Foreclosed Property Losses

The provision for foreclosed property losses was $130,000 for the three months ended March 31, 2002 compared to $236,000 for the year ended December 31, 2001. The allowance for REO losses increased for the three months ended March 31, 2002, compared to December 31, 2001 due to the change in loss reserve methodology adopted in the later half of 2001 to comply with regulatory guidance and an increase in the gross amount of foreclosed property. The allowance in 2002 was established such that the book value of the asset reflects the estimated net realizable value of the underlying property. Sales of real estate owned yielded net losses of $14,000 for the three months ended
March 31, 2002 versus $173,000 for the three months ended March 31, 2001.

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the three months ended March 31, 2002 and the year ended December 31, 2001:

(In thousands)



                                                                    2002                  2001
                                                                  -------               -------
Balance at beginning of year                                      $   113               $   377
Provision charged to expense                                          130                   236
Loss on sale of foreclosures                                          (14)                 (500)
                                                                  -------               -------

Balance at end of period                                          $   229               $   113
                                                                  =======               =======

Real estate owned at the end of period, gross
      of allowance for losses                                     $ 1,331               $   702

Ratio of allowance for foreclosed property losses
      to gross real estate owned at the end of period                17.2%                 16.1%



Assets acquired through loan foreclosure are recorded as real estate owned ("REO"). When a property is transferred to REO status a new appraisal is ordered on the property. The property is written down to the net realizable value of the property, which is the listed or appraised value less cost to carry and liquidate. While we believe that our present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

Financial Condition at March 31, 2002 and December 31, 2001

Assets

The total assets were $86.5 million at March 31, 2002 compared to total assets of $78.5 million at December 31, 2001.

Cash and cash equivalents increased by $25.5 million to $37.1 million at March 31, 2002, from $11.6 million at December 31, 2001. This was due to the timing of loan sales and the Company issuing more certificates of deposits.

Net mortgage loans receivable decreased by $17.6 million to $40.6 million at March 31, 2002. The 30.2% decrease in the first quarter of 2002 is primarily due to selling more loans than were originated during the first quarter of 2002. We generally sell loans within sixty days of origination.

Real estate owned ("REO") increased by $513,000 to $1.1 million at March 31, 2002. The 87.1% increase in REO resulted from the sale of $60,000 in REO properties compared to additions of $675,000 to REO during the three months ended March 31, 2002.

Investments consist of FHLB stock owned by the Bank. There were no changes during the three months ended March 31, 2002.

Premises and equipment decreased by $172,000 to $3.6 million at March 31, 2002. The decrease is due to the depreciation of these assets for the three months ended March 31, 2002.

Goodwill was unchanged at March 31, 2002, as the Company adopted SFAS No. 142 which discontinued the amortization of this asset.

Income taxes receivable was unchanged at March 31, 2002 as the tax refund has not yet been received.

The deferred tax asset decreased by $275,000 to $1.3 million at March 31, 2002. The decrease is related to an increase in the valuation allowance during the three-month period. The valuation allowance is based upon an assessment by management of future taxable income and its relationship to reliability of deferred tax assets. Based upon the management's expected improvements of sufficient taxable income and reversing of the temporary differences, management believes that it is more likely than not that the Company will realize the net amount of the deferred tax asset. However, there can be no assurances that the Company will generate taxable income in any future period. The remainder of the decrease relates to changes in timing differences of the deferred tax asset.

Other assets remained unchanged at $1.4 million at March 31, 2002. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets.

Liabilities

Outstanding balances for our revolving warehouse loans increased by $4.3 million to $7.6 million at March 31, 2002. The increase in 2002 was primarily attributable to the timing of loans sales.

The Bank's deposits totaled $64.6 million at March 31, 2002 compared to $59.9 million at December 31, 2001. Of the certificate accounts on hand as of March 31, 2002, a total of $45.9 million was scheduled to mature in the twelve-month period ending March 31, 2003.

Through an arrangement with a local NYSE member broker/dealer we held $1.9 million and $2.2 million in FDIC insured money market deposits as of March 31, 2002 and December 31, 2001, respectively.

As of March 31, 2002 and December 31, 2001, the Bank had no loans from the Federal Home Loan Bank (FHLB).

Promissory notes and certificates of indebtedness totaled $4.6 million at March 31, 2002 compared to $4.6 million at December 31, 2001. During the three months ended March 31, 2002 and the year of 2001, we were not soliciting new promissory notes or certificates of indebtedness. We have utilized promissory notes and certificates of indebtedness, which are subordinated to our warehouse lines of credit and FDIC insured deposits, to help fund operations since 1984. Promissory notes outstanding carry terms of one to five years and interest rates between 8% and 10%, with a weighted-average rate of 9.73% at March 31, 2002. Certificates of indebtedness are uninsured indebtedness authorized for financial institutions, which have Virginia Industrial Loan Association charters. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 9.75% at March 31, 2002.

Mortgage loans payable totaled $1.7 million at March 31, 2002 compared to $1.7 million at December 31, 2001. This loan decreases due to the normal principal reduction with payments made on the mortgage note payable.

Accrued and other liabilities increased by $35,000 to $1.5 million at March 31, 2002. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables. The 2.5% increase is the result of an increase in accrued interest payable due to a higher average loan balance at March 31, 2002.

Shareholders' Equity

Total shareholders' equity at March 31, 2002 was $4.6 million compared to $5.4 million at December 31, 2001. The $749,000 decrease in 2002 was due to the loss for the three months ended March 31, 2002.

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

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to our ability to continue to originate loans. We have historically operated, and expect to operate in the future, on a negative cash flow basis from operations based upon the timing of proceeds used to fund loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 60 days after proceeds are used to fund the loan. For the three months ended March 31, 2002, we received cash from operating activities of $16.8 million. For the three months ended March 31, 2001, we used cash in operating activities of $7.5 million.

We finance our operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the three months ended March 31, 2002, we increased debt from financing activities of $8.7 million, this was primarily the result of increases in certificates of deposits and warehouse borrowings. For the three months ended March 31, 2001, we increased debt from financing activities of $2.7 million, this was primarily the result of increases in certificates of deposits.

Our borrowings (revolving warehouse and other credit facilities, FDIC-insured deposits, mortgage loans on our office building, subordinated debt and loan proceeds payable) were 93.0% of assets at March 31, 2002 compared to 91.3% at December 31, 2001.

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

Bank Sources of Capital

The Bank's deposits totaled $64.6 million at March 31, 2002 compared to $59.9 million at December 31, 2001. The Bank currently utilizes funds from deposits and lines of credit to fund first lien and junior lien mortgage loans. We plan to increase the use of credit facilities and seek additional funding sources in future periods.

Warehouse and Other Credit Facilities

In November 2001, we obtained a $7.0 million bank line of credit. The interest charged is based on the one month LIBOR rate and ranges from 4.43% to 5.43% over the one month LIBOR for various loans, additionally rates for Aged outstanding loans ranges from 7.43% to 8.43% over the one month LIBOR rate. All advances are subject to various transaction fees based upon the number of loans funded. As of March 31, 2002 we were in compliance with all financial covenants.

In December 2001, we obtained a $15.0 million repurchase agreement with interest at prime plus 1.25%. The line has various financial requirements including a minimum tangible net worth of $916,000. As of March 31, 2002, we were in compliance with all financial covenants.

Our credit facility with the Federal Home Loan Bank (FHLB) which was for $15 million with a 50% advance rate was terminated effective October 26, 2001.

Other Capital Resources

Uninsured promissory notes and certificates of indebtedness issued by Approved Financial Corp. have been a source of capital since 1984 and are issued primarily according to an intrastate exemption from security registration. Promissory notes and certificates of indebtedness totaled $4.6 million at March 31, 2002 compared to $4.6 million at December 31, 2001. These borrowings are subordinated to FDIC insured deposits and our warehouse lines of credit. We cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer our primary state of operation.

We had cash and cash equivalents of $37.1 million at March 31, 2002. We have sufficient resources to fund our current operations. Alternative sources for future liquidity and capital resource needs may include private security sales, the public issuance of debt or equity securities, increase in FDIC insured deposits and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, the terms and covenants associated with the alternative capital source. We expect that we will continue to be challenged by a limited availability of capital, fluctuations in the market price of and premiums received on whole loan sales in the secondary market compared to premiums realized in prior years, new competition in the mortgage loan origination industry and a slow economic environment leading to a possible rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. During the three months ending March 31, 2002 and in 2001, the Bank maintained liquidity in excess of the required amount, and we anticipate that we will continue to do so.

Bank Regulatory Capital

At March 31, 2002, the Bank's book value under accounting principles generally accepted in the United States ("GAAP") was $6.6 million. OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of March 31, 2002, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank's GAAP capital to regulatory capital:



                                                      Tangible              Core             Risk-Based
(In thousands)                                         Capital             Capital            Capital
GAAP capital                                          $ 6,564             $ 6,564             $ 6,564
Nonallowable asset:  goodwill                             (71)                (71)                (71)
Nonallowable asset:  deferred taxes                      (168)               (168)               (168)
Additional capital item:  general allowance                 -                   -                 593
                                                      -------             -------             -------
Regulatory capital - computed                           6,325               6,325               6,918
Minimum capital requirement                             1,266               3,375               3,797
                                                      -------             -------             -------

Excess regulatory capital                             $ 5,059             $ 2,950             $ 3,121
                                                      =======             =======             =======

Ratios:
     Regulatory capital - computed                       7.50%               7.50%              14.58%
     Minimum capital requirement                         1.50%               4.00%               8.00%
                                                      -------             -------             -------
Excess regulatory capital                                6.00%               3.50%               6.58%
                                                      =======             =======             =======


The OTS issued CEO Memorandum #137 in February 2001 providing guidance to those institutions with a significant subprime credit exposure which established a threshold of 25% or more of an institution's Tier I regulatory capital as the starting point for greater supervisory scrutiny. A key underlying principle in the guidance is that each subprime lender is responsible for quantifying the additional risks in its subprime lending activities and determining the appropriate amounts of ALLL and capital it needs to offset those risks. We believe that our current capital ratios are appropriate for the risk levels related to our current lending activity and loan portfolio. The revised computation methodology adopted in 2001 for loan losses also assist in monitoring and providing for these risks.

Bank Regulatory Directive

As disclosed in the 10K filing for December 31, 2001 and the 10Q filings for March 31, 2001, June 30, 2001 and September 30, 2001, the Office of Thrift Supervision (the "OTS") issued a written directive to Approved Financial Corp. ("AFC") and Approved Federal Savings Bank ("AFSB") dated April 20, 2001, stating that as a result of AFSB's practice of assigning loans to AFC, its holding company, it was declaring AFSB a "problem association" and was declaring AFC in "troubled condition" as set forth in applicable laws and regulations.

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

Management and the Boards of Directors revised inter-company operating procedures and submitted a formal Business Plan ("Plan") to the OTS detailing such on September 24, 2001. The Board of Directors of the Bank entered into a Consent Supervisory Agreement ("Agreement") with the Office of Thrift Supervision on December 3, 2001, as filed on Form 8K. In addition to the required adherence to all banking and lending regulations and various confirmation of compliance oversight required from the Board of Directors, the primary corrective actions and new operating procedures outlined in the Plan and/or the Agreement include the following:

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

               [ ] Jean S. Schwindt, President & COO of AFSB. Ms. Schwindt has served as Director of AFC since 1992, Director of AFSB since 1996 and as an officer of AFC since 1998. Ms. Schwindt has over twenty years of financial services experience working primarily in highly regulated environments.

               [ ] Neil Phelan, Executive Vice President and Director of AFSB. Mr. Phelan has served as a Director of AFC since 1997, Director of AFSB since 1996 and as an officer of AFC since 1995. Mr. Phelan has over twenty years of financial services experience primarily in the mortgage lending area.

               [ ] Phil Gray, Senior Vice President and Controller of AFSB. Mr. Gray has served as Controller of AFC since 1997 and as controller of AFSB since 2000. Mr. Gray is a Certified Public Accountant and has over eighteen years of experience with various companies where he served in the capacity of Chief Financial Officer or Controller.

               [ ] Lynn-LaVigne-Fiamingo, Vice President of AFSB. Ms. LaVigne-Fiamingo has served as a member of AFSB management since 1998 and as Vice President of AFSB since 2000. Ms. LaVigne-Fiamingo has over twenty years of experience in the financial services industry, primarily with credit unions and banking institutions.

    2. Board of Directors: OTS issued non-objection letters approving two new AFSB Director nominee requests. The Board of Directors of AFSB, in addition to the four Directors that are employed by either AFC or AFSB, has four outside Directors as follows.

               [ ] Leon Perlin has served on the Board of Directors of the Bank since 1996. Mr. Perlin was an initial investor in AFC when current management purchased the company in 1984 and has served on the board of AFC since 1984.

               [ ] The Board of Directors nominated Dennis J. Pitocco as a new outside Director of AFSB at a meeting held on April 25, 2001. This nomination became effective upon receipt of a letter dated May 25, 2001, from the OTS approving Mr. Pitocco as a Director. Mr. Pitocco's experience includes 27 years in the financial services industry having served in management positions for domestic regulated banking institutions and domestic and international non-bank lending institutions.

               [ ] Eric Yeakel, who has been a Director of AFSB since 1996 and the Chief Financial Officer of AFC since 1994, resigned his position as Chief Financial Officer in July of 2001. Mr. Yeakel now serves as an outside Director of AFSB.

               [ ] Thomas Frunzi, joined the Board effective upon receipt of a non-objection letter from the OTS related to his nomination for such on January 24, 2002. Mr. Frunzi has extensive management background in the financial services industry primarily in insurance related products.

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

    5. Limitation of Growth of Assets and Lending Policy: We are required to underwrite mortgage loans according to the underwriting criteria of our investors, according to risk-based pricing guidelines and to insure that consumer disclosure and file documentation is in compliance with lending regulations. Asset growth is limited to the extent that we must not increase the dollar amount or number of loans in our held for yield portfolio, thus loans originated are held for sale and marked to market monthly.

    6. Transactions with Affiliates: All transactions between the Bank and AFC or AFC non-bank affiliates must comply with the provisions of 12 U.S.C. ss.1468. A fee schedule for services rendered by AFC for AFSB has been developed whereby AFC performs services such as underwriting, processing, doc/closing, loan servicing and collections, quality control, secondary marketing, Human Resource, MIS and Corporate Administration. Payments to AFC from AFSB for services rendered applying this fee schedule for the months of June 2001 through December 2001 was approved by the OTS.

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

         As of each financial reporting date, management evaluates and reports all held for sale loans at the lower of cost or market value. Any decline in value, including those attributable to credit quality, are accounted for as a charge to provision for valuation allowance for held-for-sale loans, not as adjustments to the allowance for loan and lease losses (ALLL). Such provision is charged against income and not reported as part of ALLL, and therefore is not eligible for inclusion in Tier 2 capital for risk based capital purposes. Valuation allowances are established based on the age of the loan as well as special circumstances known to management that merit a valuation allowance. Loans held 90 days or less that do not fall into a special circumstance category are carried at cost. A valuation allowance is charged against first lien and subordinated liens non-conforming mortgage loans held over 90 days that do not fall into a special circumstance category. All loans considered to be special circumstance are carried at the net realizable value. The net realizable value represents the current appraised or listed property valuation less estimated cost to liquidate the property. The difference in the principal value of the loan and the net realizable value is recorded as a Valuation Allowance and is not recorded in ALLL.

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

Interest Rate Risk Management

We originate mortgage loans for sale as whole loans. We mitigate our interest rate exposure, and the related need for hedging activity, by selling most of the loans within sixty days of origination. Since the majority of our borrowings have fixed interest rates, we have exposure to interest rate risk. For example, if market interest rates were to rise between the time we originate the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans.

In recent years, pricing for our product offering rate sheets was normally adjusted upon receipt of notice from investors of changes in their pricing criteria. Pricing of a loan approval is normally honored if the loan is closed within a fifteen-day period. Therefore, to mitigate the risks associated with interest rate fluctuations or secondary marketing division now monitors the daily market prices and associated interest rate yields of bonds and/or other market interest rates used by investors as benchmarks for pricing pools of loans and adjusts our product offering rate sheets based on material changes as deemed appropriate, which may be before pricing change notice has been received from the investor.

In certain cases we may enter into forward loan sale commitments with investors and/or make use of similar transactions such as mandatory loan sales. Under these arrangements, we are normally allowed an agreed number of days to deliver a specified amount of loans meeting the investor's underwriting criteria and according to a prearranged pricing formula. Under these agreements, the investor assumes the interest rate risk for the agreed time period and we are obligated to deliver the loan volume. Since the investor is normally a larger institution that purchases pools of loans from many investors under similar agreements, the investor utilizes the advantages from economy of scale and can implement a cost effective hedging strategy to mitigate the assumed interest rate risk. Therefore, we will use this strategy to mitigate interest rate risk when the appropriate opportunities are presented based on overall risk reward evaluation.

In the future, the Board may determine it appropriate to adopt a more complex interest rate hedging strategy and may enter into typical transactions such as shorter sales of U.S. Treasury securities. Any type of hedge transaction or forward loan sale commitment, is evaluated on a risk reward basis and intended to limit our exposure to interest rate risk.

We had no hedge contracts or forward commitments outstanding at March 31, 2002. We have not entered into any hedge contracts since the fourth quarter of 1997.

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

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. This did not have a material effect on financial condition or results of operations.


Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this document have been prepared in accordance with US GAAP, which requires the measurement of the financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

The majority of the assets are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Inflation affects us most significantly in the area of residential real estate values and inflation's effect on interest rates. Real estate values generally increase during periods of high inflation and are stagnant during periods of low inflation. While interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, normally, interest rates increase during periods of high inflation and decrease during periods of low inflation.

Loan origination volume generally increases as residential real estate values increase because homeowners have new home equity values against which they can borrow. A large portion of our loan volume is related to refinancing and debt consolidation mortgages; therefore, an increase in real estate values enhances the marketplace for this type of loan origination. Conversely, as residential real estate values decrease, the market for home equity and debt consolidation loan origination decreases. Additionally, an increase or decrease in residential real estate values may have a positive or negative effect, respectively, on the liquidation of foreclosed property.

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

The majority of the loans originated are sold through loan sale strategies in an attempt to limit exposure to interest rate risk in addition to generating cash revenues. We sold, during 2001 and the first three months of 2002, approximately 97.8% of the total loans originated and funded in-house during the year ended December 31, 2001. Also, we sold, during the first three months of 2002, approximately 75.6% of loans originated and funded in-house during the period beginning January 1, 2002 and ending February 28, 2002. We expect to sell the majority of our loan originations, other than loans specifically originated to hold for investment and yield, during the same twelve-month period in which they are funded in future periods. As a result, loans are held on average for less than 12 months in our portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at March 31, 2002, as anticipated, and is expected to remain negative in future periods. We have no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that we sell the majority of our loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

Our one-year gap was a negative 3.22% of total assets at March 31, 2002, as illustrated in the following table:



                                                              One Year        Two          Three to       More Than
              Description                     Total            Or Less        Years       Four Years      Four Years
Interest earning assets:
Loans held for sale (1)                      $ 32,401         $ 12,638      $  1,254       $  2,881         $15,628
Loans held for yield (1)                        9,678            3,775           375            860           4,668
Cash and other interest-earning assets         37,097           37,097
                                         --------------------------------------------------------------------------


                                               79,176         $ 53,510      $  1,629       $  3,741         $20,296
                                                         ==========================================================

Allowance for loan losses                     (1,475)
Premises and equipment, net                     3,621

Other                                           5,143
                                         -------------
Total assets                                 $ 86,465
                                         =============


Interest-bearing liabilities:
Revolving warehouse lines                    $  7,572         $  7,572
FDIC - insured deposits                        64,555           45,899      $  10,248      $  8,408
FDIC - insured money market account             1,922            1,922
Other interest-bearing liabilities              6,340              901          1,386         2,271         $ 1,782
                                         --------------------------------------------------------------------------
                                               80,389         $ 56,294      $  11,634      $ 10,679         $ 1,782
                                                         ==========================================================
Non-interest-bearing liabilities                1,442
                                         -------------
Total liabilities


Shareholders' equity                            4,634
                                         -------------
Total liabilities and equity                 $ 86,465
                                         =============


Maturity/repricing gap                                        $(2,784)      $(10,005)      $ (6,938)        $18,514
                                                         ==========================================================


Cumulative gap                                                $(2,784)      $(12,789)      $(19,727)        $(1,213)
                                                         ==========================================================


As percent of total assets                                      (3.22)%       (14.79)%       (22.82)%         (1.40)%
Ratio of cumulative interest earning
   Assets to cumulative interest bearing
    liabilities
                                                                  0.95          0.81           0.75            0.98
===================================================================================================================



(1) Loans shown gross of allowance for loan losses and valuation allowance charges, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of our market risks is the above gap table. The gap table shows that the one-year gap was a negative 3.22% of total assets at March 31, 2002. We originate fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within 60 days from origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of March 31, 2002, 48.2% of the principal on the loans was expected to be received more than four years from that date. However, our activities are financed with short-term deposits, loans and credit lines 70.0% of which reprice within one year of March 31, 2002. We attempt to limit our interest rate risk by selling a majority of the fixed rate loans that we originate. If our ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, we could be subject to substantial interest rate risk.

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

As with other investments, the Bank regularly monitors mortgage loans in its held for yield portfolio and may decide from time to time to sell such loans as part of its overall asset liability and interest rate risk monitoring activity.

Asset Quality

The following table summarizes all of our delinquent loans at March 31, 2002 and December 31, 2001:

(in thousands)



                                                                  2002                 2001
                                                               ---------            ---------
Delinquent 31 to 60 days                                       $     746            $      51
Delinquent 61 to 90 days                                              92                  710
Delinquent 91 to 120 days                                            658                  398
Delinquent 121 days or more                                        1,631                1,525
                                                               ---------            ---------

Total delinquent loans (1)                                     $   3,127            $   2,684
                                                               =========            =========

Total loans receivable outstanding, gross                      $  42,189            $  59,811
                                                               =========            =========

Delinquent loans as a percentage of total loans outstanding:
Delinquent 31 to 60 days                                             1.8%                 0.1%
Delinquent 61 to 90 days                                             0.2                  1.2
Delinquent 91 to 120 days                                            1.6                  0.7
Delinquent 121 days or more                                          3.8                  2.5
                                                               ---------            ---------

Total delinquent loans as a percentage
   of total loans outstanding                                        7.4%                 4.5%
                                                               ---------            ---------
Reserve as a % of delinquent loans                                  21.7%                32.8%
                                                               =========            =========

-------------
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 60 days or more past due. Non-accrual loans were $2.4 million and $2.6 million at March 31, 2002 and December 31, 2001, respectively. The amount of additional interest that would have been recorded had the loans not been placed on non-accrual status was approximately $57,000 and $256,000 for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively. The amount of interest income on the non-accrual loans that was included in net income for the three months ended March 31, 2002 and the year ended December 31, 2001 was $12,000 and $108,000, respectively.

Loans delinquent 31 days or more as a percentage of total loans outstanding increased to 7.4% at March 31, 2002 from 4.5% at December 31, 2001.

At March 31, 2002 and December 31, 2001 the recorded investment in loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $2.3 million and $1.9 million, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2002 and the year ended December 31, 2001 was approximately $2.2 million and $1.4 million, respectively.

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



Date:  _______________   APPROVED FINANCIAL CORP.


                         By:   ______________________________
                               Allen D. Wykle,
                                Chairman, President, and Chief Executive Officer