Form 10-Q
period 2002-06-30
APPROVED FINANCIAL CORP
filed 2002-08-14
CIK 1053924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
      1934

                  For the quarterly period ended June 30, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number 000-23775

                            APPROVED FINANCIAL CORP.
             ------------------------------------------------------
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

                                  757-430-1400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2002: 5,482,114 shares

                            APPROVED FINANCIAL CORP.

                                      INDEX

                                                                     PAGE
PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
          June 30, 2002 and December 31, 2001                             4

         Consolidated Statements of Operations and Comprehensive Loss -
          Three months ended June 30, 2002 and 2001                       5

         Consolidated Statements of Operations and Comprehensive Loss -
          Six months ended June 30, 2002 and 2001                         6

         Consolidated Statements of Cash Flows -
          Six months ended June30, 2002 and 2001                          7

         Notes to Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            12

Item 3.  Quantitative and Qualitative Disclosures About Market
          Risk                                                           28

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                               30

Item 2.  Changes in Securities                                           30

Item 3.  Defaults Upon Senior Securities                                 30

Item 4.  Submission of Matters to a Vote of Security Holders             30

Item 5.  Other Information                                               30

Item 6.  Exhibits and Reports on Form 8-K                                30

                          PART I. FINANCIAL INFORMATION

                            APPROVED FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                           June 30, 2002     December 31, 2001
                                                           --------------    -----------------
                                                             (Unaudited)
                          ASSETS
     Cash                                                  $       17,923    $          11,627
     Investments                                                    1,056                1,056
     Mortgage loans held for sale, net                             21,283               47,886
     Mortgage loans held for yield, net                             7,976               10,348
     Real estate owned, net                                         1,052                  589
     Deferred tax asset, net                                            -                1,607
     Premises and equipment, net                                    3,463                3,793
     Other assets                                                   1,619                1,619
                                                           --------------    -----------------

     Total assets                                          $       54,372    $          78,525
                                                           ==============    =================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Money market deposits                                 $        1,653    $           2,232
     Certificates of deposits                                      38,939               59,903
     Revolving warehouse loan                                       3,123                3,280
     Subordinated debt - promissory notes                           2,529                2,499
     Subordinated debt - certificate of indebtedness                2,152                2,063
     Mortgage note payable                                          1,713                1,745
     Accrued and other liabilities                                  1,413                1,420
                                                           --------------    -----------------

     Total liabilities                                             51,522               73,142
                                                           --------------    -----------------
Shareholders' equity:
     Preferred stock series A, $10 par value;                           1                    1
       Non-cumulative, voting:
               Authorized shares - 100
               Issued and outstanding shares - 90
     Common stock, par value - $1                                   5,482                5,482
               Authorized shares - 20,000,000
               Issued and outstanding shares - 5,482,114
     Additional capital                                               552                  552
     Retained deficit                                              (3,185)                (652)
                                                           --------------    -----------------

     Total shareholders' equity                                     2,850                5,383
                                                           --------------    -----------------

       Total liabilities and shareholders' equity          $       54,372    $          78,525
                                                           ==============    =================

    The accompanying notes are an integral part of the consolidated financial statements.

                            APPROVED FINANCIAL CORP.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                      2002            2001
                                                   -----------    ------------
Revenue:
  Gain on sale of loans                            $     1,802    $      5,179
  Interest income                                        1,061           1,618
  Other fees and income                                    383             942
                                                   -----------    ------------
                                                         3,246           7,739
                                                   -----------    ------------
Expenses:
  Compensation and related                               1,505           2,777
  General and administrative                             1,109           1,549
  Interest expense                                         770           1,122
  Loan production expense                                  304             690
  Write down of goodwill                                     -             845
  Write down of fixed assets                                 -             106
  Provision for loan losses                                  9             321
                                                   -----------    ------------
                                                         3,697           7,410
                                                   -----------    ------------
       (Loss)/Income before income taxes                  (451)            329

  Income tax expense                                     1,333             124
                                                   -----------    ------------
       Net (loss)/income                                (1,784)            205

Other comprehensive income, net of tax:
  Unrealized gain on securities                              -               2
                                                   -----------    ------------
Comprehensive (loss)/income                        $    (1,784)   $        207
                                                   ===========    ============
Net (loss)/income per share:
       Basic and Diluted                           $     (0.33)   $       0.04
                                                   ===========    ============
Weighted average shares outstanding:
       Basic and Diluted                                 5,482           5,482
                                                   ===========    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                            APPROVED FINANCIAL CORP.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   Six Months Ended June 30,
                                                  --------------------------
                                                     2002            2001
                                                  -----------    -----------
Revenue:
  Gain on sale of loans                           $     3,740    $     7,956
  Interest income                                       2,284          2,871
  Other fees and income                                   862          1,601
                                                  -----------    -----------
                                                        6,886         12,428
                                                  -----------    -----------
Expenses:
  Compensation and related                              3,084          5,469
  General and administrative                            2,266          3,235
  Interest expense                                      1,713          1,997
  Loan production expense                                 649          1,038
  Write down of goodwill                                    -            845
  Write down of fixed assets                                -            106
  Provision for loan losses                                99            433
                                                  -----------    -----------
                                                        7,811         13,123
                                                  -----------    -----------

       Loss before income taxes                          (925)          (695)

  Income tax expense (benefit)                          1,608           (254)
                                                  -----------    -----------
       Net loss                                        (2,533)          (441)

Other comprehensive income, net of tax:
  Unrealized gain on securities                             -              9
                                                  -----------    -----------

Comprehensive loss                                $    (2,533)   $      (432)
                                                  ===========    ===========

Net loss per share:
       Basic and Diluted                          $     (0.46)   $     (0.08)
                                                  ===========    ===========

Weighted average shares outstanding:
       Basic and Diluted                                5,482          5,482
                                                  ===========    ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                            APPROVED FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                     --------------------------
                                                         2002          2001
                                                     -----------    -----------
Operating activities
  Net loss                                           $    (2,533)   $      (441)
  Adjustments to reconcile net loss to net
  Cash used in operating activities:
    Depreciation of premises and equipment                   332            330
    Amortization of goodwill                                   -             58
    (Recovery) provision for loan losses                    (181)           359
    Provision for losses on real estate owned                280             73
    Deferred tax expense                                   1,607            188
    Loss on real estate owned                                103
    Proceeds from sale and prepayments of loans          139,952        190,786
    Originations of loans, net                          (108,195)      (205,455)
    Loss on sale/disposal of fixed assets                      -              1
    Gain on sale of loans                                 (3,740)        (7,956)
    Loss on write down of goodwill                             -            845
    Loss on write down of fixed assets                         -            106
    Changes in assets and liabilities:
      Loan sale receivable                                     -         (1,254)
      Income tax receivable                                    -           (443)
      Other assets                                             -           (273)
      Accrued and other liabilities                           (7)            15
                                                     -----------    -----------

Net cash provided by (used in) operating activities       27,618        (23,061)

Cash flows from investing activities:
  Purchase of premises and equipment                          (4)           (72)
  Sales of premises and equipment                              2            166
  Sales of real estate owned                                 318            664
  Real estate owned capital improvements                     (25)           (97)
  Purchases of FHLB stock                                      -           (467)
  Net decrease in ARM fund shares                              -          2,265
                                                     -----------    -----------

Net cash provided by investing activities                    291          2,459

Cash flows from financing activities:
  Net (decrease) increase in borrowings - warehouse         (157)         1,591
  FHLB and LOC repayments, net                                 -         (3,000)
  Principal payments on mortgage notes payable               (32)          (339)
  Net increase (decrease) in:
    Notes payable                                             30           (148)
    Certificates of indebtedness                              89            143
    Certificates of deposit                              (20,964)        28,697
    Money market                                            (579)        (1,126)
                                                     -----------    -----------

Net cash (used in) provided by financing activities      (21,613)        25,818
                                                     -----------    -----------

Net increase in cash                                       6,296          5,216

Cash at beginning of period                               11,627          7,597
                                                     -----------    -----------

Cash at end of period                                $    17,923    $    12,813
                                                     ===========    ===========
Supplemental cash flow information:
    Cash paid for interest                                 1,713    $       831
    Cash received from income taxes                           15              -

Supplemental non-cash information:
    Loan balances transferred to real estate owned         1,037    $       175

    The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2002 and 2001

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with borrowers ("retail" and "direct"). Approved has two wholly owned subsidiaries through which it originated residential mortgages during the years of 2002 and 2001, Approved Federal Savings Bank (the "Bank") is a federally chartered thrift institution, and Approved Residential Mortgage, Inc. ("ARMI"). ARMI had no active loan origination operations for the six months ended June 30, 2002. Approved has a third wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offers other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers.

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

Comprehensive Income: The Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. The only item the Company has in Comprehensive Income or Loss for the six months ended June 30, 2001, is unrealized gains on securities, net of deferred taxes. For the six months ended June 30, 2002, we had no other comprehensive income or loss.

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

Liquidity: The Company finances its operating cash requirements primarily through certificates of deposit, warehouse credit facilities, and other borrowings. Our borrowings were 92.2% of total assets at June 30, 2002, compared to 91.3% at December 31, 2001.

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis of the financial condition and results of operations, for the six months ended June 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

GENERAL

Approved Financial Corp. ("AFC", "Holding Company", "Parent Company") is a Virginia-chartered financial institution, principally involved in originating, purchasing, servicing and selling loans secured primarily by conforming and non-conforming first and junior liens on owner-occupied, one-to-four-family residential properties. We offer both fixed-rate and adjustable-rate loans for debt consolidation, home improvements, purchase and other purposes. Through our retail division we also originate, service and sell government mortgage products such as VA and FHA. The term "non-conforming" as used in this report relates to a borrower that for various reasons may not fit the underwriting guidelines of traditional conforming/ government agency mortgage products, but who exhibits the ability and willingness to repay the loan.

We utilize wholesale (through mortgage brokers) and retail (direct to the consumer) channels to originate mortgage loans. At the broker level, an extensive network of independent mortgage brokers generates referrals.

In the six months ended June 30, 2002, the dollar volume in the wholesale lending division accounted for 95.0% of total originations and the retail lending division accounted for 5.0% of total originations. In the six months ended June 30, 2001, the dollar volume in the wholesale lending division accounted for 67.8% of total originations and the retail lending division accounted for 32.2% of total originations. Our current initiatives for the mortgage business focus on increasing future origination volume in a cost-effective manner primarily through the wholesale channel.

Once loan application packages are received from the wholesale and retail networks, the underwriting risk analysis and the processing of required documentation are completed and the loans are funded. We typically package the loans and sell them on a whole loan basis to institutional investors consisting primarily of larger well-capitalized financial institutions and reputable mortgage companies. We sell conforming loans to large financial institutions and to government and quasi-government agencies. The proceeds from these sales release funds for additional lending and operational expenses.

We historically have derived our income primarily from the premiums received on whole loan sales to institutional investors, net interest earned on loans held for sale, net interest income on loans held for yield, various origination fees received as part of the loan application and closing process and to a lesser extent from ancillary fees from servicing activity related to loans held for yield and loans held for sale and from other financial services offered in past periods. In future periods, we may generate revenue from loans sold through alternative loan sale strategies, from other types of lending activity and from the sale of other financial products and services that are permissible activities for a Bank or Bank Holding Company.

RESULTS OF OPERATIONS

NET INCOME (LOSS)

For the three months ended June 30, 2002, we reported a net loss of $1.8 million compared to net income of $0.2 million for the three months ended June 30, 2001. For the six month period ended June 30, 2002, we reported a net loss of $2.5 million compared to a $0.4 million net loss in 2001. On a per share basis, the net loss for the three months ended June 30, 2002 was $0.33 compared to net income of $0.04 for the same period in 2001. On a per share basis the net loss for the six months ended June 30, 2002 was $0.46 compared to $0.08 for 2001. The net loss increased primarily due to an increase in the deferred tax valuation allowance in the six-months ended June 30, 2002 of $1.7 million.

ORIGINATION OF MORTGAGE LOANS

The following table shows the loan originations in dollars and units for our wholesale and retail divisions for the three and six months ended June 30, 2002 and 2001. The retail division originates mortgages that are funded in-house and through other lenders ("brokered loans"). Brokered loans consist primarily of mortgages that do not meet our underwriting criteria or product offerings.

                                                              Three Months Ended    Six Months Ended
(Dollars in millions)                                              June 30,              June 30,
                                                             -------------------   -------------------
                                                               2002       2001       2002        2001
                                                             -------------------   -------------------
Dollar Volume of Loans Originated:
   Broker                                                    $   44.3   $  101.5   $  103.5   $  146.7
   Retail funded through other lenders                            0.4        6.4        0.7       11.0
   Retail funded in-house non-conforming                          0.3        3.8        0.7        8.8
   Retail funded in-house conforming and government               1.0       28.0        4.0       49.9
                                                             -------------------   -------------------

   Total                                                     $   46.0   $  139.7   $  108.9   $  216.4
                                                             ===================   ===================
Number of Loans Originated:
   Broker                                                         522        908      1,150      1,409
   Retail funded through other lenders                              4         49          6        108
   Retail funded in-house non-conforming                            1         62          4        136
   Retail funded in-house conforming and government                 8        211         30        383
                                                             -------------------   -------------------

   Total                                                          535      1,230      1,190      2,036
                                                             ===================   ===================

The dollar volume of loans originated in the three and six months ended June 30, 2002 (including retail loans brokered to other lenders) decreased 67.1% and 49.7%, respectively, when compared to the same period in 2001. The decrease in loan originations was primarily due to reduction in retail loan origination offices from nine (9) at the beginning of year 2001 to one (1) at the beginning of year 2002 and, the closure in April 2002 of the previous West wholesale operation. A new California wholesale operations center was established in July 2002 and is currently under development.

The dollar volume of loans funded in-house decreased 65.8% and 47.3% in the three and six months ended June 30, 2002 compared to the same period in 2001, primarily due to the reduction in retail loan origination centers. Brokered loans generated by the retail division were $0.4 million and $0.7 million during the three and six months ended June 30, 2002, which was a 93.8% and 93.6% decrease compared to $6.4 and $11.0 million during the same period in 2001.

The decrease in retail loan origination centers resulted in a 92.3% decrease in our retail loan volume including retail loans brokered to other lenders for the six months ended June 30, 2002 when compared to the same period in 2001.

The volume of loans originated through the Company's wholesale division, which originates loans through referrals from a network of mortgage brokers, decreased 56.4% and 29.4% to $44.3 million and $103.5 million for the three and six months ended June 30, 2002, compared to $101.5 million and $146.7 million for the three and six months ended June 30, 2001. The decrease was primarily the result of the company closing down the West wholesale division. As of third quarter 2002, a new California operations center is under development.

GAIN ON SALE OF LOANS

The largest component of our net income is gain on sale of loans. There is an active secondary market for residential mortgage loans. Under our current business strategy, we originate loans to be sold to other financial institutions. We receive cash at the time loans are sold. The loans are sold service-released on a non-recourse basis, except for normal representations and warranties, which is consistent with industry practices. By selling loans in the secondary mortgage market, we are able to obtain funds that may be used for additional lending and investment purposes. Gain on sale of loans is comprised of several components, as follows: (a) the difference between the sales price and the net carrying value of the loan; plus (b) loan origination fee income collected at loan closing and deferred until the loan is sold; less (c) loan sale recapture premiums and loan selling costs.

Nonconforming loan sales totaled $53.0 million and $127.3 million for the three and six months ended June 30, 2002, compared to $92.3 million and $136.2 million for the same period in 2001.

For the three and six month period ended June 30, 2002, we sold $4.3 million and $4.3 million of seasoned loans at a weighted average discount to par value of 2.2% and 2.2%. For the three and six month period ended June 30, 2001, we sold $0.7 and $1.2 million of seasoned loans at a weighted average discount to par value of 5.3% and 5.4%.

Conforming and government loan sales were $2.1 million and $5.9 million for the three and six months ended June 30, 2002, compared to $26.2 million and $44.5 million for the three and six months ended June 30, 2001.

The combined gain on the sale of loans was $1.8 million and $3.7 million for the three and six months ended June 30, 2002, which compares with $5.2 million and $8.0 million for the same period in 2001. The decrease in the combined gain on sale of loans was primarily the result of a reduction in loan volume and a change in the mix of loans sold shifting away from retail loans to wholesale loans. Retail origination fees and points earned at time of origination are recognized at the time of sale and included in the gain on sale calculation. For the three and six months ended June 30, 2002, approximately 95.2% and 95.5% of loans sold (conforming & non-conforming) were originated by the wholesale division, compared to 90.8% and 87.9% for the three and six months ended June 30, 2001. Gain on the sale of mortgage loans represented 55.5% and 54.3% of total revenue for the three and six months ended June 30, 2002, compared to 66.9% and 64.0% of total revenue for the same period in 2001. This was primarily a result of reduced loan sale premiums.

The weighted-average premium, realized on non-conforming loan sales was 3.58% and 2.80%, during the three and six months ended June 30, 2002, compared to 4.21% and 4.15% (excluding seasoned loan sales) for the same period in 2001. The weighted-average premium realized on its conforming and government loans sales was 1.63% and 1.72% during the three and six months ended June 30, 2002, compared to 1.40% and 1.55% for the three and six months ended June 30, 2001. The reduction in the weighted-average premium percent received on loan sales was primarily the result of the sale of loans during 2002, which were funded as part of a short-term promotional loan product offered in December 2001 and January 2002 that yielded lower premiums.

We defer recognizing income from the loan origination fees we receive at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from our retail lending division. Origination fee income included in the gain on sale of loans for the three and six months ended June 30, 2002 was $0.2 million and $0.3 million, compared to $1.0 million and $1.8 million for the three and six months ended June 30, 2001. The decrease is the result of a decrease in the volume of loans sold, which were generated by our retail division. Average origination fee income from conforming and government loans was 1.10% and 0.90% for the three and six months ended June 30, 2002 compared to 2.25% and 2.26% for the three and six months ended June 30, 2001. Costs associated with selling loans were approximately 5 basis points for the three and six months ended June 30, 2002 compared to 4 basis points for the three and six months ended June 30, 2001.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold. Average services rendered fees paid on mortgage broker referral originations for the three and six months ended June 30, 2002 was 33 and 26 basis points compared to 64 and 65 basis points for the three and six months ended June 30, 2001.

INTEREST INCOME AND EXPENSE

Interest income for the three and six months ended June 30, 2002 was $1.1 million and $2.3 million compared with $1.6 million and $2.9 million for the same period ended in 2001. The decrease in interest income for the three and six months ended June 30, 2002 was due to a lower average interest rate on loans held for sale and a decrease in loans receivable.

Interest expense for the three and six months ended June 30, 2002 was $0.8 million and $1.7 million compared with $1.1 million and $2.0 million for the three and six months ended June 30, 2001. The decrease in interest expense was due to a decrease in loan origination and loans receivable.

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

     The following tables reflect the average yields earned and rates paid during the six months ended June 30, 2002 and 2001. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

(Dollar in thousands)                           June 30, 2002                         June 30, 2001
                                    ------------------------------------    ---------------------------------
                                     Average                   Average       Average                 Average
                                     Balance     Interest     Yield/Rate     Balance   Interest    Yield/Rate
                                    --------     --------     ----------    --------   --------    ----------
Interest-earning assets:
  Loan receivable (1)               $ 46,429     $  2,081           8.96%   $ 53,506   $  2,731         10.21%
  Cash and other interest-
   earning assets                     29,629          203           1.37%      9,316        140          3.02
                                    --------     --------     ----------    --------   --------    ----------
                                      76,058        2,284           6.00%     62,822      2,871          9.14%
                                                 --------     ----------               --------    ----------
Non-interest-earning assets:
  Allowance for loan losses           (1,508)                                 (1,445)
  Premises and equipment, net          3,657                                   5,227
  Other                                4,927                                   7,814
                                    --------                                --------
  Total assets                      $ 83,134                                $ 74,418
                                    ========                                ========

Interest-bearing liabilities:
  Revolving warehouse lines         $  7,887          227           5.75%   $  4,169        157          7.50%
  FDIC - insured deposits             63,390        1,169           3.69%     45,738      1,362          5.96
  Other interest-bearing
   liabilities                         6,343          317          10.01%     12,777        478          7.48
                                    --------     --------     ----------    --------   --------    ----------
                                      77,620        1,713           4.41%     62,684      1,997          6.37%
                                                 --------     ----------               --------    ----------

Non-interest-bearing liabilities       1,548                                   4,344
                                    --------                                --------

  Total liabilities                   79,168                                  67,028

Shareholders' equity                   3,966                                   7,390
                                    --------                                --------

  Total liabilities and equity      $ 83,134                                $ 74,418
                                    ========                                ========

Average dollar difference between
 interest-earning  assets and
 interest-bearing liabilities       $ (1,562)                               $    138
                                    ========                                ========

Net interest income                              $    571                              $    874
                                                 ========                              ========

Interest rate spread (2)                                            1.59%                                2.77%
                                                              ==========                           ==========

Net annualized yield on average
 Interest-earning assets                                            1.50%                                2.78%
                                                              ==========                           ==========

----------
     (1) Loan's shown gross of allowance for loan losses, net of premiums/discounts.
     (2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $303,000 in net interest income for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was primarily the result of decreases in the average balance and rates on interest-earning assets.

(In thousands)
                                                         Six months ended June 30,
                                                             2002 Versus 2001
                                                        Increase (Decrease) due to:
                                               --------------------------------------------
                                                  Volume           Rate            Total
                                               ------------     -----------     -----------
Interest-earning assets:
  Loans receivable                             $       (338)    $      (312)    $      (650)
  Cash and other interest-earning assets                 84             (21)             63
                                               ------------     -----------     -----------
                                                       (254)           (333)           (587)
                                               ------------     -----------     -----------

Interest-bearing liabilities:
  Revolving warehouse lines                              95             (25)             70
  FDIC-insured deposits                             (14,250)         14,057            (193)
  Other interest-bearing liabilities                   (483)            322            (161)
                                               ------------     -----------     -----------
                                                    (14,638)         14,354            (284)
                                               ------------     -----------     -----------

Net interest expense                           $     14,384     $   (14,687)    $      (303)
                                               ============     ===========     ===========

OTHER INCOME

In addition to net interest income (expense), and gain on sale of loans, we derive income from other fees earned on the loans funded such as broker fee income, underwriting service fees, prepayment penalties and late charge fees for delinquent loan payments. Revenues associated with the financial products marketed by Approved Financial Solutions are also recorded in other income. For the three and six months ended June 30, 2002, other income totaled $0.4 and $0.9 million compared to $0.9 and $1.6 million for the same period in 2001. The level of other income was affected by a reduction in the retail division, which marketed the financial products offered by AFS and generated broker fee income on loans brokered to other lenders. Broker fee income for the six month period ended June 30, 2002 was $5,500 compared to $431,000 for the same period in 2001.

COMPREHENSIVE INCOME/LOSS

For the three and six months ended June 30, 2001 we had other comprehensive income of $2,000 and $9,000 in the form of unrealized gains/losses on an Asset Management Fund investment. For the three and six months ended June 30, 2002, we had no other comprehensive income or loss.

COMPENSATION AND RELATED EXPENSES

The largest component of expenses is compensation and related expenses, which decreased by $1.3 million and $2.4 million to $1.5 million and $3.1 million for the three and six months ended June 30, 2002 compared to the same period in 2001. The decrease was directly attributable to a decrease in the number of employees, related to our closure of retail loan origination offices, productivity enhancement and cost cutting initiatives. For the three and six months ended June 30, 2002, salary expense decreased by $0.6 million and $1.4 million when compared to the same period in 2001. The payroll related benefits decreased by $0.2 million and $0.4 million for the three and six months ended June 30, 2002 when compared to the same period in 2001. For the three and six months ended June 30, 2002 the commissions to sales staff decreased by $0.4 million and $0.6 million when compared to the same periods ended June 30, 2001. The decrease was primarily due to lower loan volume. For the three and six months ended June 30, 2002, the average full time equivalent employee count was 85 and 94 compared to 167 and 185 for the three and six months ended June 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses are comprised of various expenses such as rent, postage, printing, general insurance, travel and entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the three and six months ended June 30, 2002 decreased by $0.4 million and $1.0 million to $1.1 million and $2.3 million, compared to the three and six months ended June 30, 2001. The decrease was the result of a reduction in retail loan origination offices and the related marketing expense, a decline in our employee count and cost cutting efforts including cost savings through technology.

LOAN PRODUCTION EXPENSE

Loan production expenses are comprised of expenses for appraisals, credit reports, payment of fees to mortgage brokers for services rendered on loan originations and verification of mortgages. Loan production expenses for the three and six months ended June 30, 2002 were $0.3 million and $0.7 million compared to $0.7 million and $1.0 million for the three and six months ended June 30, 2001. The reduction was primarily due to the decrease in loan origination volume.

PROVISION FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses for held for yield (HFY) loans which include general and specific allowances and selected loan loss data for the six months ended June 30, 2002 and the year ended December 31, 2001:

(Dollar in thousands)
                                                                                     2002                 2001
                                                                                --------------       --------------
Balance at beginning of year                                                    $          880       $        1,479
(Credit) provision charged to expense                                                     (212)                  91
Loans charged off                                                                         (131)                (746)
Recoveries of loans previously charged off                                                  31                   56
                                                                                --------------       --------------

Balance at end of period                                                        $          568       $          880
                                                                                ==============       ==============
HFS loans receivable, gross of valuation allowance and deferred fees            $       21,872       $       48,464
HFY loans receivable,  gross of allowance for losses and deferred fees          $        8,655       $       11,347
HFS and HFY loans receivable, gross of allowance for losses                     $       30,527       $       59,811
Ratio of allowance for loan losses to gross loans receivable at the end
 of periods                                                                               1.86%                1.47%

* Valuation Allowance charges for HFS loans not recorded in allowance for loan losses.

The credit for loan losses was $212,000 for the six months ended June 30, 2002 compared to a provision of $91,000 for the year ended December 31, 2001. The provision for loan losses is based on management's assessment of the loan loss risk for the associated loans. For the six months ended June 30, 2002, the net decrease in the allowance for loan losses was primarily due to the change in loss reserve methodology integrating the valuation allowance for HFS loans beginning in the second quarter of 2001. The valuation allowance for HFS loans is charged as an expense to income reducing the book value of the HFS loan receivable and is not included in allowance for loan losses or in calculation of regulatory capital ratios. The valuation allowance provisions for loans held for sale and the allowance for loan losses on loans held for yield are established at levels that we consider adequate to cover future loan losses relative to the composition of the current portfolio of loans. We consider characteristics of our current loan portfolio such as credit quality, the weighted average coupon rate, the weighted average loan to value ratio, the combined loan to value ratio, the age of the loan portfolio, recent loan sale pricing for loans with similar characteristics, estimated net realizable value of loans, and the portfolio's delinquency and loss history and current status in the determination of an appropriate allowance. Other criteria such as covenants associated with our credit facilities, regulatory reserve requirements, trends in the demand for and pricing for loans sold in the secondary market for similar mortgage loans and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future. The valuation allowance for HFS loans was decreased $149,000 to $648,000 in the six months ended June 30, 2002. The ratio of the $648,000 valuation allowance for HFS loans to $21.9 million gross HFS loans as of June 30, 2002 was 2.96% compared to the ratio of 1.27% from the $617,000 valuation allowance for HFS loans to $48.5 million gross HFS loans as of December 31, 2001.

The combined allowance for loan losses held for yield loans, $568,000, and valuation allowance for held for sale loans, $648,000, as of June 30, 2002 were $1.2 million or 3.93% of total gross held for yield and held for sale loans, $30.5 million. As of December 31, 2001, the combined allowance for loan losses held for yield loans, $880,000, and valuation allowance for held for sale loans, $617,000, were $1.5 million or 2.50% of total gross held for yield and held for sale loans, $59.8 million.

PROVISION FOR FORECLOSED PROPERTY LOSSES

The provision for foreclosed property losses was $280,000 for the six months ended June 30, 2002 compared to $236,000 for the year ended December 31, 2001. The allowance for REO losses increased for the six months ended June 30, 2002, compared to December 31, 2001 due to the change in loss reserve methodology adopted in the later half of 2001 to comply with regulatory guidance and an increase in the gross amount of foreclosed property. The allowance in 2002 was established such that the book value of the asset reflects the estimated net realizable value of the underlying property. Sales of real estate owned yielded net losses of $101,000 for the six months ended June 30, 2002 versus $198,000 for the six months ended June 30, 2001.

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the six months ended June 30, 2002 and the year ended December 31, 2001:

(Dollar in thousands)
                                                                                     2002                 2001
                                                                                --------------       --------------
Balance at beginning of year                                                    $          113       $          377
Provision charged to expense                                                               280                  236
Loss on sale of foreclosures                                                              (101)                (500)
                                                                                --------------       --------------
Balance at end of period                                                        $          292       $          113
                                                                                ==============       ==============
Real estate owned at the end of period, gross
 of allowance for losses                                                        $        1,343       $          702

Ratio of allowance for foreclosed property losses
 to gross real estate owned at the end of period                                          21.7%                16.1%

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

FINANCIAL CONDITION

ASSETS

The total assets were $54.4 million at June 30, 2002, compared to total assets of $78.5 million at December 31, 2001.

Cash and cash equivalents increased by $6.3 million to $17.9 million at June 30, 2002, from $11.6 million at December 31, 2001. The principal reason for the increase for the period ending June 30, 2002 was the receipt of proceeds from loan sales in the final week of June 2002. These proceeds are use to fund new loans in July 2002.

Net mortgage loans receivable decreased by $29.0 million to $29.2 million at June 30, 2002. The 49.8% decrease in the first six months of 2002 is primarily due to selling more loans than were originated during the first six months of 2002. We generally sell loans within sixty days of origination.

Real estate owned ("REO") increased by $0.5 million to $1.1 million at June 30, 2002. The 78.6% increase in REO resulted from the sale of $0.4 million in REO properties compared to additions of $1.0 million to REO during the six months ended June 30, 2002.

Investments consist of FHLB stock owned by the Bank. There were no changes during the six months ended June 30, 2002.

Premises and equipment decreased by $0.3 million to $3.5 million at June 30, 2002. The decrease is due to the depreciation of these assets for the six months ended June 30, 2002.

The deferred tax asset decreased by $1.6 million to $0 at June 30, 2002. The decrease is related to an increase in the valuation allowance for the deferred tax asset during the six-month period.

Other assets remained unchanged at $1.6 million at June 30, 2002. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets.

LIABILITIES

Outstanding balances for our revolving warehouse loans decreased by $0.2 million to $3.1 million at June 30, 2002. The decrease in 2002 was primarily attributable to the timing of loans sales.

The Bank's deposits totaled $38.9 million at June 30, 2002, compared to $59.9 million at December 31, 2001. Of the certificate accounts on hand as of June 30, 2002, a total of $35.3 million was scheduled to mature in the twelve-month period ending June 30, 2003.

Through an arrangement with a local NYSE member broker/dealer, we held $1.7 million and $2.2 million in FDIC insured money market deposits as of June 30, 2002 and December 31, 2001, respectively.

Promissory notes and certificates of indebtedness totaled $4.7 million at June 30, 2002 compared to $4.6 million at December 31, 2001. During the six months ended June 30, 2002 and the year of 2001, we did not solicit new promissory notes or certificates of indebtedness. We have utilized promissory notes and certificates of indebtedness, which are subordinated to FDIC insured deposits and our warehouse lines of credit, to help fund operations since 1984. Promissory notes outstanding carry terms of one to five years and interest rates between 8.0% and 10.0%, with a weighted-average rate of 9.74% at June 30, 2002. Certificates of indebtedness are uninsured indebtedness authorized for financial institutions, which have Virginia Industrial Loan Association charters. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.50%, with a weighted-average rate of 9.74% at June 30, 2002.

Mortgage loans payable remained unchanged at $1.7 million at June 30, 2002. This loan decreases due to the normal principal reduction with payments made on the mortgage note payable.

Accrued and other liabilities remained unchanged at $1.4 million at June 30, 2002. This category includes accounts payable, accrued interest payable, deferred income, and other payables.

SHAREHOLDERS' EQUITY

Total shareholders' equity at June 30, 2002 was $2.9 million compared to $5.4 million at December 31, 2001. The $2.5 million decrease in 2002 was due to the net loss for the six months ended June 30, 2002, which includes the deferred tax asset valuation allowance increase of $1.6 million.

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

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to our ability to continue to originate loans. We have historically operated, and expect to operate in the future, on a negative cash flow basis from operations based upon the timing of proceeds used to fund loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 60 days after proceeds are used to fund the loan. For the six months ended June 30, 2002, we received cash from operating activities of $27.6 million. For the six months ended June 30, 2001, we used cash in operating activities of $23.1 million.

We finance our operating cash requirements primarily through FDIC-insured deposits, warehouse and other debt. For the six months ended June 30, 2002, we decreased debt from financing activities of $21.6 million. This was primarily the result of decreases in certificates of deposits. For the six months ended June 30, 2001, we increased debt from financing activities of $25.8 million. This was primarily the result of increases in certificates of deposits.

Our borrowings (revolving warehouse and other credit facilities, FDIC-insured deposits, mortgage loans on our office building and subordinated debt) were 92.2% of assets at June 30, 2002 compared to 91.3% at December 31, 2001.

WHOLE LOAN SALE PROGRAM

The most important source of liquidity and capital resources is the ability to sell conforming and non-conforming loans in the secondary market. The market value of the loans funded is dependent on a number of factors, including but not limited to loan delinquency and default rates, the original term and current age of the loan, the interest rate and loan to value ratio, whether or not the loan has a prepayment penalty, the credit grade of the loan, the credit score of the borrower, the geographic location of the real estate, the type of property and lien position, the supply and demand for conforming and non-conforming loans in the secondary market, general economic and market conditions, market interest rates and governmental regulations. Adverse changes in these conditions may affect our ability to sell mortgages in the secondary market for acceptable prices, which is essential to the continuation of our mortgage origination operations.

BANK SOURCES OF CAPITAL

The Bank's deposits totaled $40.6 million at June 30, 2002 compared to $62.1 million at December 31, 2001. The Bank currently utilizes funds from deposits and warehouse lines of credit to fund first lien and junior lien mortgage loans. We plan to increase the use of credit facilities and seek additional funding sources in future periods.

WAREHOUSE AND OTHER CREDIT FACILITIES

In December 2001 we obtained a $15.0 million warehouse line of credit (structured as a repurchase agreement) with another financial institution. The size of the facility was increased to $25 million as of June 2002. The interest rate associated with the facility is prime plus 1.25%. The line has various financial requirements including a minimum tangible net worth of $916,000. As of June 30, 2002, we were in compliance with all financial covenants.

In November 2001, we obtained a $7.0 million bank line of credit. This facility was terminated in 2002 upon determination by management that the line was not designed administratively to meet the Company's funding needs in a cost efficient manner.

OTHER CAPITAL RESOURCES

Uninsured promissory notes and certificates of indebtedness issued by Approved Financial Corp. have been a source of capital since 1984 and are issued primarily according to an intrastate exemption from security registration. Promissory notes and certificates of indebtedness totaled $4.7 million at June 30, 2002 compared to $4.6 million at December 31, 2001. These borrowings are subordinated to FDIC insured deposits and our warehouse lines of credit. We cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer our primary state of operation.

We had cash and cash equivalents of $17.9 million at June 30, 2002. We have sufficient resources to fund our current operations. Sources for future liquidity and capital resource needs may include private security sales, the public issuance of debt or equity securities, increase in FDIC insured deposits and new lines of credit. Current corporate initiatives included the procurement of new investment of equity capital. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, the terms and covenants associated with the alternative capital source. We expect that we will continue to be challenged by a limited availability of capital, fluctuations in the market price of and premiums received on whole loan sales in the secondary market compared to premiums realized in prior years, new competition in the mortgage loan origination industry and a slow economic environment leading to a possible rise in loan delinquency and the associated loss rates.

BANK REGULATORY LIQUIDITY

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. During the six months ending June 30, 2002 and in 2001, the Bank maintained liquidity in excess of the required amount, and we anticipate that we will continue to do so.

BANK REGULATORY CAPITAL

At June 30, 2002, the Bank's book value under accounting principles generally accepted in the United States (US GAAP) was $5.3 million. OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of June 30, 2002, the Bank satisfied the regulatory capital requirements, as shown in the following table reconciling the Bank's GAAP capital to regulatory capital:

                                                       Tangible         Core        Risk-Based
(Dollar in thousands)                                   Capital        Capital        Capital
                                                      -----------    -----------    -----------
GAAP capital                                          $     5,285    $     5,285    $     5,285
Non-allowable asset:  goodwill                                (71)           (71)           (71)
Additional capital item:  general allowance                     -              -            300
                                                      -----------    -----------    -----------
Regulatory capital - computed                               5,214          5,214          5,514
Minimum capital requirement                                   795          2,120          2,622
                                                      -----------    -----------    -----------
Excess regulatory capital                             $     4,419    $     3,094    $     2,892
                                                      ===========    ===========    ===========

Ratios:
   Regulatory capital - computed                             9.84%          9.84%         16.82%
   Minimum capital requirement                               1.50%          4.00%          8.00%
                                                      -----------    -----------    -----------
Excess regulatory capital                                    8.34%          5.84%          8.82%
                                                      ===========    ===========    ===========

OTS CEO Memorandum #137 issued in February of 2001 requires that the bank's board of directors determine the appropriate minimum capital level for the institution relative to 'subprime' lending activity. The determination of an appropriate minimum capital ratio related to subprime lending activities is a dynamic process based on quantifiable statistics related to the composition and performance of actual assets owned by the institution at a static point in time and theoretical variables such as current market and economic conditions and expectations for the future. The quantifiable variables include items such as loan portfolio designations between 'held for yield' and 'held for sale' and the related allowance for loan and lease loss and valuation allowance charges, statistics related to the credit quality of current loan portfolio outstanding, factors including asset performance and historical default trends, and recent secondary loan sale market transactions. We believe that our capital ratios as of June 30, 2002 are appropriate for the risk related to our current lending activity and loan portfolio. This determination is primarily based on the fact that all current loan origination activity is underwritten with intent to sell to investors and according to our investors' underwriting guidelines and current methodology used to determine loan loss reserves either as allowance for loan and lease losses (ALLL) or valuation allowances for held for sale loans.

BANK REGULATORY MATTERS

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

The practice of inter-company loan assignments had been standard operating procedure between AFSB and AFC for several years. This operating procedure was disclosed during prior audits, including audits by the Company's independent public accountants and has no effect on previously audited consolidated financial statements. The Board of Directors of AFSB and AFC acknowledge and respect the authority and power of the OTS and acted promptly to implement corrective actions requested by the OTS.

Management and the Boards of Directors revised and implemented inter-company operating procedures as submitted to the OTS. The Board of Directors of the Bank entered into a Consent Supervisory Agreement ("Agreement") with the Office of Thrift Supervision on December 3, 2001, as filed on Form 8K. As of June 30, 2002, to the best of our knowledge, we are in compliance with the Agreement.

INTEREST RATE RISK MANAGEMENT

We mitigate our interest rate exposure and the related need for hedging activity by means of our current policy to originate all loans with intent to sell, within sixty days of origination. Since the majority of our borrowings have fixed interest rates, we have exposure to interest rate risk. For example, if market interest rates were to rise between the time we originate the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans.

In recent years, pricing for our product offering rate sheets was normally adjusted upon receipt of notice from investors of changes in their pricing criteria. Pricing of a loan approval is normally honored if the loan is closed within a fifteen-day period. Therefore, to mitigate the risks associated with interest rate fluctuations our secondary marketing division now monitors the daily market prices and associated interest rate yields of bonds and/or other market interest rates used by investors as benchmarks for pricing pools of loans and adjusts our product offering rate sheets based on material changes as deemed appropriate, which may be before pricing change notice has been received from the investor. In certain cases we may enter into forward loan sale commitments with investors and/or make use of similar transactions such as mandatory loan sales. Under these arrangements, we are normally allowed an agreed number of days to deliver a specified amount of loans meeting the investor's underwriting criteria and according to a prearranged pricing formula. Under these agreements, the investor assumes the interest rate risk for the agreed time period and we are obligated to deliver the loan volume. Since the investor is normally a larger institution that purchases pools of loans from many investors under similar agreements, the investor utilizes the advantages from economy of scale and can implement a cost effective hedging strategy to mitigate the assumed interest rate risk. Therefore, we will use this strategy to mitigate interest rate risk when the appropriate opportunities are presented based on overall risk reward evaluation.

In the future, the Board may determine it appropriate to adopt a more complex interest rate hedging strategy and may enter into typical transactions such as short sales of U.S. Treasury securities. Any type of hedge transaction or forward loan sale commitment, is evaluated on a risk reward basis and intended to limit our exposure to interest rate risk.

We had no hedge contracts or forward commitments outstanding at June 30, 2002. We have not entered into any hedge contracts since the fourth quarter of 1997.

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

While we have no plans to adopt a Securitization loan sale strategy at this time, if we were to do so in the future, then to the extent loan servicing rights and interest-only and residual classes of certificates are capitalized on the books ("capitalized assets") from future loan sales through securitization, higher than anticipated rates of loan prepayments or losses could require us to write down the value of capitalized assets, adversely affecting earnings. A significant decline in interest rates could increase the level of loan prepayments. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow us to increase the value of capitalized assets, which could have a favorable effect on our results of operations and financial condition.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT - ASSET/LIABILITY MANAGEMENT

There have been no significant changes from the quantitative and qualitative disclosures made in the December 31, 2001 Form 10K.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Mr. Barry Epstein, former managing director of the West Wholesale Division of Approved Federal Savings Bank, filed a lawsuit in the U.S. Federal District Court, Eastern Division, against Approved Financial Corp., Approved Federal Savings Bank, and certain current and former officers. The complaint asserts twelve (12) counts, including breach of contract, fraud, RICO, tortious interference with contract, and others. He seeks to recover a $200,000 investment of capital and between $5 million and $20.2 million in alleged lost profits. The defendants have filed a motion to strike several of the counts. The defendants intend to defend the lawsuit vigorously and intend to file a counterclaim.

Item 2. CHANGES IN SECURITIES - None

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5. OTHER INFORMATION - None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K - None

The undersigned, as the chief executive officer of Approved Financial Corp., certify that the Form 10-Q for the quarter ended June 30, 2002, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Approved Financial Corp. at the dates and for the periods indicated. The foregoing certification is made solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code and is subject to the knowledge and willfulness qualifications contained in Title 18, Chapter 63, Section 1350(c).

Date: August 14, 2002           By:  /s/ Allen D. Wykle
      ---------------                ---------------------------------
                                     Allen D. Wykle
                                     Chairman, President, and Chief Executive
                                     Officer