Form 10-Q
period 2002-09-30
APPROVED FINANCIAL CORP
filed 2002-11-15
CIK 1053924

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 2002.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 000-23775

Approved Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

Virginia	52-0792752

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1716 Corporate Landing Parkway, Virginia Beach, Virginia	23454

(Address of Principal Executive Office)	(Zip Code)

757-430-1400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 1, 2002: 5,482,114 shares

APPROVED FINANCIAL CORP.

PART I.      FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash	$13,014	$11,627
Investments	1,056	1,056
Mortgage loans held for sale, net	31,857	47,886
Mortgage loans held for yield, net	6,953	10,348
Real estate owned, net	653	589
Deferred tax asset, net	—	1,607
Premises and equipment, net	3,334	3,793
Other assets	2,212	1,619

Total assets	$59,079	$78,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Money market deposits	$1,580	$2,232
Certificates of deposits	35,271	59,903
Revolving warehouse loan	11,672	3,280
Subordinated debt – promissory notes	2,525	2,499
Subordinated debt - certificate of indebtedness	2,122	2,063
Mortgage note payable	1,696	1,745
Accrued and other liabilities	1,410	1,420

Total liabilities	56,276	73,142

Shareholders’ equity:
Preferred stock series A, $10 par value;	1	1
Non-cumulative, voting:
Authorized shares – 100
Issued and outstanding shares – 90
Common stock, par value - $1	5,482	5,482
Authorized shares - 20,000,000
Issued and outstanding shares - 5,482,114
Additional capital	552	552
Retained deficit	(3,232)	(652)

Total shareholders’ equity	2,803	5,383

Total liabilities and shareholders’ equity	$59,079	$78,525

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,

	2002	2001

Revenue:
Gain on sale of loans	$1,144	$3,586
Interest income	897	1,333
Other fees and income	294	579

	2,335	5,498

Expenses:
Compensation and related	943	2,305
General and administrative	1,090	1,340
Interest expense	608	1,005
Loan production expense	211	430
Loss on disposal of fixed assets	—	44
Provision for loan losses	30	262

	2,882	5,386

(Loss)/Income before income taxes	(547)	112
Income tax (benefit) expense	(500)	59

Net (loss)/income	$(47)	$53

Net (loss)/income per share:
Basic and Diluted	$(0.01)	$0.01

Weighted average shares outstanding:
Basic and Diluted	5,482	5,482

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Revenue:
Gain on sale of loans	$4,884	$11,542
Interest income	3,180	4,204
Other fees and income	1,156	2,181

	9,220	17,927

Expenses:
Compensation and related	4,027	7,775
General and administrative	3,355	4,572
Interest expense	2,321	3,002
Loan production expense	860	1,468
Write down of goodwill	—	845
Write down of fixed assets	—	162
Provision for loan losses	129	686

	10,692	18,510

Loss before income taxes	(1,472)	(583)
Income tax (benefit) expense	1,108	(195)

Net loss	$(2,580)	$(388)

Net loss per share:
Basic and Diluted	$(0.47)	$(0.07)

Weighted average shares outstanding:
Basic and Diluted	5,482	5,482

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating activities
Net loss	$(2,580)	$(388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of premises and equipment	474	615
Amortization of goodwill	—	62
(Recovery) provision for loan losses	(141)	594
Provision for losses on real estate owned	268	(181)
Deferred tax expense	1,607	227
Loss on real estate owned	135	—
Proceeds from sale and prepayments of loans	173,535	284,106
Originations of loans, net	(150,724)	(282,271)
Loss on sale/disposal of fixed assets	—	162
Gain on sale of loans	(4,884)	(11,542)
Loss on write down of goodwill	—	845
Changes in assets and liabilities:
Loan sale receivable	—	4
Income tax receivable	(500)	(443)
Other assets	(93)	160
Accrued and other liabilities	(10)	97

Net cash provided by (used in) operating activities	17,087	(7,953)
Cash flows from investing activities:
Purchase of premises and equipment	(17)	(84)
Sales of premises and equipment	2	763
Sales of real estate owned	1,200	1,272
Real estate owned capital improvements	(29)	(126)
Purchases of FHLB stock	—	(467)
Net decrease in ARM fund shares	—	2,265

Net cash provided by investing activities	1,156	3,623
Cash flows from financing activities:
Net (decrease) increase in borrowings – warehouse	8,392	(1,693)
FHLB and LOC repayments,net	—	(3,000)
Principal payments on mortgage notes payable	(49)	(769)
Net increase (decrease) in:
Notes payable	26	(134)
Certificates of indebtedness	59	111
Certificates of deposit	(24,632)	20,506
Money market	(652)	(1,139)

Net cash (used in) provided by financing activities	(16,856)	13,882

Net increase in cash	1,387	9,552
Cash at beginning of period	11,627	7,597

Cash at end of period	$13,014	$17,149

Supplemental cash flow information:
Cash paid for interest	2,321	$3,005
Cash paid for income taxes	15	33
Supplemental non-cash information:
Loan balances transferred to real estate owned	1,503	$1,006

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2002 and 2001

Note 1.    Organization and Summary of Significant Accounting Policies:

Organization:    Approved Financial Corp., a Virginia corporation (“Approved”), and its subsidiaries (collectively, the “Company”) operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company (“broker” or “wholesale”) and an internal sales staff that originate mortgages directly with borrowers (“retail” and “direct”).  Approved has one wholly owned subsidiary through which it originated residential mortgages during the years of 2002 and 2001, Approved Federal Savings Bank (the “Bank”), a federally chartered thrift institution. During 2001, it originated residential mortgages through another wholly-owned subsidiary, Approved Residential Mortgage, Inc. (“ARMI”).  ARMI had no active loan origination operations for the nine months ended September 30, 2002. A third wholly owned subsidiary, Approved Financial Solutions (“AFS”), previously offered other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers.

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

Loans held for sale:  Loans, which are held for sale, are carried at the lower of aggregate cost or market value.  Market value is determined by investor pricing on sales of similar loans and net realizable values for loans in special circumstance.

Loans held for yield:  Loans are stated at the amount of unpaid principal less net deferred fees and an allowance for loan losses.  Interest on loans is accrued and credited to income based upon the principal amount outstanding.  Fees collected and costs incurred in connection with loan originations are deferred and recognized over the term of the loan.

Allowance for loan losses:  The allowance for loan losses (“ALLL”) is maintained at a level believed adequate by management to absorb probable inherent losses in the held for yield loan portfolio on the balance sheet date.  Management’s determination of the adequacy of the allowance is based on an evaluation of the current loan portfolio characteristics including criteria such as delinquency, default and foreclosure rates and trends, credit grade of borrowers, loan to value ratios, current economic and secondary market conditions, regulatory guidance and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Loan losses are charged against the allowance when management believes it is unlikely that the loan is collectable. Prior to the third quarter of 2001, the ALLL reflected loan loss reserves for all loans owned at the end of the reporting period including held for yield and held for sale.

Valuation allowance:  Beginning in the third quarter of 2001, as of each financial reporting date, management evaluates and reports all held for sale loans at the lower of cost or market value. Any decline in value, including those attributable to credit quality, are accounted for as a charge to provision for valuation allowance for held-for-sale loans, not as adjustments to the ALLL. Such provision is charged against income and not reported as part of ALLL, and therefore is not eligible for inclusion in Tier 2 capital for risk based capital purposes. Valuation allowances are established based on the lien position and age of the loan as well as special circumstances known to management that merit a valuation allowance. Loans held 90 days or less, which do not fall into a special circumstance category, are carried at cost. All loans considered to be special circumstance are carried at the net realizable value. The net realizable value represents the current appraised or listed property valuation less estimated cost to liquidate the property. The difference in the principal value of the loan and the net realizable value is recorded as a valuation allowance.

Origination fees:  Net origination fees are recognized over the life of the loan or upon the sale of the loan, if earlier.

Real estate owned:  Assets acquired through loan foreclosure are recorded as real estate owned (“REO”) at the lower of cost or fair market value, net of estimated disposal costs.  Cost includes loan principal and certain capitalized improvements to the property. The estimated fair market value is reviewed periodically by management, and any write-downs are charged against current earnings using a valuation account, which has been netted against real estate owned in the financial statements.

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

Investments:  Company’s investment in the stock of the Federal Home Loan Bank (“FHLB”) of Atlanta is stated at cost.

All other investment securities, except the FHLB stock, are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income in shareholders’ equity. Realized gains and losses on sales of securities are computed using the specific identification method.

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

Income taxes:  Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes.  The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.  The Company maintains a valuation allowance based upon an assessment by management of future taxable income and its relationship to realizability of deferred tax assets.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share:  The Company computes “basic earnings per share” by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. “Diluted earnings per share” reflects the effect of all potentially dilutive potential common shares such as stock options and warrants and convertible securities.

Comprehensive income:  The Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the consolidated balance sheets.  For the nine months ended September 30, 2002 and 2001, we had no other comprehensive income or loss.

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

Liquidity:  The Company finances its operating cash requirements primarily through certificates of deposit, warehouse credit facilities, and other borrowings.  Our borrowings were 93.7% of total assets at September 30, 2002, compared to 91.3% at December 31, 2001.

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

New accounting pronouncements:
In July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. The adoption of this pronouncement did not have a material impact on our financial statements.

Note 2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis of the financial condition and results of operations, for the nine months ended September 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

General

Approved Financial Corp. (“AFC”, “Holding Company”, “Parent Company”) is a Virginia-chartered financial institution, principally involved in originating, purchasing, servicing and selling loans secured primarily by conforming and non-conforming first and junior liens on owner-occupied, one-to-four-family residential properties. We offer both fixed-rate and adjustable-rate loans for debt consolidation, home improvements, purchase and other purposes.  Through our retail division we also originate, service and sell government mortgage products such as VA and FHA.  The term “non-conforming” as used in this report relates to a borrower that for various reasons may not fit the underwriting guidelines of traditional conforming/ government agency mortgage products, but who exhibits the ability and willingness to repay the loan.

We utilize wholesale (through mortgage brokers) and retail (direct to the consumer) channels to originate mortgage loans.  At the broker level, we originate residential mortgages through relationships with an extensive network of independent mortgage brokers.

In the nine months ended September 30, 2002, the dollar volume in the wholesale lending division accounted for 95.3% of total originations and the retail lending division accounted for 4.7% of total originations.  In the nine months ended September 30, 2001, the dollar volume in the wholesale lending division accounted for 69.5% of total originations and the retail lending division accounted for 30.5% of total originations. Our current initiatives for the mortgage business focus on increasing future origination volume in a cost-effective manner primarily through the wholesale channel.

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

We historically have derived our income primarily from the premiums received on whole loan sales to institutional investors, net interest earned on loans held for sale, net interest income on loans held for yield, various fees received as part of the loan origination process and to a lesser extent from ancillary fees from servicing activity related to loans held for yield and loans held for sale and from other financial services offered in past periods. While there are no plans to do such at this time, in future periods, we may generate revenue from loans sold through alternative loan sale strategies, from other types of lending activity and from the sale of other financial products and services that are permissible activities for a Bank or Bank Holding Company.

Results of Operations

Net Income (Loss)

For the three months ended September 30, 2002, we reported a net loss of $47,000 compared to net income of $53,000 for the three months ended September 30, 2001. For the nine month period ended September 30, 2002, we reported a net loss of $2.6 million compared to a $0.4 million net loss in 2001. On a per share basis, the net loss for the three months ended September 30, 2002 was $0.01 compared to net income of $0.01 for the same period in 2001. On a per share basis, the net loss for the nine months ended September 30, 2002 was $0.47 compared to $0.07 for 2001.  The net loss for the three month period is primarily due to a reduction in loan origination volume and the associated gain on sale revenues, which was partially offset by the recording in the same period an income tax benefit of $0.5 million for an expected tax refund of prior year taxes under current net operating loss carryback rules, which is anticipated to be filed for year end 2002. The increase in the net loss for the nine-month period is also due to a reduction in loan origination volume and the associated gain on sale revenue as well as an increase in the deferred tax valuation allowance of $1.6 million, which was partially offset by the $0.5 million tax benefit recorded in the third quarter of 2002 as mentioned above.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for our wholesale and retail divisions for the three and nine months ended September 30, 2002 and 2001.  The retail division originates mortgages that are funded in-house and through other lenders (“brokered loans”). Brokered loans consist primarily of mortgages that do not meet our underwriting criteria or product offerings.

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in millions)	2002	2001	2002	2001

Dollar Volume of Loans Originated:
Wholesale (Broker)	$40.9	$57.8	$144.4	$206.7
Retail funded through other lenders	0.0	4.6	0.7	15.4
Retail funded in-house non-conforming	0.5	2.6	1.2	12.9
Retail funded in-house conforming and government	1.1	16.4	5.1	62.6

Total	$42.5	$81.4	$151.4	$297.6

Number of Loans Originated:
Broker	395	542	1,545	1,962
Retail funded through other lenders	0	30	6	137
Retail funded in-house non-conforming	3	22	7	182
Retail funded in-house conforming and government	8	121	38	470

Total	406	715	1,596	2,751

The dollar volume of loans originated in the three and nine months ended September 30, 2002 (including retail loans brokered to other lenders) decreased 47.8% and 49.1%, respectively, when compared to the same period in 2001.  The decrease in loan originations was primarily due to reduction in retail loan origination offices from nine (9) at the beginning of year 2001 to one (1) at the beginning of year 2002 and, the closure in April 2002 of the previous West wholesale operation. A new California wholesale operations center was established in July 2002 and is currently under development.

The dollar volume of loans funded in-house decreased 44.7% and 46.6% in the three and nine months ended September 30, 2002 compared to the same period in 2001, primarily due to the reduction in retail loan origination centers. Brokered loans generated by the retail division were $0 million and $0.7 million during the three and nine months ended September 30, 2002, which was a 100% and 95.5% decrease compared to $4.6 and $15.4 million during the same period in 2001.

The decrease in retail loan origination centers resulted in a 92.2% decrease in our retail loan volume including retail loans brokered to other lenders for the nine months ended September 30, 2002 when compared to the same period in 2001.

The volume of loans originated through the Company’s wholesale division, which originates loans through a network of mortgage brokers, decreased 29.2% and 30.2% to $40.9 million and $144.3 million for the three and nine months ended September 30, 2002, compared to $57.8 million and $206.7 million for the three and nine months ended September 30, 2001.  The decrease was primarily the result of the company closing down the West wholesale division.   As of the third quarter 2002, a new California operations center is under development.

Gain on Sale of Loans

The largest component of our net income is gain on sale of loans.  There is an active secondary market for residential mortgage loans. Under our current business strategy, we originate loans to be sold to other financial institutions.  We receive cash at the time loans are sold. The loans are sold service-released on a non-recourse basis, except for normal representations and warranties, which is consistent with industry practices.  By selling loans in the secondary mortgage market, we are able to obtain funds that may be used for additional lending and investment purposes.  Gain on sale of loans is comprised of several components, as follows:  (a) the difference between the sales price and the net carrying value of the loan (loan sale premium or discount); plus (b) loan origination fee income collected at loan closing and deferred until the loan is sold; less (c) loan sale recapture premiums and loan selling costs.

Nonconforming loan sales, including loans sold at a discount to a principal balance outstanding, for various reasons from time to time, totaled $30.0 million and $157.3 million for the three and nine months ended September 30, 2002 compared to $66.6 million and $202.7 million for the same periods in 2001. Nonconforming loan sales, excluding discounted loan sales totaled $26.4 million and $149.7 million for the three and nine months ended September 30, 2002, compared to $66.6 and $201.5 million for the same period in 2001. Conforming and government loan sales were $1.4 million and $7.4 million for the three and nine months ended September 30, 2002, compared to $22.8 million and $67.3 million for the three and nine months ended September 30, 2001.

The average premium received on nonconforming loan sales, including discounted loan sales, was 3.09% and 2.79% for the three and nine months ended September 30, 2002, compared to 3.87% and 3.89% for the three and nine months ended September 30, 2001.  The average premium received on nonconforming loan sales, excluding discounted loan sales was 4.23% and 3.12% for the three and nine months ended September 30, 2002, compared to 3.87% and 4.06% for the three and nine months ended September 30, 2001.  The average premium received on the conforming loan sales was 1.52% and 0.91% for the three and nine months ended September 30, 2002, compared to 1.66% and 1.50% for the three and nine months ended September 30, 2001.

For the three and nine month period ended September 30, 2002, we sold $3.6 and $7.6 million of loans at a weighted average discount to par value of 5.26% and 3.61%.  For the nine month period ended September 30, 2001, we sold $1.2 million loans at a weighted average discount to par value of 5.4%, none of these sales occurred in the three months ended September 30, 2001.

The year over year reduction in the weighted-average premium percent received on loan sales for the nine month period was primarily the result of the sale of loans during 2002, which were funded as part of a short-term promotional loan product offered in December 2001 and January 2002 that yielded lower premiums.

The combined gain on the sale of loans was $1.1 million and $4.9 million for the three and nine months ended September 30, 2002, which compares with $3.6 million and $11.5 million for the same period in 2001. The decrease in the combined gain on sale of loans was primarily the result of a reduction in loan volume and a change in the mix of loans sold shifting away from retail loans to wholesale loans. Retail origination fees and points earned at time of origination are recognized at the time of sale and included in the gain on sale calculation.  For the three and nine months ended September 30, 2002, approximately 94.2% and 95.2% of loans sold (conforming & non-conforming) were originated by the wholesale division, compared to 96.5% and 90.7% for the three and nine months ended September 30, 2001. Gain on the sale of mortgage loans represented 49.0% and 53.0% of total revenue for the three and nine months ended September 30, 2002, compared to 65.2% and 64.4% of total revenue for the same period in 2001. This was primarily a result of reduced loan sale premiums.

We defer recognizing income from the loan origination fees we receive at the time a loan is closed.  These fees are recognized over the lives of the related loans as an adjustment of the loan’s yield using the level-yield method.  Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan.  Origination fee income is primarily derived from our retail lending division.  Origination fee income included in the gain on sale of loans for the three and nine months ended September 30, 2002 was $0.05 million and $0.4 million, compared to $0.7 million and $2.4 million for the three and nine months ended September 30, 2001. The decrease is the result of a decrease in the volume of loans sold, which were generated by our retail division.  Average origination fee income from conforming and government loans was 0.73% and 0.90% for the three and nine months ended September 30, 2002 compared to 2.67% and 2.40% for the three and nine months ended September 30, 2001.  Costs associated with selling loans were approximately 5 basis points for the three and nine months ended September 30, 2002 compared to 0.04 basis points for the three and nine months ended September 30, 2001.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations.  These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan’s yield using the level-yield method.  The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold.  Average services rendered fees paid on wholesale originations for the three and nine months ended September 30, 2002 was 31 and 27 basis points compared to 47 and 58 basis points for the three and nine months ended September 30, 2001.

Interest Income and Expense

Interest income for the three and nine months ended September 30, 2002 was $0.9 million and $3.2 million compared with $1.3 million and $4.2 million for the same period ended in 2001. The decrease in interest income for the three and nine months ended September 30, 2002 was due to a lower average interest rate on loans held for sale and a decrease in loans receivable.

Interest expense for the three and nine months ended September 30, 2002 was $0.6 million and $2.3 million compared with $1.0 million and $3.0 million for the three and nine months ended September 30, 2001.  The decrease in interest expense was due to a decrease in the amount of certificates of deposit (FDIC-insured deposits) at the Bank, as well as a decrease in loan origination and average outstanding balance of loans receivable.

Changes in the average yield received on the loan portfolio, as mortgages are based on long term borrowing rates, may not coincide with changes in interest rates we must pay on revolving warehouse loans, the Bank’s FDIC-insured deposits, and other borrowings, which are primarily based on short term borrowing rates. As a result, in times of changing interest rates, decreases in the difference or spread between the yield received on loans and other investments and the rate paid on borrowings will occur.

The following tables reflect the average yields earned and rates paid during the nine months ended September 30, 2002 and 2001. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield.  Information is based on average month-end balances during the indicated periods.

	September 30, 2002			September 30, 2001

(Dollar in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Interest-earning assets:
Loan receivable (1)	$41,607	$2,922	9.36%	$53,769	$3,955	9.81%
Cash and other interest- earning assets	25,556	258	1.35	11,512	249	2.88

	67,163	3,180	6.31%	65,281	4,204	8.59%

Non-interest-earning assets:
Allowance for loan losses	(1,406)			(1,462)
Premises and equipment, net	3,580			5,063
Other	4,284			7,490

Total assets	$73,621			$76,372

Interest-bearing liabilities:
Revolving warehouse lines	$7,650	346	6.04%	$3,902	312	10.66%
FDIC – insured deposits	54,547	1,504	3.68	50,742	2,188	5.75
Other interest-bearing liabilities	6,354	471	9.88	10,862	502	6.16

	68,551	2,321	4.51%	65,506	3,002	6.11%

Non-interest-bearing liabilities	1,495			3,377

Total liabilities	70,046			68,883
Shareholders’ equity	3,575			7,489

Total liabilities and equity	$73,621			$76,372

Average dollar difference between interest-earning assets and interest- bearing liabilities	$(1,388)			$(225)

Net interest income		$859			$1,202

Interest rate spread (2)			1.80%			2.48%

Net annualized yield on average Interest-earning assets			1.71%			2.46%

(1)	Loan’s shown gross of allowance for loan losses, net of premiums/discounts.
(2)	Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each.  The table demonstrates that the decrease of $343,000 in net interest income for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was primarily the result of decreases in the average balance and rates on interest-earning assets.

	Nine months ended September 30, 2002 Versus 2001 Increase (Decrease) due to:

(In thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$(861)	$(172)	$(1,033)
Cash and other interest-earning assets	16	(7)	9

	(845)	(179)	(1,024)

Interest-bearing liabilities:
Revolving warehouse lines	62	(28)	34
FDIC-insured deposits	180	(864)	(684)
Other interest-bearing liabilities	68	(99)	(31)

	310	(991)	(681)

Net interest expense	$(1,155)	$812	$(343)

Other Income

In addition to net interest income (expense), and gain on sale of loans, we derive income from other fees earned on the loans funded such as broker fee income, underwriting service fees, prepayment penalties and late charge fees for delinquent loan payments. Revenues associated with the financial products previously marketed by Approved Financial Solutions are also recorded in other income.  For the three and nine months ended September 30, 2002, other income totaled $0.3 and $1.2 million compared to $0.6 and $2.2 million for the same period in 2001. The level of other income was affected by a reduction in the retail division, which marketed the financial products offered by AFS and generated broker fee income on loans brokered to other lenders.  Broker fee income for the nine month period ended September 30, 2002 was $5,500 compared to $598,000 for the same period in 2001.

Comprehensive Income/Loss

For the three and nine months ended September 30, 2002 and 2001, we had no other comprehensive income or loss.

Compensation and Related Expenses

The largest component of expense is compensation and related expenses, which decreased by $1.4 million and $3.7 million to $0.9 million and $4.0 million for the three and nine months ended September 30, 2002 compared to the same period in 2001. The decrease was directly attributable to a decrease in the number of employees, related to our closure of retail loan origination offices and the West division productivity enhancement and cost cutting initiatives. For the three and nine months ended September 30, 2002, salary expense decreased by $0.7 million and $2.1 million when compared to the same period in 2001. The payroll related benefits decreased by $0.09 million and $2.1 million for the three and nine months ended September 30, 2002 when compared to the same period in 2001. For the three and nine months ended September 30, 2002, the commissions to sales staff decreased by $0.6 million and $1.3 million when compared to the same periods ended September 30, 2001.  The decrease was primarily due to lower loan volume.  For the three and nine months ended September 30, 2002, the average full time equivalent employee count was 79 and 89 compared to 140.5 and 170.4 for the three and nine months ended September 30, 2001.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as rent, postage, printing, general insurance, travel and entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses.  General and administrative expenses for the three and nine months ended September 30, 2002 decreased by $0.3 million and $1.2 million to $1.1 million and $3.4 million, compared to the three and nine months ended September 30, 2001.  The decrease was the result of a reduction in retail loan origination offices and the related marketing expense, a decline in our employee count and cost cutting efforts including cost savings through technology.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, payment of fees to mortgage brokers for services rendered on loan originations and verification of mortgages. Loan production expenses for the three and nine months ended September 30, 2002 were $0.2 million and $0.9 million compared to $0.4 million and $1.5 million for the three and nine months ended September 30, 2001. The reduction was primarily due to the decrease in loan origination volume.

Provision for Loan Losses

The following table presents the activity in the allowance for loan losses for held for yield (HFY) loans which include general and specific allowances and selected loan loss data for the nine months ended September 30, 2002 and the year ended December 31, 2001:

(Dollar in thousands)	2002	2001

Balance at beginning of year	$880	$1,479
(Credit) provision charged to expense	(320)	91
Loans charged off	(162)	(746)
Recoveries of loans previously charged off	164	56

Balance at end of period	$562	$880

HFS loans receivable, gross of valuation allowance and deferred fees	$32,358	$48,464
HFY loans receivable, gross of allowance for losses and deferred fees	$7,611	$11,347
HFS and HFY loans receivable, gross of allowance for losses	$39,969	$59,811
Ratio of allowance for loan losses to gross loans receivable at the end of periods	1.41%	1.47%
*Valuation Allowance charges for HFS loans not recorded in allowance for loan losses.

The credit for loan losses was $320,000 for the nine months ended September 30, 2002 compared to a provision of $91,000 for the year ended December 31, 2001. The provision for loan losses is based on management’s assessment of the amount of risk exposure for the associated loans. For the nine months ended September 30, 2002, the net decrease in the allowance for loan losses was primarily due to the decrease of 33% in gross HFY loan receivables. For the nine months ended September 30, 2001, the net decrease in the allowance for loan losses was primarily due to the change in loss reserve methodology integrating the valuation allowance for HFS loans beginning in the second quarter of 2001. The valuation allowance for HFS loans is charged as an expense to income reducing the book value of the HFS loan receivable and is not included in allowance for loan losses or in calculation of regulatory capital ratios. The valuation allowance provisions for loans held for sale and the allowance for loan losses on loans held for yield are established at levels that we consider adequate to cover future loan losses relative to the composition of the current portfolio of loans.  We consider characteristics of our current loan portfolio such as credit quality, the loan to value ratio, the combined loan to value ratio, the loan coupon rates, the age of the loan portfolio, recent pricings in the secondary market for similar loan sales, estimated net realizable value of loans currently owned, and the historical trends of actual loan losses and recoveries, delinquency, foreclosures and bankruptcy in the determination of an appropriate allowance. Other criteria such as covenants associated with our credit facilities, regulatory requirements, trends in the demand for and pricing for loans sold in the secondary market for similar mortgage loans and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future.

The current valuation allowance related to the gross HFS loan receivable balance of $32.4 million at September 30, 2002 was $608,000 or approximately 1.9% of the principal balance, compared to a balance of $617,000 or 1.3% of the gross HFS loan receivable balance of $48.5 million as of December 31, 2001.

The allowance for loan losses of $562,000 for the held for yield loans, and valuation allowance of $608,000 for the held for sale loans, combined, as of September 30, 2002 total approximately $1.2 million or 2.95% of total gross loan receivables of approximately $40.0 million.  As of December 31, 2001, the allowance for loan losses related to held for yield loans of $880,000 and the valuation allowance for held for sale loans of $617,000, totaled approximately $1.5 million or 2.50% of total gross loan receivables of approximately, $60 million.

Provision for Foreclosed Property Losses

The provision for foreclosed property losses was $268,000 for the nine months ended September 30, 2002 compared to $236,000 for the year ended December 31, 2001.  The allowance for REO losses increased for the nine months ended September 30, 2002, compared to December 31, 2001 due to the change in loss reserve methodology adopted in the later half of 2001 to comply with regulatory guidance and an increase in the gross amount of foreclosed property. The allowance in 2002 was established such that the book value of the asset reflects the estimated net realizable value of the underlying property. Sales of real estate owned yielded net losses of $135,000 for the nine months ended September 30, 2002 versus $273,000 for the nine months ended September 30, 2001.

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the nine months ended September 30, 2002 and the year ended December 31, 2001:

(Dollar in thousands)	2002	2001

Balance at beginning of year	$113	$377
Provision charged to expense	268	236
Loss on sale of foreclosures	(135)	(500)

Balance at end of period	$246	$113

Real estate owned at the end of period, gross of allowance for losses	$899	$702
Ratio of allowance for foreclosed property losses to gross real estate owned at the end of period	27.4%	16.1%

Assets acquired through loan foreclosure are recorded as REO.  When a property is transferred to REO status a new appraisal is ordered on the property.  The property is written down to the net realizable value of the property, which is the listed or appraised value less cost to carry and liquidate. While we believe that our present allowance for foreclosed property losses is adequate, future adjustments may be necessary.

Financial Condition

Assets

The total assets were $59.1 million at September 30, 2002, compared to total assets of $78.5 million at December 31, 2001.

Cash and cash equivalents increased by $1.4 million to $13.0 million at September 30, 2002, from $11.6 million at December 31, 2001.  The principal reason for the increase for the period ending September 30, 2002 was the receipt of proceeds from loan sales in the final week of September 2002.  These proceeds are use to fund new loans in October 2002.

Net mortgage loans receivable decreased by $19.4 million to $38.8 million at September 30, 2002.  The 33.4% decrease in the first nine months of 2002 is primarily due to selling more loans than were originated during the first nine months of 2002.  We generally sell loans within sixty days of origination.

Real estate owned (“REO”) increased by $0.06 million to $0.7 million at September 30, 2002.  The 10.9% increase in REO resulted from the sale of $1.3 million in REO properties compared to additions of $1.5 million to REO during the nine months ended September 30, 2002.

Investments consist of FHLB stock owned by the Bank.   There were no changes during the nine months ended September 30, 2002.

Premises and equipment decreased by $0.5 million to $3.3 million at September 30, 2002. The decrease is due to the depreciation of these assets for the nine months ended September 30, 2002.

The deferred tax asset decreased by $1.6 million to $0 at September 30, 2002.  The decrease is related to an equal increase in the valuation allowance for the deferred tax asset during the nine-month period.

Other assets increased $0.59 million at September 30, 2002. Other assets consist of income tax receivable, accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets. The increase was primarily due to the recording of a $500,000 current income tax receivable, related to an expected refund to be received for net operating loss carrybacks.

Liabilities

Outstanding balances for our revolving warehouse loans increased by $8.4 million to $11.7 million at September 30, 2002.  The increase in 2002 was primarily attributable to corporate initiatives to increase the use of warehouse credit facilities to fund new loan originations and to decrease the amount of certificates of deposit outstanding.

The Bank’s deposits totaled $35.3 million at September 30, 2002, compared to $59.9 million at December 31, 2001. Of the certificate accounts on hand as of September 30, 2002, a total of $32.9 million was scheduled to mature in the twelve-month period ending September 30, 2003.

Through an arrangement with a local NYSE member broker/dealer, we held $1.6 million and $2.2 million in FDIC insured money market deposits as of September 30, 2002 and December 31, 2001, respectively.

Promissory notes and certificates of indebtedness totaled $4.6 million at September 30, 2002 compared to $4.6 million at December 31, 2001.   During the nine months ended September 30, 2002 and the year of 2001, we did not solicit new promissory notes or certificates of indebtedness. We have utilized promissory notes and certificates of indebtedness, which are subordinated to FDIC insured deposits and our warehouse lines of credit, to help fund operations since 1984.  Promissory notes outstanding carry terms of one to five years and interest rates between 8.0% and 10.0%, with a weighted-average rate of 9.73% at September 30, 2002. Certificates of indebtedness are uninsured subordinate notes previously issued to Virginia residents under a registration exemption under the Virginia Industrial Loan Association charter.  The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.50%, with a weighted-average rate of 9.75% at September 30, 2002.

Mortgage loans payable remained unchanged at $1.7 million at September 30, 2002. This mortgage loan, related to the Virginia Beach headquarters facility, decreases due to the normal principal reduction with payments made on the mortgage note payable.

Accrued and other liabilities remained unchanged at $1.4 million at September 30, 2002.  This category includes accounts payable, accrued interest payable, deferred income, and other payables.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2002 was $2.8 million compared to $5.4 million at December 31, 2001. The $2.6 million decrease in 2002 was due to the net loss for the nine months ended September 30, 2002, which includes the deferred tax asset valuation allowance increase of $1.6 million and the current income tax benefit of $0.5 million.

Liquidity and Capital Resources

Our operations require access to short and long-term sources of cash.  Our primary sources of cash flow result from the sale of loans through whole loan sales, loan origination fees, processing, underwriting and other fees associated with loan origination and servicing, net interest income, and borrowings under our warehouse facilities, FDIC insured deposits issued by the Bank and subordinated debt issued by Approved Financial Corp. to meet working capital needs. Our primary operating cash requirements include the funding of mortgage loan originations pending their sale, operating expenses, income taxes and capital expenditures.

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to our ability to continue to originate loans.  We have historically operated, and expect to operate in the future, on a negative cash flow basis from operations based upon the timing of proceeds used to fund loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 60 days after proceeds are used to fund the loan. For the nine months ended September 30, 2002, we received cash from operating activities of $17.1 million. For the nine months ended September 30, 2001, we used cash in operating activities of $8.0 million.

We finance our operating cash requirements primarily through FDIC-insured deposits, warehouse and other debt. For the nine months ended September 30, 2002, we decreased debt from financing activities of $16.9 million. This was primarily the result of decreases in certificates of deposits.  For the nine months ended September 30, 2001, we increased debt from financing activities of $13.9 million. This was primarily the result of increases in certificates of deposits.

Our borrowings (revolving warehouse and other credit facilities, FDIC-insured deposits, mortgage loans on our office building and subordinated debt) were 93.7% of assets at September 30, 2002 compared to 91.3% at December 31, 2001.

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

Bank Sources of Capital

The Bank’s deposits totaled $36.9 million at September 30, 2002 compared to $62.1 million at December 31, 2001. The Bank currently utilizes funds from deposits and warehouse lines of credit to fund first lien and junior lien mortgage loans. We plan to increase the use of credit facilities and seek additional funding sources in future periods.

Warehouse and Other Credit Facilities

In December 2001, the Bank obtained a $15.0 million warehouse line of credit (structured as a repurchase agreement) with another financial institution. The size of the facility was increased to $25 million as of June 2002. The interest rate associated with the facility is prime plus 1.25%. The line has various financial requirements including a minimum tangible net worth of $916,000. As of September 30, 2002, we were in compliance with all financial covenants.

In November 2001, the Bank obtained a $7.0 million bank line of credit. This facility was terminated in 2002 upon determination by management that the line was not designed administratively to meet the Company’s funding needs in a cost efficient manner.

Other Capital Resources

Uninsured promissory notes and certificates of indebtedness issued by Approved Financial Corp. have been a source of capital since 1984. The certificates of indebtedness are issued according to an intrastate exemption from security registration related to the Industrial Loan Association charter held by Approved Financial Corp. Promissory notes and certificates of indebtedness totaled $4.6 million at September 30, 2002 compared to $4.6 million at December 31, 2001.  These borrowings are subordinated to FDIC insured deposits and our warehouse lines of credit. We cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer our primary state of operation.

We had cash and cash equivalents of $13.0 million at September 30, 2002.

We have sufficient resources to fund our current operations. Sources for future liquidity and capital resource needs may include new private capital investment, private placement of securities, the public issuance of debt or equity securities, merger or acquisition opportunities, increase in FDIC insured deposits and new lines of credit.  The Board continues efforts related to an aggressive capital enhancement initiative giving consideration to a wide range of potential opportunities for resolution. Each alternative source of liquidity and capital resources will be evaluated with consideration of regulatory requirements, the terms and covenants associated with the alternative capital source and maximizing shareholder value.  We expect that we will continue to be challenged by a limited availability of capital, fluctuations in the market price of and premiums received on whole loan sales in the secondary market compared to premiums realized in prior years, new competition in the mortgage loan origination industry, banking regulatory restrictions and an uncertain economic environment which may lead to a rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss.  Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels.  At present, the minimum required ratio of liquid assets to borrowings, which can be withdrawn and are due in one year or less, is 4.0%.  Penalties are assessed for noncompliance.  During the nine months ending September 30, 2002 and in 2001, the Bank maintained liquidity in excess of the minimum required amount.

Bank Regulatory Capital

At September 30, 2002, the Bank’s book value under accounting principles generally accepted in the United States (US GAAP) was $5.0 million.  OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets.  As of September 30, 2002, the Bank satisfied the regulatory capital requirements, as shown in the following table reconciling the Bank’s GAAP capital to regulatory capital:

(Dollar in thousands)	Tangible Capital	Core Capital	Risk-Based Capital

GAAP capital	$5,003	$5,003	$5,003
Non-allowable asset: goodwill	(71)	(71)	(71)
Additional capital item: general allowance	—	—	461

Regulatory capital – computed	4,932	4,932	5,393
Minimum capital requirement	862	2,299	3,113

Excess regulatory capital	$4,070	$2,633	$2,280

Ratios:
Regulatory capital – computed	8.58%	8.58%	13.86%
Minimum capital requirement	1.50%	4.00%	8.00%

Excess regulatory capital	7.08%	4.58%	5.86%

OTS CEO Memorandum #137 issued in February of 2001 requires that the bank’s board of directors determine and continuously monitor the appropriate minimum capital level for the institution relative to ‘subprime’ lending activity. The determination of an appropriate minimum capital ratio related to subprime lending activities is a dynamic process based on quantifiable statistics related to the composition and performance of actual assets owned by the institution at a static point in time and theoretical variables such as current market and economic conditions and expectations for the future. The quantifiable variables include items such as loan portfolio designations between ‘held for yield’ and ‘held for sale’ and the related allowance for loan and lease loss and valuation allowance charges, statistics related to the credit quality of current loan portfolio outstanding, factors including asset performance and historical default trends, and recent secondary loan sale market transactions. We believe that our capital ratios as of September 30, 2002 are appropriate for the risk related to our current lending activity and loan portfolio. This determination is primarily based on the fact that all current loan origination activity is underwritten with intent to sell to investors and according to our investors’ underwriting guidelines and the current methodology used to determine loan loss reserves either as allowance for loan and lease losses (ALLL) or valuation allowances for held for sale loans.

Bank Regulatory Matters

As disclosed in the 10K filing for December 31, 2001 and the 10Q filings for March 31, 2001, June 30, 2001 and September 30, 2001, the Office of Thrift Supervision (the “OTS”) issued a written directive to Approved Financial Corp. (“AFC”) and Approved Federal Savings Bank (“AFSB”) dated April 20, 2001, stating that as a result of AFSB’s practice of assigning loans to AFC, its holding company, it was declaring AFSB a “problem association” and was declaring AFC in “troubled condition” as set forth in applicable laws and regulations.

The practice of inter-company loan assignments had been standard operating procedure between AFSB and AFC for several years. This operating procedure was disclosed during prior audits, including audits by the Company’s independent public accountants and has no effect on previously audited consolidated financial statements.  The Board of Directors of AFSB and AFC acknowledge and respect the authority and power of the OTS and acted promptly to implement corrective actions requested by the OTS.

Management and the Boards of Directors revised and implemented inter-company operating procedures as submitted to the OTS. The Board of Directors of the Bank entered into a Consent Supervisory Agreement (”Agreement”) with the Office of Thrift Supervision on December 3, 2001, as filed on Form 8K.  As of September 30, 2002, to the best of our knowledge, we are in compliance with the Agreement.

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

In recent years, pricing for our product offering rate sheets was normally adjusted upon receipt of notice from investors of changes in their pricing criteria. Pricing of a loan approval is normally honored if the loan is closed within a fifteen-day period. Therefore, to mitigate the risks associated with interest rate fluctuations our secondary marketing division now monitors the daily market prices and associated interest rate yields of bonds and/or other market interest rates used by investors as benchmarks for pricing pools of loans and adjusts our product offering rate sheets based on material changes as deemed appropriate, which may be before pricing change notice has been received from the investor. In certain cases we may enter into forward loan sale commitments with investors and/or make use of similar transactions such as mandatory loan sales. Under these arrangements, we are normally allowed an agreed number of days to deliver a specified amount of loans meeting the investor’s underwriting criteria and according to a prearranged pricing formula. Under these agreements, the investor assumes the interest rate risk for the agreed time period and we are obligated to deliver the loan volume.  Since the investor is normally a larger institution that purchases pools of loans from many investors under similar agreements, the investor utilizes the advantages from economy of scale and can implement a cost effective hedging strategy to mitigate the assumed interest rate risk. Therefore, we will use this strategy to mitigate interest rate risk when the appropriate opportunities are presented based on overall risk reward evaluation.

We had no hedge contracts outstanding at September 30, 2002. We had one forward loan sale commitment outstanding at September 30, 2002.

New Accounting Standards

In July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. This did not have a material effect on financial condition or results of operations.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this document have been prepared in accordance with US GAAP, which requires the measurement of the financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

The majority of the assets are monetary in nature.  As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Inflation affects us most significantly in the area of residential real estate values and inflation’s effect on interest rates. Real estate values generally increase during periods of high inflation and are stagnant during periods of low inflation. While interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, normally, interest rates increase during periods of high inflation and decrease during periods of low inflation.

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

The loans we originate are intended for sale in the whole loan secondary market; therefore, the effect on interest rates from inflation trends has a diminished effect on the results of operations. However, the portfolio of loans held for yield, is more sensitive to the effects of inflation and changes in interest rates. Profitability may be directly affected by the level and fluctuation of interest rates, which affect our ability to earn a spread between interest received on loans and the costs of borrowings. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. (See also: “Interest Rate Risk Management”).

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

While we have no plans to adopt a Securitization loan sale strategy at this time, if we were to do so in the future, then to the extent loan servicing rights and interest-only and residual classes of certificates are capitalized on the books (“capitalized assets”) from future loan sales through securitization, higher than anticipated rates of loan prepayments or losses could require us to write down the value of capitalized assets, adversely affecting earnings. A significant decline in interest rates could increase the level of loan prepayments.  Conversely, lower than anticipated rates of loan prepayments or lower losses could allow us to increase the value of capitalized assets, which could have a favorable effect on our results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management - Asset/Liability Management

There have been no significant changes from the quantitative and qualitative disclosures made in the December 31, 2001 Form 10K.

ITEM 4. CONTROLS AND PROCEDURES

Within ninety days prior to the filing of this report, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and 15d-14, under the supervision and with the participation of the Chief Executive Officer (“CEO”).  Based on this evaluation, our management, including the CEO, concluded that the Company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company’s periodic SEC filings. The individual recently serving in the position of acting CFO resigned on September 30, 2002 for personal reasons. The Company is actively seeking to hire appropriate replacement staff, however, in the interim, personnel of the Company, with assistance from outside accounting resources are fulfilling and supervising all accounting and finance duties.  In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

Mr. Barry Epstein, former managing director of the West Wholesale Division of Approved Federal Savings Bank, filed a lawsuit in the U.S. Federal District Court, Eastern Division, against Approved Financial Corp., Approved Federal Savings Bank, and certain current and former officers.  The complaint asserts twelve (12) counts, including breach of contract, fraud, RICO, tortuous interference with contract, and others.  He seeks to recover a $200,000 investment of capital and between $5 million and $20.2 million in alleged lost profits. Pursuant to a motion filed by defendants, the court dismissed the RICO count. The defendants intend to defend the lawsuit vigorously and have filed a counterclaim.

Item 2.   Changes in Securities – None

Item 3.   Defaults Upon Senior Securities – None

Item 4.   Submission of Matters to a Vote of Security Holders – None

Item 5.   Other Information – None

Item 6.   Exhibits and Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	11-14-2002	By:	/s/ Allen D. Wykle

Allen D. Wykle Chairman, President, and Chief Executive Officer

CERTIFICATIONS

Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies in his capacity  as Chief Executive Officer of Approved Financial Corp. (the “Company”) that the quarterly report of the Company on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date:	11-14-2002	By:	/s/ Allen D. Wykle

Allen D. Wykle Chairman, President, and Chief Executive Officer

I, Allen D. Wykle, CEO, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Approved Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11-14-2002	By:	/s/ Allen D. Wykle

Allen D. Wykle Chairman, President, and Chief Executive Officer