Form 10-K
period 2002-12-31
APPROVED FINANCIAL CORP
filed 2003-04-17
CIK 1053924

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
                                    ---------

                                  ANNUAL REPORT
                         Pursuant to Section 13 or 15(D)
               of the Securities Exchange Act of 1934 ( "the Act")
                   For the Fiscal Year Ended December 31, 2002
                   -------------------------------------------

                        Commission File Number 000-23775
                        --------------------------------

                            Approved Financial Corp.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Virginia                                          52-0792752
--------------------------------                     --------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

       1716 Corporate Landing Parkway, Virginia Beach, Virginia    23454
       -----------------------------------------------------------------
           (Address of Principal Executive Office)            (Zip Code)

                                  757-430-1400
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                           Name of Each Exchange
      Title of Each Class                                    on Which Registered
Common, $1.00 par value per share                             OTC Bulletin Board
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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,482,114 shares at April 15,
                                                 ---------
2003.

                            Approved Financial Corp.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2002

                      INFORMATION REQUIRED IN ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business.

General .....................................................................................  5
Business Strategy ...........................................................................  9
Our Borrowers and Loan Products ............................................................. 11
Underwriting Guidelines ..................................................................... 13
Mortgage Loan Servicing ..................................................................... 21
Marketing ................................................................................... 23
Sources of Funds and Liquidity .............................................................. 25
Bank's Sources of Funds ..................................................................... 26
Taxation .................................................................................... 28
Employees ................................................................................... 29
Service Marks ............................................................................... 29
Effect of Adverse Economic Conditions ....................................................... 29
Concentration of Operations ................................................................. 30
Future Risks Associated with Loan Sales through Securitizations ............................. 30
Contingent Risks ............................................................................ 31
Competition ................................................................................. 31
Regulation .................................................................................. 32
OTS Regulation of Approved Financial Corp. .................................................. 36
Regulation of the Bank ...................................................................... 36
Legislative Risk ............................................................................ 47
Environmental Factors ....................................................................... 48
Dependence on Key Personnel ................................................................. 49
Control by Certain Shareholders ............................................................. 49

Item 2.  Properties.

Properties .................................................................................. 50

Item 3.  Legal Proceedings.

Legal Proceedings ........................................................................... 51

Item 4.  Submission of Matters to a Vote of Security Holders.

Submission of Matters to a Vote of Security Holders .........................................  51


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Price of and Cash Dividends on Common Equity .........................................  52
Absence of Active Public Trading Market and Volatility of Stock Price .......................  53
Transfer Agent and Registrar ................................................................  53
Recent Open Market Purchase of Common Stock by the Company ..................................  53
Recent Sales of Unregistered Securities .....................................................  53

Item 6.  Selected Financial Data.

Selected Financial Data .....................................................................  54

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General .....................................................................................  57

Results of Operations - Years Ended December 31, 2002 and 2001 ..............................  58

Results of Operations - Years Ended December 31, 2001 and 2000 ..............................  73

Financial Condition - December 31, 2002, 2001, and 2000 .....................................  86
Liquidity and Capital Resources .............................................................  88
Interest Rate Risk Management ...............................................................  98
New Accounting Standards .................................................................... 101
Impact of Inflation and Changing Prices ..................................................... 103


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management - Asset/Liability Management ......................................... 104
Interest Rate Risk .......................................................................... 107
Asset Quality ............................................................................... 108

Item 8.  Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data ................................................. 109

Item 9.  Changes in and Disagreements with Accountants  on Accounting and Financial
         Disclosure.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........ 109

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information regarding certain relationships and related transactions ........................ 110

Item 11.  Executive Compensation.

Information regarding executive compensation ................................................ 112


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management ........ 118

Item 13.  Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions appears ................ 120

Item 14. Controls and Procedures ............................................................ 122

                                         PART IV

                     Item 15. Exhibits, Financial Statement Schedules
                                 And Reports on Form 8-K.

Financial Statements and Exhibits ........................................................... 123


Signatures .................................................................................. 127

                                     PART I

                                ITEM 1 - BUSINESS

Forward Looking Statements

Some of the information in this report may contain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 concerning Approved Financial Corp. and our subsidiaries. These forward-looking statements regarding our business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in those statements. Forward-looking statements involve risks and uncertainties described under various sections of this report including but not limited to, "Risk Factors", "Business", "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", "Interest Rate Risk" And "Quantitative And Qualitative Discussion About Market Risk". When considering forward-looking statements, you should keep these risk factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement.

Certain statements in this report which are not merely historical facts concerning loan production volume, revenues from loan sales, corporate restructuring and expense reduction initiatives, current status and future consequences of regulatory issues, ability to profitably participate in any present or future line of business or operation are forward-looking statements. You can identify these statements by words or phrases such as but not limited to "will likely result," "may," "expected to," "will continue to," "is anticipated," "estimate," "projected," "intends to", "plans to", "is likely". There are a number of important factors that could cause our actual results to differ materially from those indicated in such forward-looking statements. Those factors include, but are not limited to our ability to implement restructuring and expense reduction plans, our ability to retain experienced personnel, any changes in residential real estate values, changes in industry competition, general economic conditions, changes in interest rates, changes in the demand for non-conforming or conforming mortgage loans, our availability of affordable funding sources for capital liquidity, changes in loan prepayment speeds, delinquency and default and loss rates, changes in regulatory issues concerning mortgage companies, federal banks, or insurance companies, our ability to comply and be released from outstanding regulatory issues, changes in GAAP accounting standards effecting our financial statements, and any changes which influence any market for profitable sales of all of our products and services including mortgage loans.

General

Corporate History. Approved Financial Corp.("AFC" or "holding company"), was incorporated in 1952 as a subsidiary of Government Employees Insurance Co. ("GEICO") and was acquired in September 1984 by, among others, certain members of current management and the board of directors. We are headquartered in Virginia Beach, Virginia, and hold a Virginia industrial loan association charter and are therefore subject to the supervision, regulation and examination of the Virginia State Corporation Commission's Bureau of Financial Institutions.

A wholly owned subsidiary, Approved Federal Savings Bank (the "Bank" or "AFSB"), a federally chartered institution was acquired by AFC in 1996 and is also headquartered in Virginia Beach. The flexible provisions of the Bank charter offers ease of entry to new markets by facilitating our origination of real estate-secured loans in many states without the expense and time involved in the licensing process for non-bank mortgage companies. The Bank is subject to the supervision, regulation and examination of the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta. The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System. AFC is a registered savings and loan holding company under the federal Home Owner's Loan Act ("HOLA") because of our ownership of the Bank. As such, we are subject to the regulation, supervision and examination of the OTS. The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits. AFC and the Bank operate under an OTS directive dated April 2001 and a Consent Supervisory Agreement dated December 2001.

Other wholly owned inactive subsidiaries include, Approved Residential Mortgage, Inc. ("ARMI"), which was formed in April 1993. Initially ARMI originated loans through wholesale sources. In 1994 ARMI opened its first retail operation. As of August 1, 1999 all wholesale broker originations were transferred to the Bank. All ARMI retail offices were closed as of May 2001 and the company is inactive. A second inactive subsidiary, Approved Financial Solutions, Inc. ("AFS") formed in November of 1998 for the initial purpose of offering life insurance to our loan customers. Life insurance sales never represented a material source of revenue and have been discontinued. During 2001, AFS offered title insurance in certain states where it holds licenses and offered other ancillary financial products such as Mortgage Acceleration Program ("MAP") and Debt Free Solutions Program. However, these products were discontinued during 2001 in conjunction with the downsizing of the retail division. A third inactive subsidiary is MOFC, Inc. d/b/a/ ConsumerOne Financial ("ConsumerOne"), previously located in Birmingham, Michigan was acquired by AFC in December of 1998. The operations of ConsumerOne, retail loan origination office, were transferred to the Bank during 2000 and operated as a branch of the Bank and served as a disaster "hot" site until we closed the operation due to lack of profitability in May of 2001. The fourth inactive subsidiary, Global Title of Maryland, Inc. was formed during the first part of the year 2000 to offer title insurance products to our customers in Maryland and has been inactive since closing of Maryland retail loan origination offices in May 2001.

Primary Business. Our primary business is the origination and sale of loans secured by conforming and non-conforming first and junior liens on one-to-four-family residential properties that are primarily owner occupied. We offer both fixed-rate and adjustable-rate loans for debt consolidation, home improvements, home purchase and other purposes.

We utilize wholesale ("wholesale" or "broker") and retail channels to originate mortgage loans. The wholesale originations are sourced from an extensive network of independent mortgage brokers that utilize our mortgage product offerings to service the needs of their customers. As illustrated in the following table, in 2002, the dollar volume of originations generated by the wholesale division accounted for 96% of total originations and the retail lending division accounted for 4% of total originations. In 2001, including retail loans brokered to other lenders, the dollar volume in the wholesale lending division accounted for 72% of total originations and the retail lending division accounted for 28% of total originations. In 2000, the dollar volume in the broker lending division accounted for 49% of total originations and the retail lending division accounted for 51% of total originations. Our current initiatives for the mortgage business focus on increasing future origination volume in a cost-effective manner primarily through the wholesale division. The table below also illustrates the transition of loan origination volume from ARMI to the Bank. The percentage of total loan originations generated by the Bank has increased from thirty-two percent (32%) in 1998 to one hundred percent (100%) in 2002. (See: Item 7 for additional discussion of mortgage loan origination activity).

Residential Mortgage Loan Origination Volume

                ($ in millions)                         1998           1999            2000           2001           2002
--------------------------------------------------------------------------------------------------------------------------
Total Dollars                                         $  522         $  391          $  277         $  377         $  212
--------------------------------------------------------------------------------------------------------------------------
% Change Year to Year                                     11%           -25%            -29%            36%           -44%
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Wholesale Division - Dollars                          $  204         $  127          $  136         $  270         $  203
--------------------------------------------------------------------------------------------------------------------------
Wholesale % Total Volume                                  39%            32%             49%            72%            96%
--------------------------------------------------------------------------------------------------------------------------
Retail Division Dollars                               $  318         $  264          $  141         $  107         $    9
--------------------------------------------------------------------------------------------------------------------------
Retail % Total Volume                                     61%            68%             51%            28%             4%
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Bank - Dollars                                        $  166         $  188          $  228         $  364         $  212
--------------------------------------------------------------------------------------------------------------------------
Bank - % of total                                         32%            48%             82%            96%           100%
--------------------------------------------------------------------------------------------------------------------------
ARMI - Dollars                                        $  356         $  203          $   49         $   13         $    -
--------------------------------------------------------------------------------------------------------------------------
ARMI - % of total                                         68%            52%             18%             3%             0%
--------------------------------------------------------------------------------------------------------------------------

The business of the Bank, in addition to residential mortgage loan origination activity, includes the procurement and administration of wholesale jumbo certificate of deposit accounts and certain money market deposits. Deposit accounts of the Bank are insured by the Association Insurance Fund, administered by the FDIC up to $100,000. The Bank may from time to time invest in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Bank are highly dependent on loan sale premiums from whole loan sales and net interest income, which is the difference between interest income earned on loans and investments and the cost of deposits and borrowed funds.

Under an agreement, AFC provides various services to the Bank related to the origination of residential mortgages, such as processing, underwriting, loan documentation preparation and closing, quality control, servicing and collections, secondary marketing of loans, human resource administration and management information systems maintenance.

Sources of Revenue

Our primary source of revenues under our present business structure is derived from loan sale premiums earned upon the sale of mortgage loans on a service-released basis to other financial institutions, which is recorded as gain on sale in the period that the loan is sold. Two of our investors contributed more than 10% of the total revenue of the Bank during the year of 2002. The revenue earned from these sources consisted of loan sale premiums received by the Bank on the sale of pools of loans to CitiFinancial Mortgage Company, Inc. and Countrywide Home Loans, Inc.

Since April 2001, all mortgage loans have been originated with the intent to sell and are reflected in the balance sheet as `mortgage loans held for sale'. These loans are pooled and sold on a whole loan basis to institutional investors consisting primarily of larger well capitalized financial institutions, reputable mortgage companies, government and quasi-government agencies. The proceeds from these sales release funds for additional lending and operational expenses. In periods prior to April 2001, a small amount of loans were originated to hold in the Bank portfolio and to generate net interest income. Such loans are reflected in the Balance Sheet as `mortgage loans held for yield'.

Other sources of income include net interest earned on loans held for sale, net interest income on loans held for yield, various origination fees received as part of the loan application and closing process and to a lesser extent from ancillary fees associated with the portfolio of loans serviced and from other financial services offered in past periods.

In future periods, we may generate revenue from new sources by participating in business activities other than residential mortgage lending that are permissible activities for banks and bank holding companies. Additionally, while there are no plans to do so at this time, alternative loan sale strategies available in the marketplace may be considered for use in future periods. Examples of alternative strategies in past periods, not adopted by Approved, include loans sale through direct issuance of mortgage backed securities ("MBS") or through an agreement for participation in an MBS issued by a larger institution.

Business Strategy

Our current corporate business strategies include but are not limited to the following:

     i. Enhance our capital base through the private or public issuance of securities or merger and acquisition opportunities.

We presently are aggressively exploring opportunities to enhance our capital base by means of potential private investments into Approved and/or a merger or acquisition transaction. There is no assurance that we will successfully secure such investors and/or an investment transaction structure suitable for the required OTS approval. Failure to do so may negatively affect our financial and operating condition and invoke additional OTS regulatory action.

     ii. Maintain quality loan underwriting and solid customer service standards.

Our underwriting and servicing staff have experience in the non-conforming, conforming, and home equity loan industry. We believe that the experience of our underwriting and servicing staff provides us with the infrastructure and skills necessary to maintain our commitment to solid underwriting standards during periods of rapid growth as well as through times of unprecedented competition, which the mortgage industry has experienced over recent years.


iii. Maintain strict cost controls and reduce expenses through the continued application of new technologies.

We implemented several cost cutting campaigns, over the past few years. Such initiatives include consolidation of all Virginia Beach locations into one office. This centralization in conjunction with implementation of a new systems platform greatly improved the productivity of our staff and was a key element in our ability to reduce compensation expense while maintaining loan production capacity, data integrity, management reporting capabilities and quality controls. During 2001, we upgraded the method by which our staff in remote locations access our loan production applications through the utilization of a frame relay network, which seamlessly joins our remote offices to our corporate headquarters and provides for a single point of information technology and data management. This has dramatically improved communications and operational efficiencies throughout the company in addition to enhancement of data integrity and compliance controls. A document imaging system to enhance loan file retention and storage is under consideration. This method will significantly reduce operational and storage cost, while improving operational efficiencies.

(iv) Increase revenues by expanding the level of profitable mortgage volume.

We monitor our traditional non-conforming pricing and loan offerings for competitiveness and introduce new loan products to meet the needs of our brokers and borrowers and to expand our market share to new customers who are not traditionally part of our market.

Our wholesale division sales efforts are conducted through account executives with extensive experience in the non-conforming mortgage business located throughout the United States. We constantly monitor the quality of service provided to our network of mortgage brokers with the goal of increasing profitable loan volume.

Our retail, direct to the borrower, loan origination activity is centralized in our corporate home office location. The retail sales staff has ready access to processing and underwriting departments in order to enhance the ability to provide timely service to potential borrowers.

(v) Build our loan sale investor base in compliance with the Consent Supervisory Agreement (See: Bank Regulatory Actions), increase loan sale revenue, interest rate risk management and prudent management of cash flow and expansion of competitive mortgage product development.

We sell our loans on a whole loan basis receiving cash at the time of sale. With an objective to expand our menu of mortgage product offerings and to enhance revenues and profits related to loan sales, we continue to aggressively pursue new investors for loan sales and opportunities to engage in forward loan sale commitments with various investors. There is an active secondary market for the types of mortgage loans that we originate. Currently all loans are originated for sale to other mortgage companies, finance companies and other financial institutions including federally chartered banking institutions. The loans are sold for cash on a whole loan, servicing-released basis. Consistent with industry practices, the loans are sold with customary representations and warranties for the industry, which normally provide for an obligation to repurchase the loan upon events such as a first payment default or discovery of fraud.

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

The average loan size of loans funded in-house during the year ended December 31, 2002, 2001 and 2000 were $101,340, $108,880 and $76,330, respectively. The average loan size of all originated, including retail loans funded through other lenders ("brokered loans") during the year ended December 31, 2002, 2001 and 2000 was $101,630 and $109,110 and $75,120, respectively. The primary reason for the higher average loan size in 2001 and 2002 was expansion into new states with higher real estate values and larger loan sizes.

Wholesale Division. We originate the majority of our non-conforming residential mortgage loans through a network of independent wholesale mortgage brokers who offer our loan products to their clients. We have approximately 2,000 mortgage brokers approved to do business with us, of which approximately 25% have actually closed loans with Approved during 2001 and 2002.

     . Brokers are not contractually bound to Approved and can do business with other lenders with whom they are approved to do business.

     . Brokers do not receive a commission from Approved. They normally are compensated in the form of a broker fee through a separate agreement made directly between the broker and the borrower and or origination fees as they negotiate with the borrower, which are paid at closing.

     . Any remuneration paid to the broker by Approved is in accordance with our wholesale loan rate sheets applicable at that time.

During 2002, loans originated from wholesale division decreased to $203 million or 96% of the total loan volume compared to $270 million or 72% in 2001 loan volume.

In cultivating this broker network, we stress superior service, efficiency, flexibility and professionalism. Due to concentrated size and centrally-organized operations, we normally offer one business day turnaround on underwriting decisions and can close loans in as few as two business days with appropriate documentation provided to the underwriting and processing department. A wide variety of loan products have been designed to assist brokers in supporting a broader spectrum of borrowers. Regional sales managers and account executives assist mortgage brokers understanding and use of our product offerings. The loans are primarily underwritten at the headquarter location in Virginia and to a lesser extent in the regional operation centers in Florida and California under the supervision of our Chief Credit Officer located in Virginia.

Retail Loan Originations. During 2002 loans originated from the retail division totaled $9 million or 4% of total volume, including loans brokered to other lenders compared to $107 million or 28% during 2001.

Drastic changes occurred in the mortgage industry beginning in the fourth quarter of 1998, whereby revenues in the form of loan sale premiums received on whole-loan sales, dropped materially. As a result, over the past four years we restructured our mortgage loan origination business model and reduced the number of retail loan origination offices from twenty-six at the end of 1998 to one as of December 31, 2001 and as of December 31, 2002, which is located in our corporate headquarters in Virginia Beach, Virginia.

Underwriting Guidelines

We presently offer a broad range of mortgage loan products in order to provide maximum flexibility to individual borrowers and mortgage brokers. We underwrite non-conforming, ALT-A, conforming conventional and government mortgage loans. Underwriting criteria for all mortgage loans originated reflects the lending criteria of our loan investors.

Loan applications received from retail loan officers and brokers are classified according to certain characteristics including available collateral, loan size, debt ratio, loan-to-value ratio and the credit history of the applicant. From the foundation built on these criteria, loan approvals are priced on a risk-adjusted basis. Loan applicants with less favorable credit ratings generally are offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. Our underwriting standards are designed to provide a program for all qualified applicants, in an amount and for a period of time consistent with each applicant's demonstrated willingness and ability to repay. Our underwriters make determinations on loans without regard to sex, marital status, race, color, religion, age or national origin. Each application is evaluated on its individual merits, applying the guidelines set forth below, to ensure that each application is considered on an equitable basis.

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

We require title insurance coverage issued by an approved ALT-A title insurance company of all property securing mortgage loans we originate or purchase. Our assignees and we are generally named as the insured. Title insurance policies indicate the lien position of the mortgage loan and protect us against loss if the title or lien position is not as indicated. The applicant is also required to secure hazard and, in certain instances, flood insurance in an amount sufficient to cover the building securing the loan for the entire term of the loan, for an amount that is at least equal to the outstanding principal balance of the loan or the maximum limit of coverage available under applicable law, whichever is less. Evidence of adequate homeowner's insurance, naming us as an additional insured, is required on all loans.


Non-Conforming Mortgage Loans.

These guidelines are intended as a general guideline only and are subject to change at any time based on changes in our investors underwriting guidelines and economic and market conditions.

We have general internal classifications with respect to the credit profiles of loans based on certain characteristics of the applicant in conjunction with other loan characteristics such as the loan-to-value ratio. Credit grade classifications for non-conforming loans are extremely objective in nature and vary greatly between lenders.

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

.. Existing mortgage loans: a maximum of two 30-day late payment(s) within the last 12 months. Non-mortgage credit: minor derogatory items are allowed, but a letter of explanation is required.

.. Bankruptcy filings: must have been discharged more than two years prior to closing with credit re-established.

.. Maximum loan-to-value ratio: up to 100% for attached and detached single family residence or duplex, 95% for a loan secured by a three-to-four family residence; and 90% for a loan secured by a non-owner occupied single family residence or duplex and 85% on a loan secured by a three-to-four family residence.

..  Debt service-to-income ratio: 55% or less.

       "B" Risk. Under the "B" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

..  Existing mortgage loans: maximum of one 60-day late payment within the last
   12 months. Non-mortgage credit: some prior defaults may have occurred, but major credit paid or installment debt paid as agreed may offset some delinquency; any open charge-offs, judgments or liens may be left open at underwriters discretion unless attached to the property title or child support related or open tax lien.

.. Bankruptcy filings: must have been discharged more than two years prior to closing with credit re-established.

.. Maximum loan-to-value ratio: up to 95% for attached and detached single family residence or duplex, 90% for a loan secured by a three-to-four family residence; and 80% for a loan secured by a non-owner occupied single family residence or duplex and 80% on a loan secured by a three-to-four family residence.

..  Debt service-to-income ratio: 55% or less

       "C" Risk. Under the "C" risk category, a loan applicant may have experienced significant credit problems in the past.

..  Existing mortgage loans: must be brought current from loan proceeds;
   applicant is allowed up to 119 days late payment within the last 12 months. Foreclosures and Notices of Default are not allowed within the last 12 months.

..  Non-mortgage credit: significant prior delinquencies may have occurred.

..  Bankruptcy filings: must have been discharged minimum of 1 year.

.. Maximum loan-to-value ratio: up to 80% for detached single-family residence or duplex, 80% for a loan secured by a three-to-four family residence; non-owner occupied loans are eligible up to 70% LTV.

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

ALT-A LOANS

Alt A loans may not satisfy certain elements of the agency underwriting criteria, such as those relating to documentation, employment history, income verification, loan to value ratios, qualifying ratios, or other compensating factors. No Doc loans serve a particular niche of borrowers willing to pay a premium in the form of higher interest rates and provide larger down payments in return of expedient loan processing by virtue of providing less income and asset information, as compared to loans underwritten in conformance with Agency standards.

ALT-A Credit Parameters

Loan amount limits, maximum loan-to-value ratios and loan pricing are guided by an evaluation of a borrower's credit history and the loan purpose. This evaluation results in a borrower being classified in a particular credit grade category, to which lending parameters have been assigned by the Company. In making this determination, we obtain credit verification from three independent credit bureaus prior to loan approval. Factors considered in the approval process include prior consumer credit history, prior mortgage loan payment histories, collection and charge-off experience, and prior bankruptcies and foreclosures. We also consider the borrowers credit score under a credit evaluation methodology developed by Fair, Isaac and Company ("FICO").

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

We offer a vast array of conventional expanded criteria and conventional non-conforming programs, most of which are underwritten through the investor specific automated underwriting systems. The availability of these programs varies from time to time and may include, but are not limited to, "Jumbo" products, high LTV Rate/Term & Cash-out loans, stated income and/or asset loans, high LTV investor and 2nd home properties and closed end seconds.

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

Mortgage Loan Servicing

We conduct mortgage loan servicing and collections for our held for yield portfolio and on an interim basis until sold for our held for sale loans . All loans that we service are owned by Approved as either Held for Sale or as Held for Yield and therefore we do not receive revenue in the form of `loan service fee - servicing for others'. To date, all loans sold by Approved are sold on a service-released basis. If in future periods, our business plan changes whereby Approved retains servicing and or services loans for other institutions our public disclosures will reflect this change.

The customer service department monitors loans, addresses customer inquiries and collects current loan payments due from borrowers. The collection department furnishes reports and enforces the rights of the holder or owner of the loan, including recovery of delinquent payments, institution of loan foreclosure proceedings and liquidation of the underlying collateral.

Loan payments are directed to a lock box arrangement that the Bank has with a large national banking institution. The accounting department is responsible for posting all payments to the borrower's loan accounts and to the general ledger system. This provides a "separation" in duties between payments and the servicing operation personnel whose performance is measured by factors such as delinquency and loss levels.

We close loans throughout the month. Most of our loans require a first payment thirty to forty-five days after funding. Accordingly, our servicing portfolio consists of loans with payments due at varying times each month.

Our collection policy is designed to identify payment problems sufficiently early to permit us to address delinquency problems quickly and, when necessary, to act to preserve equity before a property goes to foreclosure. We believe that these policies, combined with the experience level of our staff and the use of the independent appraisers and attorneys engaged by us, help to reduce the incidence of loss on a first or second mortgage loan.

Collection procedures commence upon identification of a past due account by our servicing system. Five days before the first payment is due on every loan, the borrower is contacted by telephone to welcome the borrower, to remind the borrower of the payment date and to answer any questions the borrower may have. If the first payment due is delinquent, a collector will immediately telephone to remind the borrower of the payment. Five days after any payment is due, a written notice of delinquency is sent to the borrower and follow up calls are made. A second written notice is sent on the fifteenth day after payment is due and our collectors make follow up calls. During the delinquency period, the collector will continue to frequently contact the borrower. Our collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, is entered into a collection history for each account. Notice of our intent to start foreclosure proceedings, unless a loan is brought current, is sent at thirty days past due. Further guidance with respect to the collection and foreclosure process is derived through frequent communication with senior management.

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


Marketing

Marketing to Broker Networks. Marketing to wholesale brokers is conducted through our staff of account executives ("AE") that establish and maintain relationships with a network of mortgage brokers that use our product offerings to service the needs of their customers. During the year ended December 31, 2002, loans made through the broker networks amounted to 96% of total originations or $203 million compared to 72% or $270 million in 2001 and 49% or $136 million in 2000.

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

Marketing of Retail Lending Products. We currently market our direct consumer lending services through a sales staff of loan officers located in Virginia Beach. During 2001, the number of retail loan origination offices was reduced from a total of 10 on December 31, 2000 to one as of December 31, 2001. Retail lending division loan volume amounted to approximately $9 million or 4% of total originations in 2002 compared to $107 million or 28% of total originations during the year ended December 31, 2001 and $141 million or 51% in 2000.

The sales staff procures prospective borrowers from leads obtained from market sources such as Lending Tree, through direct mail campaigns, through local networking for potential prospects and referrals. In the event that a potential retail customer's loan application does not fall within our underwriting guidelines, the underwriter may authorize the application for submission to another lending institution. If the loan is approved and funded, we act in the capacity of a mortgage broker, receiving fee income ("brokered loans"). This type of retail loan production allows us to accommodate the diverse needs of our loan customers while adhering to solid underwriting standards. Brokered loans as a percent of total retail loan origination represented approximately 15% during the twelve month period ended December 31, 2002, compared to 16% and 33% for the years 2001 and 2000. respectively.

Competitive Position in the Relevant Market

The primary business of the company is the origination of residential mortgage loans and attracting the wholesale deposits through the Bank.

Origination activity is conducted throughout the United States and therefore our competitors and relevant market position varies in different locations. The United States mortgage market is highly fragmented and we face substantial competition originating mortgage loans. This competition comes principally from banks, other savings institutions, mortgage banking companies and other residential mortgage lenders . Many of our competitors enjoy competitive advantages including greater financial resources, a wider geographic presence or more accessible branch office locations, greater name recognition and marketing budgets to support their sales efforts, the ability to offer additional services or more favorable loan terms , pricing alternatives , lower origination fees and operating costs. This competition could result in a decrease in loans originated by us that could adversely affect our results of operations, and financial condition.

To successfully address these competitive forces, we focus on solid and consistent customer service including timely response as to our underwriting decision upon receipt of loan packages and expediting the loan closing process. Our wholesale division competes directly with other lenders and our retail division competes with loan officers representing other financial institutions and mortgage brokers.

In attracting wholesale deposits, we compete with insured depository institutions such as savings institutions, credit unions and banks, as well as institutions offering uninsured investment alternatives including money market funds. These competitors may offer higher interest rates than we do, which could result in either our attracting fewer deposits or in our being required to increase our rates in order to attract deposits. Increased deposit competition could increase our cost of funds and adversely affect our ability to generate the funds necessary for our lending operations, thereby adversely affecting our results of operations and financial condition.

Our Sources of Funds and Liquidity

----------------------------------------------------------------------------------------
                                         SUMMARY
----------------------------------------------------------------------------------------
As of December 31:                      2002              2001             2000
Warehouse Credit Lines              $25 million       $22 million       $60 million
FHLB credit line                                                        $15 million
FDIC Bank Deposits                  $40 million       $62 million       $38 million
Subordinated                        $ 5 million       $ 5 million       $ 5 million
Stockholder's Equity                $ 2 million       $ 5 million       $ 8 million
----------------------------------------------------------------------------------------

At December 31, 2002, we had combined warehouse lines of credit of $25.0 million, with an outstanding balance of $10.4 million. Additionally, we had subordinated debt outstanding of $4.6 million; FDIC insured certificates of deposit outstanding of $37.8 million, FDIC insured money market accounts of $1.8 million and consolidated stockholder's equity of $2.2 million.

In November 2001, the Bank obtained a $7.0 million warehouse line of credit. The interest charged was based on the one month LIBOR rate and ranges from 4.43% to 5.43% over the one month LIBOR for various loans, additionally rates for aged outstanding loans ranges from 7.43% to 8.43% over the one month LIBOR rate at December 31, 2001. All advances were subject to various transactions fees based upon the number of loans funded. This credit facility required active use of the line to retain access for use of the line in the future. Administrative procedures required by the lender were not easily adaptable for use with our wholesale origination source, which is our primary origination channel and therefore, we did not use the line and thus allowed the line to terminate in the first quarter of 2002.

In December 2001 the Bank obtained a $15.0 million repurchase agreement with a financial institution for funding residential mortgage loans. The agreement has no stated expiration date, provides for interest at prime plus 1.25% and certain transaction fees. The line has various financial requirements including a minimum tangible net worth to exceed $916,000. In June 2002 the line of credit was increased to $25.0 million. As of December 31, 2002, we were in compliance with all financial covenants. There is no stated expiration date for this credit facility.

On July 21, 2000, we obtained a $40.0 million line of credit from Bank United. However, effective December 29, 2000, we obtained an amendment to the credit line, which reduced the size of the warehouse facility to $20.0 million. We terminated this credit line during the third quarter of 2001.

On November 10, 1999, we obtained a $20.0 million sub-prime line of credit and a $20.0 million conforming loan line from the same lender. The lines of credit expired on November 10, 2001 and were not renewed.

The Bank credit facility with the Federal Home Loan Bank (FHLB), which was for $15 million with a 50% advance rate terminated effective October 26, 2001. We understand that this credit facility was terminated by FHLB as a result of their review conducted during 2001 of changes in our operating and financial condition.


Bank Sources of Funds

Certificates of Deposits. The Bank had $37.8 million of FDIC insured certificates of deposits outstanding at December 31, 2002. The Bank had $59.9 million FDIC insured certificates of deposits outstanding at December 31, 2001. The Bank also had $1.8 million in FDIC insured money market deposits through an arrangement with a local NYSE member broker/dealer at December 31, 2002. The bank had $2.2 million in FDIC money market deposits at December 31, 2001.

The primary source of FDIC insured deposits for the Bank are deposits solicited via a computer bulletin board where the rates of many other banks and institutions are advertised. At December 31, 2002 and December 31, 2001, the Bank had deposits from this source of $30.9 million or 78% and $59.9 million or 96% of total deposits, respectively. We also procure FDIC insured certificates of deposit through national investment banking firms, which, pursuant to agreements with the Bank, solicit funds from their customers for deposit with the Bank ("brokered deposits"). Such deposits amounted to $6.9 million or 17% and $17.2 million, or 28%, of the Bank's deposits at December 31, 2002 and December 31, 2001, respectively. The fees paid to deposit brokers are amortized using the interest method and are included in interest expense on certificates of deposit.

We believe that the Bank's effective cost of brokered and other wholesale deposits is more attractive than deposits obtained on a retail basis from branch offices after the general and administrative expense associated with the maintenance of branch offices is taken into account. Moreover, brokered and other wholesale deposits generally give the Bank more flexibility than retail sources of funds in structuring the maturities of its deposits and in matching liabilities with comparable maturing assets. At December 31, 2002, $37.0 million of the Bank's certificates of deposit were scheduled to mature within one year

(98.0% of total deposits). At December 31, 2001, $40.4 million of the Bank's certificates of deposit were scheduled to mature within one year (67.5% of total deposits).

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

Borrowings

Effective October 26, 2001, the credit line for $15,000,000 with the Federal Home Loan Bank (FHLB), was terminated. We understand that this credit facility was terminated by FHLB as a result of their review conducted during 2001 of changes in our operating and financial condition. During the year ended December 31, 2001, the Bank had advances of $71.9 million from the FHLB and paid down principal on advances of $74.9 million. During the year ended December 31, 2000, the Bank had advances of $10.4 million from the FHLB and paid down principal on advances of $12.0 million. The Bank held $1.1 million and $589,000 of the FHLB stock at December 31, 2001 and December 31, 2000, respectively.

In November 2001, the Bank obtained a $7.0 million warehouse line of credit. The interest charged was based on the one month LIBOR rate and ranges from 4.43% to 5.43% over the one month LIBOR for various loans, additionally rates for aged outstanding loans ranges from 7.43% to 8.43% over the one month LIBOR rate at December 31, 2001. All advances were subject to various transactions fees based upon the number of loans funded. This credit facility required active use of the line to retain access for use of the line in the future. Administrative procedures required by the lender were not easily adaptable for use with our wholesale origination source, which is our primary origination channel and therefore, we did not use the line and thus allowed the line to terminate in the first quarter of 2002.

In December 2001 the Bank obtained a $15.0 million repurchase agreement with a financial institution for funding residential mortgage loans. The agreement has no stated expiration date, provides for interest at prime plus 1.25% and certain transaction fees. The line has various financial requirements including a minimum tangible net worth to exceed $916,000. In June 2002 the line of credit was increased to $25.0 million. As of December 31, 2002, we were in compliance with all financial covenants.


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

Deferred Tax Asset: Deferred tax asset was decreased during 2002 by means of an increase in the related valuation allowance. In the first quarter of 2002 a valuation allowance was recorded based on management's estimates and projections for the remainder of 2002 at that time. The additional second quarter of 2002 write down of the deferred tax asset by means of an increase in a related valuation allowance was primarily attributed to a reduction in managements expectations for loan origination activity for the remainder of 2002, due to the closure of the California wholesale loan origination division required under contractual obligations with its prior manager. This reduction in projected loan volume reduced management's projected financial results.

Tax Refund Benefit 2002. A federal income tax benefit was recorded in 2002 based on the revised Federal tax law, enacted in 2002, whereby, in 2002 a company that experiences tax losses can carry the loss back up to five years to obtain a current tax refund. The anticipated amount of such tax refund from 1997 is approximately $1,047,000.


Employees

As of December 31, 2002, we had, including our subsidiaries, a total of 76 full-time employees and 1 part-time employee or 76.5 full time equivalent employees, representing a reduction in excess of 24% from December 31, 2001. The reduction in staff resulted from attrition, reduction in staff related to closing the California wholesale operations center in April 2002, expense reduction initiatives, and implementation of technology. None of our employees are covered by a collective bargaining agreement. We consider the relations with our employees to be good.

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

Risk from Concentration of Operations in Certain States

During 2002, 98% of our loan origination volume was secured by properties in ten states, Florida, Virginia, North Carolina, Pennsylvania, California, Ohio, Maryland, Michigan, South Carolina and Georgia. During 2001, 98% of the aggregate principal balance of the loans we originated are secured by properties located in ten states California, Virginia, Florida, Maryland, Ohio, North Carolina, Pennsylvania, New Jersey, Georgia and South Carolina. While we aim to expand lending initiatives into other states, our origination business is likely to remain concentrated in a limited number of states in the foreseeable future. Consequently, our results of operation and financial condition are dependent upon general trends in the economy and the residential real estate markets in those states.

Risks Associated with the Securitization Market

While we have no current plans and do not expect to enter into transactions in the foreseeable future, we are affected by changes in the securitization market as many of our investors access securitization as a form of financing. While we have no plans to participate in the Securitization market at this time, if changes in our capital structure related to regulatory capital ratio restrictions were to present an opportunity to do so, we may sell a portion of the loans we originate through a securitization program and retain the rights to service the loans. The sale of loans through a securitization program would be a significant departure from our previous business operations.

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

Our business strategy is to sell all loans that we originate on a whole loan, service released, non-recourse basis with the exception of our loan investor's requirements for customary representations and warranties, such as first payment default and fraud. However, during the period of time from loan funding date to loan sale date, we are subject to the various business risks associated with lending, including the risk of borrower default, loan foreclosure and loss, and the risk that a change in interest rates or a change in the secondary market conditions for residential mortgage loans would result in a decline in the market value of our loans.


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


Regulation

General

The capital stock of approved Financial Corp. ("AFC") is registered under
Section 12(g) of the Securities Exchange Act ("SEC") of 1934, and therefore we are subject to various reporting and other requirements of the SEC. Our capital stock is quoted on the OTC Bulletin Board(R) ("OTCBB") and is subject to many of the provisions of the Sarbanes-Oxley Act of 2002 (the "Act"), including the certification requirements mandated by Section 302 of the Act. We are required to remain in compliance with these requirements and must remain current in our filings, subject to a 30 or 60-day grace period, with the SEC or applicable regulatory authority, in order to remain eligible for quotation on the OTCBB.

Our business is subject to extensive regulation, supervision and licensing by federal, state and local government authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.

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

Among other things, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") made certain amendments to TILA that generally apply to mortgage loans with (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $465 or (ii) an annual percentage rate of more than ten percentage points higher than comparable maturing U.S. Treasury securities. Loans covered by the TILA Amendments are known as "Section 32 Loans." The TILA Amendments impose additional disclosure requirements on lenders originating Section 32 Loans and prohibit lenders from originating Section 32 Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. The TILA Amendments also prohibit lenders from including prepayment fee clauses in Section 32 loans to borrowers with a debt-to-income ratio in excess of 50%. In addition, a lender that refinances a Section 32 Loan previously made by such lender will not be able to enforce any prepayment penalty clause contained in such refinanced loan. We will continue to collect prepayment fees on loans originated prior to the effectiveness of the TILA Amendments and on non-Section 32 Loans as well as on Section 32 Loans in permitted circumstances following the effectiveness of the TILA Amendments. The TILA Amendments impose other restrictions on Section 32 Loans, including restrictions on balloon payments and negative amortization features. We stopped funding Section 32 loans as of April 1, 2001.

We are also required to comply with the Equal Credit Opportunity Act ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for a loan increase as a result of information obtained from a consumer credit agency, another statute; the FCRA requires the lender to supply the applicant with a name and address of the reporting agency. We are also subject to the Real Estate Settlement Procedures Act and AFC, as a savings and loan holding company, is required to file an annual report with the OTS pursuant to the Home Mortgage Disclosure Act.

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

The Gramm-Leach-Bliley Act, which was signed into law at the end of 1999, contains comprehensive consumer financial privacy restrictions. The various federal enforcement agencies, including the Federal Trade Commission, have issued final regulations to implement this act. These restrictions fall into two basic categories. First, a financial institution must provide various notices to consumers about an institution's privacy policies and practices. Second, this act gives consumers the right to prevent the financial institution from disclosing non-public personal information about the consumer to non-affiliated third parties, with exceptions. Further, the Act states that if state law affords greater consumer protections than federal law in the area of third-party information sharing, the state law will supersede federal law. We have developed the appropriate disclosures and internal procedures to assure compliance with these new requirements.

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

OTS Regulation

As discussed in Item 7, Management Discussion & Analysis ("MD&A"), the Bank operates under a Consent Supervisory Agreement with the OTS dated December 3, 2001 ("Agreement").

General. We are a registered unitary savings and loan holding company under the federal Home Owner's Loan Act ("HOLA") because of our ownership of the Bank. As such, we are subject to the regulation, supervision and examination of the OTS.

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

As a savings and loan holding company, the Company is required by federal law to report with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions and transactions resulting in change in control as defined by regulations. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage. The safety and soundness regulation is intended primarily for the protection of the insurance fund and depositors. Additionally, regulation and supervision establishes rules related to lending and banking activities such as but not limited to the loan origination process, marketing to and solicitation of customers, credit activities, maximum interest rates and finance and other charges, disclosure to customers, the terms of secured transactions, the collection, repossession and claims-handling procedures utilized by us, multiple qualification and licensing requirements for doing business in various jurisdictions, privacy and protection of consumer information, and other trade practices.

The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves and capital ratios and operating procedures for regulatory purposes.

Any change in regulatory requirements and policies, whether for all financial or banking institutions in general or specific regulatory requirements directed to AFC and the Bank, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the AFC are referred below or elsewhere herein. The description and discussion of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K is not intended to constitute a complete statement of all the legal restrictions and requirements applicable to us and the Bank and the effects of such on AFC and the Bank. All such descriptions are qualified in their entirety by reference to applicable statutes, regulations and other regulatory pronouncements. (See also: "Regulatory Capital Requirements")

Insurance of Accounts. Deposit accounts of the Bank up to $100,000 are insured by the Savings Association Insurance Fund (the "SAIF"), administered by the FDIC. Pursuant to legislation enacted in September 1996, a fee was paid by all SAIF insured institutions at the rate of $0.657 per $100 of deposits held by such institutions at March 31, 1995. The money collected capitalized the SAIF reserve to the level of 1.25% of insured deposits as required by law. In 1996, the Bank paid $23,000 for this assessment.

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

The legislation also required BIF-insured institutions to share in the payment of interest on the bonds issued by a specially created government entity ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Beginning on January 1, 1997, in addition to the insurance premium that is paid by SAIF-insured institutions to maintain the SAIF reserve at its required level pursuant to the current risk classification system, SAIF-insured institutions paid deposit insurance premiums at the annual rate of 6.4 basis points of their insured deposits and BIF-insured institutions paid deposit insurance premiums at the annual rate of 1.3 basis points of their insured deposits towards the payment of interest on the FICO bonds. Assessments paid for the period starting January 1, 2000 are assessed the same FICO rate for both BIF and SAIF insured deposits. The new rate paid by the Bank and a BIF insured institution with the same risk classification is 1.7 basis points.
Under the current risk classification system, institutions are assigned on one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups, which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates currently range from zero basis points for well-capitalized, healthy institutions to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

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

Regulatory Capital Requirements. Federally insured savings associations are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. At December 31, 2002, the Bank's regulatory capital exceeded the OTS definition for "well-capitalized."

Federally insured savings associations are subject to three capital requirements: a tangible capital requirement, a core or leverage capital requirement and a risk-based capital requirement. All savings associations currently are required to maintain tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), core capital equal to 3% of adjusted total assets and total capital (a combination of core and supplementary capital) equal to 8% of risk-weighted assets (as defined in the regulations). See table on page 91 for the Bank's capital position at December 31, 2002.

For purposes of the regulation, tangible capital is core capital less all intangibles other than qualifying purchased mortgage-servicing rights, of which the Bank had none at December 31, 2002. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus; minority interest in the equity accounts of fully consolidated subsidiaries and certain non-withdrawlable accounts and pledged deposits. Core capital generally is reduced by the amount of a savings association's intangible assets, other than qualifying mortgage-servicing rights.

A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, including subordinated debt, which meets specified requirements, and general allowance for loan and lease loss up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets currently range from 0% to 100%, depending on the type of asset.

OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following are generally not limited: taxes paid in prior carry back years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carry forwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The deferred tax asset is fully reserved at December 31, 2002.

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

Prompt Corrective Action. Federal law provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "under-capitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than

3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to adjusted total assets that is equal to or less than 2.0%. The regulations also permit the appropriate federal banking regulator to downgrade an institution to the next lower category (provided that a significantly undercapitalized institution may not be downgraded to critically undercapitalized) if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. At December 31, 2002, the Bank was "well capitalized", as defined under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test. All associations are required to meet the QTL test set forth in the HOLA and regulations to avoid certain restrictions on their operations. An association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). The Bank met the QTL test throughout 2002.

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

On April 1, 1999 the OTS adopted regulations changing the notification requirements on capital distributions. The updated regulation provides that an OTS-regulated institution will not have to file a capital distribution notice with the OTS upon meeting certain conditions. These conditions include that the institution has a composite 1 or 2 CAMELS rating; a compliance rating of 1 or 2; a Community Reinvestment Act rating of at least "satisfactory"; is not otherwise in troubled condition; limits capital distribution plans for the calendar year to no more than the sum of it's current retained net income and the preceding two years; remains well-capitalized after the capital distribution; and will not use the proposed capital distribution to reduce or retire stock or debt instruments. An institution that fails to meet any of the required conditions must submit a full application to the OTS. The OTS imposed restrictions for the Bank paying dividends to AFC by means of the Directive Letter dated April 20, 2001 and the Consent Supervisory Agreement dated December 2001. (See also: "Bank Regulatory Actions")

Loan-to-One Borrower. Under applicable laws and regulations the amount of loans and extensions of credit which may be extended by an institution such as the Bank to any one borrower, including related entities, generally may not exceed the greater of $500,000 or 15% of the unimpaired capital and unimpaired surplus of the institution. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily available marketable securities. An institution's "unimpaired capital and unimpaired surplus" includes, among other things, the amount of its core capital and supplementary capital included in its total capital under OTS regulations.

At December 31, 2002, the Bank's unimpaired capital and surplus amounted to $5,206,000 resulting in a general loans-to-one borrower limitation of $781,000 under applicable laws and regulations. At December 31, 2001, the Bank's unimpaired capital and surplus amounted to $7,348,000 resulting in a general loans-to-one borrower limitation of $1,155,000.

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

Affiliate Transactions. Under Sections 23A and 23B of the Federal Reserve Act and applicable regulations, transactions between a savings association and its affiliates are subject to quantitative and qualitative restrictions. Affiliates of a savings association include, among other entities, companies that control, are controlled by or are under common control with the association. As a result, we and our non-bank subsidiaries are affiliates of the Bank.

Savings associations are restricted in their ability to engage in "covered transactions" with their affiliates. The term "covered transactions" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions between a savings institution and affiliates. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in the amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. In addition, covered transactions between a savings association and an affiliate, as well as certain other transactions with or benefiting an affiliate, must be on terms and conditions at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. Associations are required to make and retain detailed records of transactions with affiliates.

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

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

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

Under the CRA and implementing OTS regulations, an association has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the OTS, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. OTS will assign a CRA rating based on a Lending Test, Investment Test and Service Test keyed to, respectively, the number of loans, the number of investments, and the level of availability of retail banking services in an association's assessment area. The Lending Test will be the primary component of the assigned composite rating. An "outstanding" rating on the Lending Test automatically will result in at least a "satisfactory" rating in the composite, but an institution cannot receive a "satisfactory" or better rating on the composite if it does not receive at least a "low satisfactory" rating on the Lending Test. Alternatively, an association may elect to be assessed by complying with a strategic plan approved by the OTS. The CRA requires public disclosure of an institution's CRA rating. The latest CRA rating of the Bank as of July 2002 received from the OTS was "Satisfactory."

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


OTS Guidance on Subprime Lending

On February 2, 2001, the OTS issued CEO memorandum #137, regarding "Expanded Guidance for Subprime Lending Programs". The memorandum provides more specific definitions of the term `subprime' but focuses on the adequacy of allowances for loan losses and capital to support subprime lending programs. The guidance applies specifically to institutions with a significant subprime credit exposure by establishing a threshold of 25% or more of an institution's Tier I regulatory capital as the starting point for greater supervisory scrutiny. A key underlying principle in the guidance is that each subprime lender is responsible for quantifying the additional risks in its subprime lending activities and determining the appropriate amounts of ALLL and capital it needs to offset those risks. The capital adequacy analysis should include a stress test of an institution's subprime loan pools to project performance over varying economic business and market conditions. The institution is expected to fully document its methodology and analysis. Regulatory Examiners are directed to evaluate the capital adequacy of subprime lenders on a case-by-case basis, and encouraged to use judgment in determining the appropriate level of capital needed to support subprime lending activities. It notes that some subprime loans may be only marginally more risky than prime loans and, thus, may warrant increased supervisory scrutiny and monitoring, but not necessarily additional capital. For instance, well-secured mortgage loans to individuals who experienced minor credit difficulties in the past may have no more credit risk than similar prime loans, provided adequate controls are in place. The term "subprime" refers to the credit characteristics of individual borrowers in the CEO Memorandum #137 and states that these borrowers typically have weakened credit histories that include payment delinquencies, and possibly more severe problems such as charge-offs, judgments, and bankruptcies. It also states that these borrowers may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories and lists several general illustrative types of credit risk parameters for consideration in determining a loan to be subprime, one of which is a credit bureau risk score (FICO) of 660 or below. During the year ended December 31, 2002, our internal credit classification system identified 97% of our total loans funded in house as non-conforming or subprime and the weighted average FICO credit score for these loans was 667. We feel that we have instituted adequate controls, capital and reserves to support our subprime lending activity at this time. The ultimate interpretation of this memorandum on a case-by-case basis by OTS examiners and therefore the ultimate effect on the Bank is uncertain at this time. "Subprime" definitions vary significantly by regulators and lenders alike.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount at least equal to 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations, 3/10 of 1% of total assets at the end of the calendar year, or 5% of its advances from the FHLB, whichever is greater. At December 31, 2002, the Bank had $816,000 in FHLB stock, which was in compliance with this requirement.

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institutions and all institutions-affiliated parties who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range for the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. The FDIC has the authority to recommend to the Director of the OTS that enforcement action is taken with respect to a particular savings institution. If the Director does not take action, the FDIC has authority to take such action under certain circumstances. Federal law also establishes civil and criminal penalties for certain violations.

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

Control by Certain Shareholders

As of December 31, 2002, Allen D. Wykle, Chairman of the Board, President and Chief Executive Officer and Leon H. Perlin, Director, beneficially own an aggregate of 50.2% of the outstanding shares of Common Stock of Approved Financial Corp. Accordingly, a risk factor exists in the fact that if they were to act in concert, they would have voting control with the ability to approve certain fundamental corporate transactions and the election of the entire Board of Directors.

                               ITEM 2 - PROPERTIES

Our executive and administrative offices are located at 1716 Corporate Landing Parkway, Virginia Beach, Virginia, 23454. We purchased and moved to this location on December 6, 1999. The building consists of approximately 30,985 square feet.

Our former headquarters building was sold during the year ended December 31, 2001. Our present building location was subject to total mortgage debt of $1,679,000 as of December 31, 2002. The current and former headquarter buildings were subject to total mortgage debt of $1,745,000 as of December 31, 2001.

As of December 31, 2002 we had leases for two active regional wholesale lending operations centers, various closed retail lending offices, and the `disaster hot site' location for the Bank. These facilities are leased under terms that vary as to duration and in general the leases expire between 2003 and 2004, and provide rent escalations tied to either increases in the operating expenses of the lessor or fluctuations in the consumer price index in the relevant geographic area. Lease expense was $501,000, 587,000, and $755,000 in 2002, 2001 and 2000, respectively.

Total minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2002 were as follows (in thousands):

                            2003                $          331
                            2004                           156
                            2005                            36
                                               ----------------

                            Total               $          523
                                               ================



We anticipate that in the normal course of business we will lease additional office space as we open new locations or assume leases associated with any future acquisitions or strategic alliances.

                           ITEM 3 - LEGAL PROCEEDINGS

We are a party to various routine legal proceedings arising out of the ordinary course of our business. We believe that none of these open actions, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

As previously disclosed on Form 8K, in February 2003, AFC and the Bank, settled a lawsuit in the case of Epstein vs. Approved Financial Corp., Approved Federal Savings Bank, et al. The case was filed in the U.S. District Court for the Eastern District of Virginia wherein Plaintiff alleged, among other things, breach of contract, wrongful termination of employment, fraud and civil conspiracy against Approved Federal Savings Bank, the Company and certain current and prior officers and directors (the "Defendants"). The Defendants filed a counterclaim alleging breach of fiduciary duty. The parties entered a settlement agreement by which, without the admission of any liability, the Plaintiff was paid $1,250,000, a portion of which was paid by insurance. A final net settlement expense of approximately $800,000 was recorded in the fourth quarter of 2002. The claim and counterclaim were thereafter dismissed with prejudice.

                    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

None.

                                     PART II

                 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Market Price of and Cash Dividends on the Common Equity

The following table shows the quarterly high, low and closing prices of the common stock of Approved Financial Corp. for 2002, 2001, and 2000.

                                                Stock Prices
                                   High              Low            Close

2002:

Fourth Quarter                $         .17     $        .12     $        .12
Third Quarter                           .20              .14              .17
Second Quarter                          .30              .15              .15
First Quarter                           .35              .13              .25

2001:

Fourth Quarter                $         .50     $        .21     $        .21
Third Quarter                           .47              .25              .35
Second Quarter                          .60              .30              .30
First Quarter                           .50              .40              .47


2000:

Fourth Quarter                $         .69     $       0.31     $       0.31
Third Quarter                          1.00             0.53             0.69
Second Quarter                         1.19             1.00             1.00
First Quarter                          2.25              .69             1.13



We did not pay any cash dividends on our Common Stock in 2002, 2001, and 2000. We intend to retain all of our earnings to finance our operations and do not anticipate paying cash dividends for the foreseeable future. Any decision made by the Board of Directors to declare dividends in the future will depend on our future earnings, regulatory restrictions and capital requirements, financial condition and other factors deemed relevant by the Board.

Absence of Active Public Trading Market and Volatility of Stock Price

Our capital stock is quoted on the OTC Bulletin Board(R) ("OTCBB") under the symbol "APFN." and is subject to many of the provisions of the Sarbanes-Oxley Act of 2002 (the "Act"), including the certification requirements mandated by
Section 302 of the Act. We are required to remain in compliance with these requirements and must remain current in our filings, subject to a 30 or 60 day grace period, with the SEC or applicable regulatory authority, in order to remain eligible for quotation on the OTCBB.

There has been a limited market for the Common Stock. As a result, the prices reported for the Common Stock reflect the relative lack of liquidity and may not be reliable indicators of valuation. There can be no assurance that an active public trading market for the Common Stock will be created in the future. In the event that we enter into a transaction to enhance our capital base, as described under "Business Strategy" section, the transaction structure may result in further restriction or elimination of the liquidity for our stock.

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


Transfer Agent and Registrar

The Transfer Agent for our Common Stock is Wachovia, 230 South Tyron Street, 11th Floor, Charlotte, North Carolina 28288-1153.

Recent Open Market Purchase of Common Stock

No repurchase transactions occurred in 2000, 2001 or 2002.

Recent Unregistered Security Transactions

There were no unregistered stock sales during the years of 2000, 2001 or 2002.

                  ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

You should consider our consolidated financial information set forth below together with the more detailed consolidated financial statements, including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS
Years Ended December 31,

                                          ----------------------------------------------------------------------------------
                                              2002              2001             2000           1999             1998
                                          ----------------------------------------------------------------------------------
Revenue:
   Gain on sale of loans                      $     6,736     $    13,831      $    10,971     $    13,202      $    29,703
   Interest income                                  4,102           5,428            5,191           7,698           10,308
   Gain on sale of securities                           -               -                -               -            1,750
Brokered loan fee income                               15             656            2,399           6,078            4,275
   Other fees and income                            1,495           2,024            2,081           1,756            2,767
                                          ----------------------------------------------------------------------------------
Total revenue                                      12,348          21,939           20,642          28,734           48,803
                                          ----------------------------------------------------------------------------------

Expenses:
  Compensation                                      5,243           9,462           11,477          17,765           23,397
  General and administrative                        6,501           7,664            8,930          14,427           15,306
  Write down of Goodwill                                -             845                -           1,131                -
  Loss on sale/ disposal of
     fixed assets                                       1             162               42             796                -
 Loss on write off of securities                        -               -                -              73                -
 Interest expense                                   2,945           3,853            3,852           4,957            6,252
(Recovery) provision for loan losses                  (60)            873              638           2,041            3,064
 Provision for foreclosed property
    losses                                            384             237              451             215             (168)
                                          ----------------------------------------------------------------------------------
Total expenses                                     15,014          23,096           25,390          41,405           47,851
                                          ----------------------------------------------------------------------------------

(Loss) income before taxes                         (2,666)         (1,157)          (4,748)        (12,671)             952

Income taxes (benefit)                                561           1,483           (1,456)         (4,749)             473
                                          ----------------------------------------------------------------------------------

Net (loss) income                             $    (3,227)    $    (2,640)     $    (3,292)    $    (7,922)     $       479
                                          ==================================================================================

Net (loss) income per share (basic and
 diluted)                                     $      (.59)    $      (.48)     $      (.60)         ($1.45)     $      0.09
                                          ==================================================================================
Cash dividends/share                          $         -     $         -      $         -     $         -      $         -
                                          ==================================================================================
Dividend payout ratio                                   -               -                -               -                -
                                          ==================================================================================
Weighted average number of shares
 outstanding (basic and diluted)                5,482,114       5,452,114        5,482,114       5,482,114        5,511,372

(In thousands, except share and per share data)

APPROVED FINANCIAL CORP.
SELECTED FINANCIAL STATISTICS
(In thousands, except per share data)

                                      2002               2001               2000               1999             1998
SELECTED BALANCES AT YEAR END

Loans held for sale, net           $  36,306           $  47,886          $  22,438         $  62,765        $ 100,820
Loans held for yield, net              6,309              10,348             14,274             4,006            4,224
Securities                               816               1,056              2,847             2,640            3,472
    Total assets                      60,643              78,525             59,819            98,600          136,118
Revolving warehouse loans             10,379               3,280              1,694            17,465           72,546
FDIC-insured deposits                 39,675              62,135             38,358            55,339           29,728
Subordinated debt                      4,601               4,562              4,861             5,081            6,042
    Total liabilities                 58,487              73,142             51,808            87,301          116,851
Shareholders' equity                   2,156               5,383              8,011            11,299           19,267
Loans originated (1)               $ 212,595           $ 377,258          $ 277,169         $ 390,816        $ 522,045
Loans sold                           220,800             334,194            253,158           265,873          389,589
Amount of loans serviced at
  year-end                            43,788              59,811             38,602            69,054          109,500
Loans delinquent 31 days or more
  as percent of loans at year-end       5.47%               4.49%              4.75%             4.50%            5.42%

SELECTED RATIOS

Return on average assets               (4.64%)             (3.49%)            (4.77%)           (8.45%)           0.40%
Return on average
Shareholders' equity                  (85.60%)            (35.30%)           (32.54%)          (49.01%)           1.93%
Shareholders' equity to assets          3.56%               6.86%             13.39%            11.46%           14.15%
Book value per share               $     .39           $     .98          $    1.46         $    2.07        $    3.51

---------------
(1) Includes $1.4 million and $16.9 million retail loans brokered to other lenders in 2002 and 2001 respectively.

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis of the financial condition and results of operations, for the fiscal years ended December 31, 2002, 2001, and 2000 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

General

Approved Financial Corp. is a Virginia-chartered financial institution operating throughout the United States through its wholly owned subsidiary Approved Federal Savings Bank. Our Primary Business is originating, servicing and selling conforming and non-conforming residential mortgage loans secured primarily by first and junior liens on one- to four-family residential properties, primarily owner-occupied. We offer both fixed-rate and adjustable-rate loans for purchase, debt consolidation, home improvements and other purposes serving both conforming and non-conforming borrowers. Through our retail division, we also originate, service and sell traditional conforming mortgage products and government mortgage products such as VA and FHA.

In compliance with regulatory instruction from the OTS, initiatives to enhance our capital base by means of potential private investments into Approved and/or a merger or acquisition transaction are part of our current business strategy. We cannot assure you that we will successfully secure such investors and/or an investment transaction structure suitable for the required OTS approval. Failure to do so may negatively affect our financial and operating condition and invoke additional OTS regulatory action. Our current business strategy is also dependent upon our ability to originate mortgage products that provide economic value. The implementation of our business strategy depends in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain capital investors and other forms of financing on favorable terms and which is suitable to OTS, retain qualified employees to implement our plans, profitably sell our loans on a regular basis and to expand in the face of competition and regulatory restrictions. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which would adversely affect our results of operations and financial condition.

Results of Operations

Results of Operations for the year ended December 31, 2002 compared to the year ended December 31, 2001.

Net Loss

The net loss increased by 22% for 2002 to $3.2 million compared to $2.6 million in 2001. On a per share basis, the net loss in 2002 was $0.59 compared to $.48 for 2001.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for our broker and retail divisions for 2002 and 2001. The retail division originates mortgages that are funded through other lenders ("brokered loans"). Brokered loans consist primarily of non-conforming mortgages that do not meet our underwriting criteria and conforming loans.

                                                                                    Year Ended
                                                                                   December 31,
(dollars in millions)                                                         2002              2001
                                                                         -------------------------------
Dollar Volume of Loans Originated:
          Total Wholesale                                                       $  203.3       $  269.9
          Retail funded through other lenders                                        1.3           16.9
          Retail funded in-house non-conforming                                      1.8           10.7
          Retail funded in-house conforming and government                           6.1           79.8
                                                                         -------------------------------
          Total Retail                                                               9.2          107.4
                                                                         -------------------------------
          Total                                                                 $  212.5       $  377.3
                                                                         ===============================
Number of Loans Originated:
          Total Wholesale                                                          2,027          2,574
          Retail funded through other lenders                                          8            148
          Retail funded in-house non-conforming                                       12            161
          Retail funded in-house conforming and government                            47            575
                                                                         -------------------------------
          Total Retail                                                                67            884
                                                                         -------------------------------
          Total                                                                    2,094          3,458
                                                                         ===============================

The dollar volume of loans, originated in 2002, (including retail loans brokered to other lenders) decreased 43.8% when compared to the same period in 2001. The decrease in loan originations was primarily the result of the decrease in broker-originated loans. During 2000 to 2001 retail loan origination centers decreased from ten locations to one. At December 31, 2002 there was only one active retail loan origination center.

The dollar volume of loans funded in-house decreased by 41.4% during 2002 compared to 2001, primarily due to our initiative to reduce the amount of retail loans brokered to other lenders and the decrease in retail in-house originations. Brokered loans generated by the retail division were $1.3 million during 2002, which was a 92.3% decrease compared to $16.9 million during the same period in 2001.

The volume of loans originated through the Company's wholesale division, which originates loans through referrals from a network of mortgage brokers decreased 24.7% to 203.3 million for the year ended December 31, 2002, compared to $269.9 million for the year ended December 31, 2001. The increase was primarily the result of expansion in the wholesale division and the streamlining of the Company's service to brokers.

The following table summarizes the mortgage loan origination activity, including brokered loans, by state, for the years ended December 31, 2002 and 2001.

Years Ended December 31                                       2002                              2001
(In Thousands)                                     Dollars             Percent         Dollars         Percent
Broker Division
      Florida                                    $  39,049                18.4       $  37,977            10.1
      North Carolina                                28,065                13.2          26,023             6.9
      Pennsylvania                                  26,663                12.5          24,477             6.5
      California                                    25,956                12.2          88,447            23.4
      Ohio                                          23,528                11.1          15,181             4.0
      Maryland                                      22,638                10.7          26,703             7.1
      Virginia                                      20,628                 9.7          31,440             8.3
      Michigan                                       6,633                 3.1               -               -
      South Carolina                                 4,170                 2.0           5,553             1.5
      Georgia                                        2,820                 1.3          10,920             2.9
      Tennessee                                      2,152                 1.0           3,156              .8
      Indiana                                          842                 0.4               -               -
      Iowa                                             215                 0.1               -               -
                                          -----------------   -----------------  --------------  --------------
      Total Broker Division                      $ 203,359                95.7%      $ 269,877            71.5%
                                          =================   =================  ==============  ==============
Retail Division:
      Virginia                                   $   9,200                 4.3       $  23,600              6.3
      New Jersey                                         -                   -          50,905             13.5
      Georgia                                            -                   -          12,901              3.4
      Maryland                                           -                   -           6,731              1.8
      South Carolina                                     -                   -           5,004              1.3
      Michigan                                           -                   -           4,124              1.1
      Ohio                                               -                   -             954              0.3
      North Carolina                                     -                   -           1,058              0.3
      Florida                                            -                   -           1,146              0.3
      Pennsylvania                                       -                   -             958              0.2
                                          -----------------   -----------------  --------------  ---------------
      Total Retail Division                      $   9,200                 4.3%      $ 107,381             28.5%
                                          =================   =================  ==============  ===============
Total Originations:
      Florida                                       39,049                18.4       $  39,123             10.4
      Virginia                                      29,828                14.0          55,040             14.6
      North Carolina                                28,065                13.2          27,081              7.2
      Pennsylvania                                  26,663                12.5          25,435              6.7
      California                                    25,956                12.2          88,447             23.4
      Ohio                                          23,528                11.1          16,135              4.3
      Maryland                                      22,638                10.7          33,434              8.9
      Michigan                                       6,633                 3.1           4,124              1.1
      South Carolina                                 4,170                 2.0          10,557              2.8
      Georgia                                        2,820                 1.3          23,821              6.3
      Tennessee                                      2,152                 1.0           3,156              0.8
      Indiana                                          842                 0.4               -                -
      Iowa                                             215                 0.1               -                -
      New Jersey                                         -                   -          50,905             13.5
                                          -----------------   -----------------  --------------  ---------------
Total Originations                               $ 212,559                 100%      $ 377,258              100%
                                          =================   =================  ==============  ===============

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

Nonconforming loan sales including discounted loan sales totaled $212.4 million for the year ended December 31, 2002, compared to $252.8 million for the same period in 2001.

Nonconforming loan sales excluding discounted loan sales totaled $203.5 million for the year ended December 31, 2002, compared to $247.7 million for the same period in 2001, and earned an average weighted premium of 3.2% and 4%, respectively.

For the year ended December 31, 2002, the Company sold $8.9 million of loans, at a weighted average discount to par value of 3.2%. For the year ended December 31, 2001, the Company sold $5.1 million of loans at a weighted average discount to par value of 5.0%. All discounted loan sales for the year 2002 were from Held for Sale portfolio and the majority of discounted loan sales in 2001 were from Held for Sale with a significantly smaller amount from held for yield.

Conforming and government loan sales totaled $8.4 million for the year ended December 31, 2002, compared to $81.2 million for the year ended December 31, 2001 and earned a weighted-average premium of 1.9% compared to 1.6%, respectively.

Total loan sales were $220.8 million for the year ended December 31, 2002 compared to total loan sales of $339.1 for 2001

The total gain on sale of loans was $6.7 million at December 31, 2002 compared with $13.8 million for the same period in 2001. The decrease in the combined gain on sale of loans was primarily the result of a decrease in the amount of loans sold. For the year ended December 31, 2002, approximately 96% of loans sold (conforming & non-conforming) were originated by the wholesale division, compared to 72% for the year ended December 31, 2001. Gain on the sale of mortgage loans represented 54.5% of total revenue for the year ended December 31, 2002, compared to 63.0%
of total revenue for the same period in 2001. This was primarily a result of the lower total dollar volume of loans sold.

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

The increase in non-conforming loan sale premiums due to this rebalancing in the marketplace was partially offset in 2001 and 2002 due to a shift in our loan origination volume to higher credit grade loans and the associated decrease in the Weighted Average Coupon ("WAC") on higher grade mortgages. These premiums do not include loan origination fees collected at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

We defer recognizing income from the loan origination fees we receive at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from our retail lending division. Origination fee income included in the gain on sale of loans for the year ended December 31, 2002 was $0.5 million, compared to $2.8 million for the year ended December 31, 2001. The decrease is the result of a decrease in the volume of loans sold, which were generated by our retail division. Our non-conforming retail loan sales for the year ended December 31, 2002 comprised 1% of total non-conforming loan sales, with average loan origination fee income earned of 0.2%. For the year ended December 31, 2001, non-conforming retail loan sales were 13% of total non-conforming loan sales with average origination fee income of 2.9%. Average origination fee income from conforming and government loans was 1.27% for the year ended December 31, 2002 compared to 2.26% for the year ended December 31, 2001. Costs associated with selling loans were approximately 5 basis points for the year ended December 31, 2002 compared to 5 basis points for the year ended December 31, 2001.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold. Average services rendered fees paid on mortgage broker referral originations for the year ended December 31, 2002 was 20 basis points compared to 50 basis points for the year ended December 31, 2001.


Interest Income and Expense

Interest income for the year ended December 31, 2002 was $4.1 million compared with $5.4 million for the same period ended in 2001. The decrease in interest income for the year ended December 31, 2002 was primarily due to a lower average balance of loans held for sale.

Interest expense for the year ended December 31, 2002 was $2.9 million compared with $3.9 million for the year ended December 31, 2001. The decrease was due to the decrease in the FDIC-Insured Certificates held of $37.8 million compared to $59.9 million at December 31, 2002 and 2001, respectively.

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

The following tables reflect the average yields earned and rates paid during 2002 and 2001. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

                                                                2002                                       2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                             Average                                     Average
                                                                                %                                           %
                                              Average                         Yield/     Average                          Yield/
(In thousands)                                Balance         Interest         Rate      Balance         Interest          Rate
                                             ------------------------------------------------------------------------------------
Interest-earning assets:
     Loan receivable (1)                     $     40,827     $   3,805         9.32   $     51,188     $     5,095         9.95
     Cash and other interest-
         Earning assets                            23,047           297         1.29         14,263             333         2.33
                                             -----------------------------------------------------------------------------------
                                                   63,874          4,102         6.42         65,451           5,428         8.29
                                                              ----------------------                    ------------------------
Non-interest-earning assets:
Allowance for loan losses                          (1,338)                                   (1,245)
Investments                                           995                                         -
Premises and equipment, net                         3,507                                     4,768
Other                                               3,226                                     6,770
                                             ------------                              ------------
     Total assets                            $     70,264                              $     75,744
                                             ============                              ============
Interest-bearing liabilities:
     Revolving warehouse lines               $      8,183           514         6.28   $      5,838             318         5.45
     FDIC-insured deposits                         50,622         1,845         3.64         52,585           2,877         5.47
     Other interest-bearing liabilities             6,346           586         9.24          6,955             658         9.46
                                             -----------------------------------------------------------------------------------
                                                   65,151         2,945         4.52         65,378           3,853         5.89
                                                              ----------------------                    ------------------------
Non-interest-bearing liabilities                    1,772                                     2,888
                                             ------------                              ------------
     Total liabilities                             66,923                                    68,266
Shareholders' equity                                3,341                                     7,478
                                             ------------                              ------------
     Total liabilities and equity            $     70,264                              $     75,744
                                             ============                              ============
Average dollar difference between
Interest-earning assets and interest-
    Bearing liabilities
                                             $     (1,277)                             $         73
                                             ============                              ============
Net interest income                                           $   1,157                                 $     1,575
                                                              =========                                 ===========
Interest rate spread (2)                                                        1.90                                        2.40
                                                                          ==========                                  ==========
Net annualized yield on average
Interest-earning assets                                                         1.81                                        2.41
                                                                          ==========                                  ==========

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the year ended December 31, 2002 compared to the year ended December 31, 2001. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $418,000 in net interest income for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily the result of a decrease in the average balance of interest-earning assets.

($ In thousands)

                                                    2002 Versus 2001

                                           Increase    (Decrease)    due to:
                                            Volume        Rate        Total
                                          -----------  ----------   ----------
Interest-earning assets:
  Loans receivable                              (981)       (309)       (1,290)
  Cash and other interest-
      earning assets                            (132)         96           (36)
                                          ----------   ---------    ----------
                                              (1,113)       (213)       (1,326)
                                          ----------   ---------    ----------

Interest-bearing liabilities:
  Revolving warehouse lines                      142          54           196
  FDIC-insured deposits                         (104)       (928)       (1,032)
  Other interest-
     bearing liabilities                         (57)        (15)          (72)
                                          ----------   ---------    ----------
                                                 (19)       (889)         (908)
                                          ----------   ---------    ----------

Net interest income (expense)                 (1,094)        676          (418)
                                          ==========   =========    ==========

Broker Fee Income

We derive income from origination fees earned on brokered loans generated by our retail offices. For the year ended December 31, 2002, broker fee income totaled $15,000 compared to $649,000 for the same period in 2001. The decrease was primarily the result of our initiatives to fund more retail loans in-house.

Other Income

In addition to net interest income (expense), and gain on sale of loans, and broker fee income, we derive income from other fees earned on the loans funded such as underwriting fees, prepayment penalties, and late charge fees for delinquent loan payments. Revenues associated with the financial products marketed by

Approved Financial Solutions are also recorded in other income. For the year ended December 31, 2002, other income totaled $1.5 million compared to $2.0 million for the same period in 2001. The level of other income was affected by a reduction in the retail division, which marketed the financial products offered by AFS, and the increase in wholesale originations, which earn underwriting fees.

Comprehensive Income/Loss

For the year ended December 31, 2002 and 2001 we had other comprehensive income of $0 and $12,000, respectively, in the form of unrealized holding gains/losses on an Asset Management Fund investment.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $4.2 million to $5.2 million for the year, ended December 31, 2002 from 2001. The decrease was directly attributable to a decrease in the number of employees, related to our productivity enhancement and cost cutting initiatives. For the year ended December 31, 2002, salary expense decreased by $2.5 million when compared to the same period in 2001. For the year ended December 31, 2002 the commissions to loan officers decreased by $1.2 million when compared to the same period ended December 31, 2001. The decrease was primarily due to a lower loan volume. Payroll taxes and related benefits decreased by $.50 million for the year ended December 31, 2002 when compared to the same period in 2001. As of December 31, 2002, the number of full time equivalent employees was 77 compared to 101 as of December 31, 2001.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as advertising, rent, postage, printing, general insurance, travel & entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the year ended December 31, 2002 decreased by $0.6 million to $5.3 million, compared to the year ended December 31, 2001. The decrease was the result of a reduction in retail marketing expenses, a decline in our employee count, and our continued cost cutting efforts.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, and payment of fees to mortgage brokers, for services rendered on loan originations, and verification of mortgages. Loan production expenses for the year ended December 31, 2002 were $1.2 million compared to $1.8 million for the year ended December 31, 2001. The decrease was primarily the result of the decreased origination volume in the wholesale broker division.




Provision for Loan Losses - Held for Yield ("HFY") Loans

The following table presents the activity in the allowance for loan losses for HFY loans which includes general and specific allowances and selected loan loss data for the year ended December 31, 2002 and 2001.

(In thousands)

                                                           2002       2001
Balance at beginning of year                             $   880    $  1,479
Provision charged to expense                                (292)         91
Loans charged off                                           (258)       (746)
Recoveries of loans previously charged off                   189          56
                                                         -------    --------

* Balance at end of period                               $   519    $    880
                                                         =======    ========

HFY loans receivable at December 31, 2002 and 2001,
gross of allowance for losses and deferred fees            6,932      11,378


Ratio of allowance for loan losses to gross
HFY loans receivable at the end of periods                  7.49%       7.73%

The provision for loan losses was a reduction of $292,000 for the year ended December 31, 2002 compared to expense of $91,000 for the year ended December 31, 2001. The provision for loan losses is based on management's assessment of the loan loss risk for the associated loans. For the year ended December 31, 2002, the net decrease in the allowance for loan losses was primarily due to the reduction in the principal amount of loans held for yield. The valuation allowance provisions for loans held for yield are established at levels that we consider adequate to cover future loan losses relative to the composition of the current portfolio of loans. We consider characteristics of our current loan portfolio such loan to value ratio, combined loan to value ratio, estimated net realizable value of loans, and the portfolio's delinquency and loss history and current status in the determination of an appropriate allowance. Other criteria such as covenants associated with our credit facilities, trends in the demand for and pricing for loans sold in the secondary market for similar mortgage loans and general economic conditions, including interest rates, are also considered when establishing the allowance.

Allowance for Loan Loss (ALL)-  Reserve Methodology

The percentage described below related to general allowance for loan and lease loss are based on secondary marketing management opinion as to risk levels of the loans, review of secondary market pricing for sales of loans with similar characteristics and OTS regulatory guidance.

Loans Current to 90 Days Delinquent:

First Mortgage Lien Position- General ALL reserve of 5.0% of the outstanding balance of loans. Subordinate Lien Position - General ALL reserve of 10.0% of the outstanding balance of loans Loans 91 to 120 Days Delinquent: First Mortgage Lien Position - General ALL reserve of 10.0% of the outstanding balance of loans. Subordinate Lien Position - Outstanding balance is charged off at 91 days absent specific information indicating an estimated recoverable loan balance.

Loans over 120 Days Delinquent:

First Mortgage Lien Position - Specific Reserve equal to the outstanding loan balance less a current assessment of the "net realizable value" of the loan. General Reserve equal to the outstanding balance of loans in this category less the Specific Reserve times 10.0%. Specific Reserves on loans that had been 120+ days delinquent should remain until the borrower has shown a renewed willingness and ability to repay the loan. The borrower should have made at least three consecutive minimum monthly payments or the equivalent cumulative amount prior to reversal of the specific reserve.

Adjustments to the reserve for loan losses may be made in future periods due to changes that may affect anticipated loss levels in the future.

                                                                                   % of
HFY - Allowance for Loan Loss Summary 12/31/2002                      Balance     Balance     Allowance
------------------------------------------------
HFY 1st Mortgage Lien (Current to 90 Days Late)                 (G)   5,228,555       5.0%      261,428
HFY Subordinate Mortgage Lien (Current to 90 Days Late)         (G)     987,423      10.0%       98,742
HFY 1st Mortgage Lien (91 to 120 Days Late)                     (S)      76,411      8.22%        6,280
HFY 1st Mortgage Lien (121+ Days Late)                          (S)     635,361      15.7%       99,476
HFY 1st Mortgage Lien (121+ Days Late)                          (G)     535,886      10.0%       53,589
HFY 1st Mortgage Lien (With Prior Reserve)                      (S)           -       0.0%            -
Other Loans                                                               4,119       0.0%            -
--------------------------------------------------------------------------------------------------------
Total                                                                 6,931,869       7.5%      519,515

                                                                                    % of
HFY - Allowance for Loan Loss Summary 12/31/2001                     Balance       Balance     Allowance
------------------------------------------------
HFY 1st Mortgage Lien (Current to 90 Days Late)                 (G)   8,222,942       5.0%      411,147
HFY Subordinate Mortgage Lien (Current to 90 Days Late)         (G)   1,560,501      10.0%      156,050
HFY 1st Mortgage Lien (91 to 120 Days Late)                     (S)      75,569      10.0%        7,557

HFY 1st Mortgage Lien (121+ Days Late)           (S)             1,314,046        10.4%             136,661
HFY 1st Mortgage Lien (121+ Days Late)           (G)             1,177,744        10.0%             117,774
HFY 1st Mortgage Lien (With Prior Reserve)       (S)               174,803      28.796%              50,337
Other Loans                                                         29,989         0.0%                   -
------------------------------------------------------------------------------------------------------------
Total                                                           11,377,850         7.7%             879,526

          Provision for Valuation Allowance - Held For Sale ("HFS") Loans:

          As of each financial reporting date, management evaluates and reports all held for sale loans at the lower of cost or market value. Any decline in value, including those attributable to credit quality, are accounted for as a charge to provision for valuation allowance for held-for-sale loans, not as adjustments to the ALLL. Such provision is charged against income and the amount of valuation allowance is included on the balance sheet with mortgage loans held for sale, net. Valuation allowances are based on managements opinion as to risk levels of the loans, review of secondary market pricing for sales of loans with similar characteristics, OTS regulatory guidance, the lien position and age of the loan as well as special circumstances known to management that merit a valuation allowance. Loans held 90 days or less, which do not fall into a special circumstance category, are carried at cost. Loans held over 90 days carry a general valuation allowance based on the lien position of the loan. This percentage of the general valuation allowance is based on loan sale pricing of loan pools with similar characteristics of the current HFS portfolio. A specific valuation allowance equal to the estimated net realizable value of a loan is carried on all loans considered to be special circumstance, which is in addition to any general valuation allowance. The net realizable value represents the most recent appraised value of the underlying property less estimated cost to liquidate. The difference in the principal value of the loan and the net realizable value is recorded as a valuation allowance. (See also Footnote no. 3 to Audited Consolidated Financial Statements.)

          ------------------------------------------------------------------------------------------------------------
          HFS - Valuation Allowance ("VA")Summary                                        As of December 31, 2002
          ------------------------------------------------------------------------------------------------------------
          CATEGORY                                                            $ Loans in Category   % VA         $ VA
          ------------------------------------------------------------------------------------------------------------
          HFS (Non-Conforming) * 90 Days Old                                        31,599,830       0.0%           0
          ------------------------------------------------------------------------------------------------------------
          HFS (Conforming) * 90 Days Old                                               358,496       0.0%           0
          ------------------------------------------------------------------------------------------------------------
          HFS (Special Circumstances)                                                1,019,768      20.5%     208,516
          ------------------------------------------------------------------------------------------------------------
          HFS (Non-Conforming) 1st Mortgage Lien ** 90 Days Old                      3,509,348       5.5%     193,014
          ------------------------------------------------------------------------------------------------------------
          HFS (Non-Conforming) Subordinate Mortgage                                  1,295,760      20.0%     259,152
          ------------------------------------------------------------------------------------------------------------

70

*  means less than
** means more than

--------------------------------------------------------------------------------------------------------------------------
Lien ** 90 Days Old
--------------------------------------------------------------------------------------------------------------------------
HFS (Conforming) 1st Mortgage Lien ** 90 Days Old                                        96,460       0.0%              0
--------------------------------------------------------------------------------------------------------------------------
HFS (Conforming) Subordinate Mortgage Lien ** 90 Days Old                                     0       0.0%              0
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
               Total Held For Sale - Valuation Allowance                             36,859,894       1.8%        660,682
--------------------------------------------------------------------------------------------------------------------------

                     See Footnote 3 pg 71 for valuation allowance activity table.

--------------------------------------------------------------------------------------------------------------------------
HFS - Valuation Allowance ("VA")Summary                                                     As of December 31, 2001
--------------------------------------------------------------------------------------------------------------------------
CATEGORY                                                                              $ Loans in     % VA            $ VA
                                                                                      Category
--------------------------------------------------------------------------------------------------------------------------
HFS (Non-Conforming) * 90 Days Old                                                   37,998,779       0.0%              0
--------------------------------------------------------------------------------------------------------------------------
HFS (Conforming) * 90 Days Old                                                        3,097,845       0.0%              0
--------------------------------------------------------------------------------------------------------------------------
HFS (Special Circumstances)                                                             811,069       4.3%         35,274
--------------------------------------------------------------------------------------------------------------------------
HFS (Non-Conforming) 1st Mortgage Lien ** 90 Days Old                                 5,644,605       5.5%        310,453
--------------------------------------------------------------------------------------------------------------------------
HFS (Non-Conforming) Subordinate Mortgage Lien ** 90 Days Old                         1,357,394      20.0%        271,479
--------------------------------------------------------------------------------------------------------------------------
HFS (Conforming) 1st Mortgage Lien ** 90 Days Old                                       288,244       0.0%              0
--------------------------------------------------------------------------------------------------------------------------
HFS (Conforming) Subordinate Mortgage Lien ** 90 Days Old                                76,399       0.0%              0
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
               Total Held For Sale - Valuation Allowance                             48,463,266       1.3%        617,206
--------------------------------------------------------------------------------------------------------------------------

*   means less than
**  means more than

Provision for Foreclosed Property Losses

The provision for foreclosed property losses was $384,000 for the year ended December 31, 2002 compared to $237,000 for the year ended December 31, 2001. The allowance for REO losses increased for the year ended December 31, 2002, compared to December 31, 2001 primarily due to the decrease in the estimated net realizable value of the loans. The allowance was established such that the book value of the asset reflects the estimated net realizable value of the underlying property.

Sales of real estate owned yielded net losses of $305,000 for the year ended December 31, 2002 versus $500,000 for the year ended December 31, 2001.

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the year ended December 31, 2002 and 2001:

(In thousands)

                                                                   2002                2001
                                                            -----------------    -----------------
Balance at beginning of year                                     $       113          $       377
Provision charged to expense                                             384                  236
Loss on sale of foreclosures                                            (305)                (500)
                                                            -----------------    -----------------

Balance at end of period                                         $       192          $       113
                                                            =================    =================

Real estate owned at the end of period, gross
      of allowance for losses                                    $       636          $       702

Ratio of allowance for foreclosed property losses
      to gross real estate owned at the end of period                  30.19%               16.10%

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

                                                                         Year Ended
                                                                        December 31,
(dollars in millions)                                              2001              2000
                                                             ----------------------------------
Dollar Volume of Loans Originated:
         Total Wholesale                                          $    269.9        $    135.0
                                                             ----------------------------------
Retail funded through other lenders                                     16.9              47.6
Retail funded in-house non-conforming                                   10.7              47.9
Retail funded in-house conforming and government                        79.8              46.7
                                                             ----------------------------------
         Total Retail                                                  107.4             142.2
                                                             ----------------------------------
          Total                                                   $    377.3        $    277.2
                                                             ==================================

Number of Loans Originated:
          Total Wholesale                                              2,574             1,846
Retail funded through other lenders                                      148               682
Retail funded in-house non-conforming                                    161               714
Retail funded in-house conforming and government                         575               448
                                                             ----------------------------------
         Total Retail                                                    884             1,844
                                                             ----------------------------------

         Total                                                         3,458             3,690
                                                             ==================================

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

Years Ended
December 31                                    2001                                  2000
                                  --------------------------------    -----------------------------------
        (In thousands)               Dollars           Percent            Dollars             Percent

                                  --------------    --------------    ----------------      -------------
Broker Division
        California                     $ 88,447              23.4            $  5,041                1.8
        Florida                          37,977              10.1              37,032               13.4
        Virginia                         31,440               8.3              21,858                7.9
        Maryland                         26,703               7.1              14,375                5.2
        North Carolina                   26,023               6.9              23,172                8.4
        Pennsylvania                     24,477               6.5              18,566                6.7
        Ohio                             15,181               4.0               7,613                2.7
        Georgia                          10,920               2.9               6,483                2.3
        South Carolina                    5,553               1.5                 854                 .3
        Tennessee                         3,156                .8                   0                  0
                                  --------------    --------------    ----------------      -------------
        Total Broker Division          $269,877              71.5%           $134,994               48.7%
                                  ==============    ==============    ================      =============
Retail Division:
        New Jersey                     $ 50,905              13.5            $ 25,541                9.2
        Virginia                         23,600               6.3              18,470                6.7
        Georgia                          12,901               3.4              10,842                4.0
        Maryland                          6,731               1.8              29,203               10.5
        South Carolina                    5,004               1.3              14,755                5.3
        Michigan                          4,124               1.1              19,303                6.9
        Ohio                                954               0.3              15,857                5.8
        North Carolina                    1,058               0.3                   0                0.0
        Florida                           1,146               0.3                   0                0.0
        Pennsylvania                        958               0.2                   0                0.0
        Colorado                              -               0.0               8,203                2.9
                                  --------------    --------------    ----------------      -------------
        Total Retail Division          $107,381              28.5%           $142,174               51.3%
                                  ==============    ==============    ================      =============
Total Originations:
        California                     $ 88,447              23.4            $  5,041               1.8
        Virginia                         55,040              14.6              40,328              14.6
        New Jersey                       50,905              13.5              25,541               9.2
        Florida                          39,123              10.4              37,032              13.4
        Maryland                         33,434               8.9              43,578              15.7
        North Carolina                   27,081               7.2              23,172               8.4
        Pennsylvania                     25,435               6.7              18,566               6.7
        Georgia                          23,821               6.3              17,325               6.3
        Ohio                             16,135               4.3              23,470               8.5
        South Carolina                   10,557               2.8              15,609               5.6
        Michigan                          4,124               1.1              19,303               6.9
        Tennessee                         3,156                .8                   0                 0
        Colorado                              -               0.0               8,203               2.9
                                  --------------    --------------    ----------------      ------------
        Total Originations             $377,258             100.0%           $277,168              100.0%
                                  ==============    ==============    ================      =============


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

Nonconforming loan sales totaled $252.8 million including loans sold at a discount to par value ("discounted loan sales") for the year ended December 31, 2001, compared to $208.2 million for the same period in 2000.

For the year ended December 31, 2001, discounted loan sales consisted of $5.1 million, at a weighted average discount to par value of 5.0%. The loss was fully reserved for in prior periods. For the year ended December 31, 2000, discounted loan sales consisted of $3.6 million, at a weighted average discount to par value of 15.9%.

Conforming and government loan sales were $81.2 million for year ended December 31, 2001, compared to $44.9 million for the year ended December 31, 2000.

The combined gain on the sale of loans was $13.8 million for the year ended December 31, 2001, which compares with $11.0 million for the same period in 2000. The increase in the combined gain on sale of loans was primarily the result of an increase in the amount of loans sold. For the year ended December 31, 2001, approximately 87% of loans sold (conforming & non-conforming) were originated by the wholesale division, compared to 45% for the year ended December 31, 2000. Gain on the sale of mortgage loans represented 63.0% of total revenue for the year ended December 31, 2001, compared to 53.1 % of total revenue for the same period in 2000. This was primarily a result of our initiative to decrease the level of retail loans funded by other lenders, revenues from which are reported in other income, and to increase the percentage of originations funded in-house, revenues from which are reported in gain on sale of loans.

The weighted-average premium, realized on non-conforming loan sales was 4.0% (excluding discounted loan sales), during the year ended December 31, 2001, compared to 3.14% for the same period in 2000. The weighted-average premium realized on its conforming and government loans sales was 1.6% during the year ended December 31, 2001, compared to 1.37% for the year ended December 31, 2000.

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

Interest Income and Expense

Interest income for the year ended December 31, 2001 was $5.4 million compared with $5.2 million for the same period ended in 2000. The increase in interest income for the year ended December 31, 2001 was primarily due to a higher average balance of loans held for sale and was partially offset by a reduction in the weighted average coupon related to these loans due to an increase in credit grade of loans and an increase in adjustable rate mortgage loans.

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

(In thousands)                                     2001                                     2000
                                  --------------------------------------------------------------------------------
                                    Average                   Average %      Average                    Average %
                                    Balance      Interest     Yield/Rate     Balance      Interest     Yield/Rate
                                  -----------  ------------  ------------  -----------  ------------  ------------
Interest-earning assets:
  Loan receivable (1)                 $51,188       $ 5,095          9.95      $42,978       $ 4,568         10.63
  Cash and other interest-
   Earning assets                      14,263           333          2.33       12,512           623          4.98
                                  -----------  ------------  ------------  -----------  ------------  ------------
                                       65,451         5,428          8.29       55,490         5,191          9.35
                                               ------------  ------------               ------------  ------------
Non-interest-earning assets:
  Allowance for loan losses            (1,245)                                  (1,203)
  Premises and equipment, net           4,768                                    5,763
  Other                                 6,770                                    8,975
                                  -----------                              -----------
     Total assets                     $75,744                                  $69,025
                                  ===========                              ===========

Interest-bearing liabilities:
  Revolving warehouse lines           $ 5,838           318          5.45      $ 4,234           294          6.94
  FDIC - insured deposits              52,585         2,877          5.47       44,782         2,773          6.19
  Other interest-bearing
   Liabilities                          6,955           658          9.46        8,074           785          9.72
                                  -----------  ------------  ------------  -----------  ------------  ------------
                                       65,378         3,853          5.89       57,090         3,852          6.75
                                               ------------  ------------               ------------  ------------
Non-interest-bearing
 liabilities                            2,888                                    1,818
                                  -----------                              -----------
    Total Liabilities                  68,266                                   58,908

Shareholders' equity                    7,478                                   10,117
                                  -----------                              -----------

Total liabilities and equity          $75,744                                  $69,025
                                  ===========                              ===========
Average dollar difference
 between Interest-earning
 assets and interest-bearing
 liabilities                          $    73                                  $(1,600)
                                  ===========                              ===========
Net interest income                                 $ 1,575                                  $ 1,339
                                               ============                             ============
Interest rate spread (2)                                             2.40                                     2.60
                                                             ============                             ============


Net annualized yield on average   -----------                              -----------
 Interest-earning assets                 2.41                                     2.41
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

($ In thousands)

                                                  2001 Versus 2000

                                            Increase (Decrease) due to:
                                        Volume           Rate           Total
                                     ------------     -----------    -----------

Interest-earning assets:
  Loans receivable                           789           (262)            527
  Cash and other interest-
    earning assets                           104           (394)           (290)
                                     ------------     -----------    -----------
                                             893           (656)            237
                                     ------------     -----------    -----------

Interest-bearing liabilities:
  Revolving warehouse lines                   56            (32)             24
  FDIC-insured deposits                      313           (209)            104
  Other interest-
    bearing liabilities                     (106)           (21)           (127)
                                     ------------     -----------    -----------
                                             263           (262)              1
                                     ------------     -----------    -----------

Net interest income (expense)                630           (394)            236
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

Provision for Loan Losses

The following table presents the activity in the allowance for loan losses for HFY loans which includes general and specific allowances and selected loan loss data for the year ended December 31, 2001 and the allowance for loan losses for HFY and HFS loans for the year ended December 31, 2000:

(In thousands)

                                                    2001            2000

Balance at beginning of year                       $   1,479       $   1,382
Provision charged to expense                              91             639
Loans charged off                                       (746)         (1,086)
Recoveries of loans previously charged off                56             544
                                                ------------    ------------

* Balance at end of period                         $     880       $   1,479
                                                ============    ============
HFS loans receivable at December 31, 2001,
gross of valuation allowance and deferred          $  48,464       $  30,685
fees
HFY loans receivable at December 31, 2001,
gross of allowance for losses and deferred
fees                                                  11,347           7,917
HFS and HFY Loans receivable at the end of
period, gross of allowance for losses              $  59,811       $  38,602

Ratio of allowance for loan losses to gross
loans receivable at the end of periods                  1.47%           3.83%

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

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the year ended December 31, 2001 and 2000:

(In thousands)

                                                                     2001               2000
                                                              -----------------    ----------------
Balance at beginning of year                                        $      377          $      718
Provision charged to expense                                               236                 451
Loss on sale of foreclosures                                              (500)               (792)
                                                              -----------------    ----------------

Balance at end of period                                            $      113          $      377
                                                              =================    ================

Real estate owned at the end of period, gross
      of allowance for losses                                       $      702          $    1,528

Ratio of allowance for foreclosed property losses
      to gross real estate owned at the end of period                    16.10%              24.67%

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

Financial Condition at December 31, 2002 and 2001

Assets

The total assets were $60.6 million at December 31, 2002 compared to total assets of $78.5 million at December 31, 2001.

Cash and cash equivalents decreased by $0.1 million to $11.5 million at December 31, 2002, from $11.6 million at December 31, 2001.

Net mortgage loans receivable decreased by $15.6 million to $42.6 million at December 31, 2002. The 36.7% decrease in 2002 is primarily due to a decrease in the dollar amount of new loan originations held for sale, loan sales exceeding total loan originations in 2002, no new loans were originated for the held for yield ("HFY") portfolio and the customary principal runoff from loan pay off, loan payments and loan foreclosure activity in the existing HFY portfolio as of December 2001.

The table below illustrates origination volume for the forth quarter of 2002 and 2001.

Fourth Quarter Loan Origination Volume (in thousands)
                                                         -----------------------
Division                                                    4Q - 02      4Q - 01
                                                         -----------------------
        Wholesale - Western United States                       3.6         16.0
                                                         -----------------------
        Wholesale - Eastern and Central United States          55.4         52.9
                                                         -----------------------
        Retail *                                                1.8         10.6
                                                         -----------------------
        TOTAL                                            $     60.8   $     79.5
                                                         -----------------------
        * Number of retail Offices at 12-31                       1            1

Real estate owned ("REO") decreased by $145,000 to $444,000 at December 31, 2002. The 24.6% decrease in REO resulted from the sale of $1.8 million in REO properties compared to additions of $1.7 million to REO offset by a net increase to the allowance of $78,000 during the twelve months ended December 31, 2002.

Investments decreased by $0.2 million to $0.8 million at December 31, 2002. Investments consist of FHLB stock owned by the Bank. The 22.7% decrease in investments in 2002 is due to the decrease of shares of FHLB stock owned by the bank.

Premises and equipment decreased by $0.6 million to $3.2 million at December 31, 2002. The decrease is due to the depreciation of current assets and the sale or charge off of equipment from closed operations for the year ended December 31, 2002.

Goodwill (net) totaled $71,000 at December 31, 2002 and 2001.

Income tax receivable increased by $1.0 million to 1.2 million at December 31, 2002. The increase represents Federal income taxes to be refunded to the Company.

The deferred tax asset decreased by $1.6 million and is fully reserved at December 31, 2002.

The write down of the deferred tax asset by means of an increase in a related valuation allowance in the first quarter of 2002 was based on management's estimates and projections for the remainder of 2002 at that time. The write down of the deferred tax asset by means of an increase in a related valuation allowance recorded in the second quarter of 2002 was primarily a reduction in managements expectations for loan origination activity for the remainder of 2002, primarily due to the closure of a wholesale loan origination division required under contractual obligations with its prior manager. This reduction in projected loan volume reduced management's projected financial results. The current income tax benefit recorded in the third quarter was the result of conversations with our tax advisers related to a revised Federal tax law, enacted in 2002, whereby, in 2002 a company that experiences tax losses can carry the loss back up to five years to obtain a current tax refund. In the third quarter of 2002, the company estimated, based on projections of 2002 tax losses, that it should be able to obtain a minimum tax refund from 1997 of approximately $500,000. Based on final year-end tax computations, a refund of approximately $1 million was calculated and a benefit for this amount was recorded.

Other assets decreased by $584,000 to $770,000 at December 31, 2002. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets. The majority of the decrease was due to collections of some receivables.

Liabilities

Outstanding balances for our revolving warehouse loans increased by $7.1 million to $10.4 million at December 31, 2002. The increase in 2002 was primarily attributable to the increase in the use of the line of credit.

The Bank's deposits totaled $37.8 million at December 31, 2002 compared to $59.9 million at December 31, 2001. Of the certificate accounts on hand as of December 31, 2002, a total of $37.0 million is scheduled to mature in the twelve-month period ending December 31, 2002.

Through an arrangement with a local NASD broker/dealer we held $1.8 million and $2.2 million in FDIC insured money market deposits as of December 31, 2002 and December 31, 2001, respectively.

Promissory notes and certificates of indebtedness totaled $4.6 million at December 31, 2002 compared to $4.6 million at December 31, 2001. There was no change in the total at December 31, 2002 compared to 2001. During the years of 2002 and 2001, we were not soliciting new promissory notes or certificates of indebtedness. We have utilized promissory notes and certificates of indebtedness, which are subordinated to our warehouse lines of credit, to help fund its operations since 1984. Promissory notes outstanding carry terms of one to three years and interest rates between 5% and 10%, with a weighted-average rate of 7.48% at December 31, 2002. Certificates of indebtedness are uninsured deposits authorized for financial institutions, which have Virginia industrial loan association charters. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.00%, with a weighted-average rate of 9.76% at December 31, 2002.

Mortgage loans payable totaled $1.68 million at December 31, 2002 compared to $1.75 million at December 31, 2001. The decrease is attributable to the normal principal payments on the mortgage held on the company's corporate headquarters building.

Accrued and other liabilities were $2.2 million at December 31, 2002 compared to $1.4 million at December 31, 2001. The increase of $0.7 million was primarily attributable to the increase in accrued expenses for 2002. This category includes accounts payable, accrued interest payable, deferred income, accrued bonuses, and other payables.

Shareholders' Equity

Total shareholders' equity at December 31, 2002 was $2.2 million compared to $5.4 million at December 31, 2001. The $3.2 million decrease in 2002 was due primarily to the loss for the twelve months ended December 31, 2002.

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

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to our ability to continue to originate loans. We have in certain prior periods experienced negative cash flow from operations. This was due to the timing of cash used to fund new loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 45 days after proceeds are used to fund the loan. For the twelve months ended December 31, 2002, we had positive cash flow from operating activities of $13.4 million. For the twelve months ended December 31, 2001, we had negative cash flow from operations of $21.4 million.

We finance our operating cash requirements primarily through warehouse and other credit facilities, and the issuance of other debt. For the twelve months ended December 31, 2002, we decreased debt from financing activities of $15.4 million, this was primarily the result of decrease in certificates of deposits. For the twelve months ended December 31, 2001, we increased debt from financing activities of $21.2 million.

Our borrowings (revolving warehouse and other credit facilities, FDIC-insured deposits, mortgage loans on our office building, subordinated debt and loan proceeds payable) were 92.9% of assets at December 31, 2002 compared to 91.3% at December 31, 2001.

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

Bank Sources of Capital

The Bank's deposits totaled $37.8 million at December 31, 2002 compared to $59.9 million at December 31, 2001. The Bank currently utilizes funds from deposits and lines of credit to fund first lien and junior lien mortgage loans. We plan to increase the use of credit facilities and seek additional funding sources in future periods.

Warehouse and Other Credit Facilities

In November 2001, we obtained a $7.0 million bank line of credit. The interest charged is based on the one month LIBOR rate and ranges from 4.43% to 5.43% over the one month LIBOR for various loans, additionally rates for Aged outstanding loans ranges from 7.43% to 8.43% over the one month LIBOR rate. All advances are subject to various transactions fees based upon the number of loans funded. As of December 31, 2001 we were in compliance with all financial covenants. This line was terminated the first quarter of 2002.

In December 2001, we obtained a $15.0 million repurchase agreement with interest at prime plus 1.25%. In June 2002 the line was increased to $25.0 million. The line has various financial requirements including a minimum tangible net worth to exceed $916,000. As of December 31, 2002 we were in compliance with all financial covenants. There is no stated expiration date for this credit facility.

Other Capital Resources

Uninsured promissory notes and certificates of indebtedness issued by Approved Financial Corp. have been a source of capital since 1984 and are issued primarily according to an intrastate exemption from security registration. Promissory notes and certificates of indebtedness totaled $4.6 million at December 31, 2002 and 2001, respectively. These borrowings are subordinated to FDIC insured deposits and our warehouse lines of credit. We cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer our primary state of operation.

We had cash and cash equivalents of $11.5 million at December 31, 2002. We have sufficient resources to fund our current operations. Alternative sources for future liquidity and capital resource needs may include private security sales, the public issuance of debt or equity securities, increase in FDIC insured deposits and new lines of credit. Each alternative source of liquidity and capital resources will be evaluated with consideration for maximizing shareholder value, regulatory requirements, the terms and covenants associated with the alternative capital source. We expect that we will continue to be challenged by a limited availability of capital, fluctuations in the market price of and premiums received on whole loan sales in the secondary market compared to premiums realized in recent years, new competition and a slow economic environment leading to a possible rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. In 2002 and 2001, the Bank maintained liquidity in excess of the required amount, and we anticipate that we will continue to do so.

Bank Regulatory Capital

At December 31, 2002, the Bank's book value under accounting principles generally accepted in the United States of America ("US GAAP") was $5.2 million. OTS Regulations require that institutions maintain the following capital levels:
(1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of December 31, 2001, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank's GAAP capital to regulatory capital:

                                                     Tangible             Core             Risk-Based
(In thousands)                                        Capital            Capital             Capital
GAAP capital                                       $       5,206       $       5,206       $      5,206
Add:  unrealized loss on securities

Nonallowable asset:  goodwill                                (71)                (71)               (71)
Additional capital item:  general allowance

                                                               -                   -                420
Deferred Taxes                                                 -                   -                  -
                                                 ----------------    ----------------    ---------------
Regulatory capital - computed                              5,135               5,135              5,555
Minimum capital requirement                                  895               2,386              3,229
                                                 ----------------    ----------------    ---------------
Excess regulatory capital                          $       4,240       $       2,749       $      2,326
                                                 ================    ================    ===============

Ratios:
     Regulatory capital-computed                            8.61%               8.61%             13.76%
     Minimum capital requirement                            1.50%               4.00%              8.00%
                                                 ----------------    ----------------    ---------------
Excess regulatory capital                                   7.11%               4.61%              5.76%
                                                 ================    ================    ===============

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

Bank Regulatory Actions

As disclosed in the SEC filings beginning with the Form 10Q for March 31, 2001, the OTS issued a written directive to Approved Financial Corp. ( "AFC") and Approved Federal Savings Bank ( "AFSB") dated April 20, 2001, stating that as a result of AFSB's practice of assigning loans to AFC, its holding company, it was declaring AFSB a "problem association" and was declaring AFC in "troubled condition" as set forth in applicable laws and regulations.

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

Management and the Boards of Directors submitted a Business Plan ("Plan") with revised inter-company operating procedures to the OTS and the Board of Directors of the Bank entered into a Consent Supervisory Agreement ("Agreement") with the OTS on December 3, 2001 as filed on Form 8K. In addition to the required adherence to all banking and lending regulations and various confirmation of compliance oversight required from the Board of Directors, the primary corrective actions and new operating procedures outlined in the Plan and/or the Agreement include the following.

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

            [_] Jean S. Schwindt, President & COO of AFSB. Ms. Schwindt has served as Director of AFC since 1992, Director of AFSB since 1996 and as an officer of AFC since 1998. Ms. Schwindt has over twenty years of financial services experience working primarily in highly regulated environments.

            [_] Neil Phelan, Executive Vice President and Director of AFSB. Mr. Phelan has served as a Director of AFC since 1997, Director of AFSB since 1996 and as an officer of AFC since 1995. Mr. Phelan has over twenty years of financial services experience primarily in the mortgage lending area.

    2. Board of Directors: The Board of Directors of AFSB, in addition to the three Directors that are employed by either AFC or AFSB, has three outside Directors as follows.

       [_] Leon Perlin has served on the Board of Directors of the Bank since 1996. Mr. Perlin was an initial investor in AFC when current management purchased the company in 1984 and has served on the board of AFC since 1984.

            [_] Dennis J. Pitocco has served as an outside Director of AFSB since May 25, 2001. Mr. Pitocco's experience includes 27 years in the financial services industry having served in management positions for domestic regulated banking institutions and domestic and international non-bank lending institutions.

            [_] Eric Yeakel, who has been a Director of AFSB since 1996 and the Chief Financial Officer of AFC since 1994, resigned his position as Chief Financial Officer in July of 2001. Mr. Yeakel now serves as an outside Director of AFSB.

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

    4. Transfer of Assets and Promissory Note: Loans assigned to AFC by AFSB prior to April 21, 2001 and other assets owned by AFC including mortgage loans, the home office building, land and furniture and equipment were transferred from AFC to AFSB during the second quarter of 2001. AFSB recorded a charge to income as a provision to valuation allowance for intercompany receivable in 2001 equal to the net inter-company receivable due to AFSB after the transfer of these assets. There was no related effect on the consolidated statements of income (loss) and comprehensive income (loss). In November of 2001, AFC and AFSB executed an intercompany Promissory Note equal to the amount charged off by AFSB for this intercompany receivable. The Promissory Note provides for quarterly interest payments commencing January 1, 2002 and quarterly principal payments commencing July 1, 2002 with the remaining balance due in full on July 1, 2007. The note can be prepaid without penalty at any time. As this is an intercompany transaction, there is no effect on the consolidated income statement. As of December 31, 2002, all principal and interest payments are current.

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

    6. Transactions with Affiliates. All transactions between the Bank and AFC or AFC non-bank affiliates must comply with the provisions of 12 U.S.C. ss.1468. A fee-for-services agreement has been adopted and applied in the calculation of intercompany settlements since June 2001, whereby AFC performs services such as underwriting, processing, doc/closing, loan servicing and collections, quality control, secondary marketing, Human Resource/corporate administration and information systems maintenance.

    7. Financial Modeling tool: An internal financial projection model was used as the primary development tool for the Plan and the revised inter-company procedures and fee schedules. Stress testing was conducted to evaluate the financial position of AFC and AFSB under various business conditions and applying various assumptions for loan volume and whole loan sale revenue. The model is a dynamic tool and therefore is revised periodically to adjust to changes in operations. Projections are reported to the Board of Directors quarterly as required by the Consent Supervisory Agreement.

    8. Provision for Loan Loss Methodology: In accordance with interagency guidance issued in 2001, we revised our methodology for determining and recording loss reserves on loans held for sale, held for yield and real estate acquired through foreclosure.

As of each financial reporting date, management evaluates and reports all held for sale loans at the lower of cost or market value. Any decline in value, including those attributable to credit quality, are accounted for as a charge to provision for valuation allowance for held-for-sale loans, not as adjustments to the allowance for loan and lease losses (ALLL). Such provision is charged against income and not reported as part of ALLL, and therefore is not eligible for inclusion in Tier 2 capital for risk based capital purposes. Valuation allowances are established based on the age of the loan as well as special circumstances known to management that merit a valuation allowance. The general valuation allowance percentage guidelines are based on secondary marketing management opinion as to risk levels of the loans, review of secondary market pricing for sales of loans with similar characteristics and OTS regulatory guidance. Loans held 90 days or less that do not fall into a special circumstance category are carried at cost. A valuation allowance of 5.5% is charged against first lien non-conforming mortgage loans held over 90 days and a valuation allowance of 20% is charged against subordinated liens held over 90 days that do not fall into a special circumstance category. All loans considered to be special circumstance are carried at the net realizable value. The net realizable value represents the current appraised or listed property valuation less estimated cost to liquidate the property. The difference in the principal value of the loan and the net realizable value is recorded as a Valuation Allowance and is not recorded in ALLL.

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

    9. Warehouse Line of Credit: The Agreement requires AFSB to use its best efforts to obtain adequate warehouse line of credit facilities at the Association for the purpose of providing additional funding sources for loans held for sale. We acquired two credit facilities in the fourth quarter of 2001 for a total of $22 million. One of these credit facilities was allowed to expire as it was not administratively suitable to the Bank's funding needs. The second credit facility lending limit was increased from $15 million to $25 million in June of 2002.

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

    14. As a result of the Directive Letter, AFC and AFSB are subject to additional fees, applications, notices and loss of expedited status. Related to such a $523 fee is associated with the application for new directors and a fee of $500 was associated with the application for each of the new executive officers. The OTS semi annual assessment increased from $24,000 to $28,000 for the 2nd half of 2002.

    15. In addition to the provisions included in the Consent Supervisory Agreement and Directive, as requested by the OTS, we are aggressively seeking procurement of private investors and/or a merger or acquisition transaction for AFC to enhance the management and capital of the Bank.

Interest Rate Risk Management

We originate mortgage loans for sale as whole loans. We mitigate our interest rate exposure, and the related need for hedging activity, by selling most of the loans within sixty days of origination. Currently loans held for yield by the Bank are primarily composed of adjustable rate mortgages in order to minimize the Bank's interest rate risk exposure. However, excluding the Bank's loans held for investment the majority of loans held beyond the normal sixty-day holding period are fixed rate instruments. Since most of our borrowings have variable interest rates, we have exposure to interest rate risk. For example, if market interest rates were to rise between the time we originate the loans and the time the loans are sold, the original interest rate spread on the loans narrows, resulting in a loss in value of the loans. To offset the effects of interest rate fluctuations on the value of our fixed rate mortgage loans held for sale, we, in certain cases, may enter into transactions such as Treasury security lock contracts, which function similar to short sales of U.S. Treasury securities. If the value of an interest rate hedge position decreases, offsetting an increase in the value of the hedged loans, upon settlement with the counter-party, we will pay the hedge loss in cash and realize the corresponding increase in the value of the loans. Conversely, if the value of a hedge position increases, offsetting a decrease in the value of the hedged loans, we will receive the hedge gain in cash at settlement. We may in the future enter into forward loan sale commitments with investors for our non-conforming mortgages. Prior to entering into any type of hedge transaction or forward loan sale commitment, we perform an analysis of the loan associated with the transaction or commitment taking into account such factors as credit quality of the loans, interest rate and term of the loans, as well as current economic market trends, in order to determine the appropriate structure and/or size of a hedge transaction or loan sale commitment that will limit our exposure to interest rate risk. We had no hedge contracts or forward commitments outstanding at December 31, 2001. We had one forward commitment for loan sales outstanding as of December 31, 2002.


The Board adopted a policy for mitigating interest rate risk exposure in August 2002 including the following guidelines.

The Bank originates mortgage loans according to investor underwriting guidelines and intended for sale as whole loans to these investors within thirty (30) to ninety (90) days. This operating strategy mitigates our interest rate exposure, and the related need for hedging activity. The majority of current mortgage originations are fixed rate instruments. Therefore, our primary exposure to interest rate risk is the period of days, on average forty-five (45) days, between approval of a loan rate and the eventual sale of the loan. For example, if benchmark market interest rates were to rise between the time we approve the interest rate for a fixed rate loan and the time the loan is sold, the theoretical interest rate spread to the investor narrows, resulting in a reduction in the market value of the loan, excluding other valuation criteria applied by our investors.

The restriction imposed on the Bank by means of OTS Directive Letter dated April 20, 2001 and Consent Supervisory Agreement dated December 3, 2001 currently prohibits the Bank from increasing the dollar amount or number of loans in the Held For Yield portfolio. The average weighted coupon (interest rate) on these loans have coupon rates higher than those available from current mortgage origination activity. Therefore, the reduction in general interest rates in recent years accompanied by a natural reduction in the size of this portfolio from `runoff' (principal reduction through regular loan payments and payoff) and the fact that loans are currently not being originated for addition to this portfolio, has mitigated the associated level of interest rate risk exposure.

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

Corporate Policy is to honor rate locks for fifteen (15) days from loan approval. Any request for extension of a rate lock beyond 15 days must be approved by the officer in charge of secondary marketing department after reviewing the effect on projected loan valuation.

In certain cases we may enter into forward loan sale commitments with investors and/or make use of similar transactions such as mandatory loan sales. Under these arrangements, we are normally allowed an agreed number of days to deliver a specified amount of loans meeting the investor's underwriting criteria and according to a prearranged pricing formula. Under these agreements, the investor assumes the risk for increases in interest rates for the term of the agreement and we are obligated to deliver the loan volume. Since the investor is normally a larger institution that purchases pools of loans from many investors under similar agreements, the investor utilizes the advantages from economy of scale and can implement a cost effective hedging strategy to mitigate the assumed interest rate risk. Therefore, we will use this strategy to mitigate interest rate risk when the appropriate opportunities are presented based on overall risk reward evaluation.

The only 'perfect' hedging strategy is one that is structured with transactions involving the identical security; in other words, there is no perfect hedge. Therefore, implementation of a hedging strategy, in and by itself presents an additional risk component to any institution engaging in such activity. Additionally, successful hedging strategies require employment of the appropriate level of expertise and the accessibility of high level modeling tools. Therefore, the adoption of a hedging strategy must be scrutinized on a risk reward basis and closely monitored. Our current level of interest rate risk exposure ensuing from the present classification between HFS and HFY for our outstanding loan portfolio and new loan originations, our secondary market plan using whole loan sales and the expense related to adoption of a sophisticated hedging policy for our current level of origination activity does not merit implementation of such at this time. In the future, the Board may determine it appropriate to adopt a more complex interest rate hedging strategy and may enter into typical transactions such as short sales of U.S. Treasury securities. Any type of hedge transaction or forward loan sale commitment, is evaluated on a risk reward basis and intended to limit our exposure to interest rate risk.

As part of the quarterly Board of Director meeting, secondary market activity and current secondary market conditions are reviewed including the effect of interest rate fluctuations on loan sale premiums, initiatives to procure and opportunities available for entering into forward loan sale commitments, rate sheet pricing activity. The Board reviews OTS guidance on interest rate risk and the interest rate NPV reports concerning the Bank.

Critical Accounting Policies and Estimates

The accounting and reporting policies of the corporation are in accordance with accounting principles generally accepted in the United States of America and conform with general practices in the banking industry. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions are based on information available at the date of the financial statements and actual results may differ under different assumptions or conditions.

Deferred Tax Asset: The book net value of deferred tax assets are based on management's estimates and projections for loan origination and financial results for future periods. If management deems the deferred tax asset as not realizable, the deferred tax asset book value is adjusted by means of an increase in a related valuation allowance.

Loan Loss Reserve: The loan loss reserve for loans held for sale is recorded as a valuation allowance. The loan loss reserve for loans held for yield is recorded as an allowance for loan and lease loss. The methodology for calculating these loan loss reserves is described in detail in footnote 1 of the consolidated financial statements.

New Accounting Standards

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of provisions of SFAS No. 125 without reconsideration. The Statement requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or repledge. The Statement includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on financial condition or results of operation of the Company.

In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. The adoption of this pronouncement did not have a material impact on our financial statements.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds FASB No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the recission of Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. The adoption of this pronouncement did not have a material impact on our financial statements.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this pronouncement is not expected to have a material impact on our financial statements.

In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The provisions of this statement are effective for acquisitions for which the date of the acquisition is on or after October 1, 2002. The adoption of this pronouncement did not have a material impact on our financial statements.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to follow APB 25 and has complied with the disclosure requirements of SFAS 123 and 148.


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

The majority of the loans originated are sold through loan sale strategies in an attempt to limit exposure to interest rate risk in addition to generating cash revenues. We sold, during 2001 and 2002, approximately 99.7% of the total loans originated and funded in-house during the year ended December 31, 2001. Also, we sold, during 2002 approximately 91.4% of loans originated and funded in-house during the period beginning January 1, 2002 and ending November 30, 2002. We expect to sell the majority of our loan originations, other than loans specifically originated to hold for investment and yield, during the same twelve-month period in which they are funded in future periods. As a result, loans are held on average for less than 12 months in our portfolio of Loans Held for Sale. The "gap position", defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less, was negative at December 31, 2002, as anticipated, and is expected to remain negative in future periods. We have no quantitative target range for past gap positions, nor any anticipated ranges for future periods due to the fact that we sell the majority of our loans within a twelve month period while the gap position is a static illustration of the contractual repayment schedule for loans.

Our one-year gap was a negative 36.76% of total assets at December 31, 2002, as illustrated in the following table:

                                                                One Year           Two            Three to       More Than Four
                  Description                    Total          Or Less           Years          Four Years          Years
Interest earning assets:
Loans held for sale (1)                         $    37,313       $   14,205       $     781         $    1,782       $   20,545
Loans held for yield (1)                              6,481            2,467             136                309            3,529
Cash and other
    interest-earning assets                          11,470           11,470               -                  -                -
                                            -------------------------------------------------------------------------------------
                                                     55,264           28,142             917              2,091           24,114
                                                            =====================================================================
Allowance for loan losses                            (1,180)
Premises and equipment, net                           3,216
Other                                                 3,343
                                            ----------------
Total assets                                    $    60,643
                                            ================

Interest-bearing liabilities:
Revolving warehouse lines                            10,379           10,379               -                  -                -
FDIC - insured deposits                              37,830           37,037             793                  -                -
FDIC - insured money market account                   1,845            1,845               -                  -                -
Other interest-bearing
      Liabilities                                     6,280            1,174             624              2,405            2,077
                                            -------------------------------------------------------------------------------------
                                                     56,334           50,435           1,417              2,405            2,077
                                                            =====================================================================
Non-interest-bearing liabilities                      2,153
                                            ----------------
Total liabilities                                    58,487
Shareholders' equity                                  2,156
                                            ----------------
Total liabilities and equity                    $    60,643
                                            ================
Maturity/repricing gap                                            $  (22,293)      $    (500)        $     (314)      $   22,037
                                                            =====================================================================

Cumulative gap                                                    $  (22,293)      $ (22,793)        $  (23,107)      $   (1,070)
                                                            =====================================================================

As percent of total assets                                            (36.76)%        (37.59)%           (38.10)%          (1.76)%
Ratio of cumulative interest earning
   Assets to cumulative interest bearing
      Liabilities                                                       0.56            0.56               0.57             0.98
=================================================================================================================================

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.

The principal quantitative disclosure of our market risks is the above gap table. The gap table shows that the one-year gap was a negative 36.76% of total assets at December 31, 2002. We originate fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within a month or two of origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of December 31, 2002, 55.1% of the principal on the loans were expected to be received more than four years from that date. However, our activities are financed with short-term loans and credit lines, 89.5% of which re-price within one year of December 31, 2002. We attempt to limit our interest rate risk by selling a majority of the loans that we originate. If our ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, we could be subject to substantial interest rate risk.

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

Asset Quality

The following table summarizes all of our delinquent loans at December 31, 2002 and 2001:

(in thousands)

                                                                     2002                         2001
                                                        ---------------------------    ----------------------------
                                                             HFS           HFY               HFS             HFY
Delinquent 31 to 60 days                                $         135 $         145    $           -  $          51
Delinquent 61 to 90 days                                          304            65              411            299
Delinquent 91 to 120 days                                           -            77               63            335
Delinquent 121 days or more                                     1,020           649              453          1,072
                                                        ------------- -------------    -------------  -------------

Total delinquent loans (1)                              $       1,459 $         936    $         927  $       1,757
                                                        ============= =============    =============  =============

Total loans receivable outstanding, gross               $      36,860 $       6,932    $      48,464        $11,378
                                                        ============= =============    =============  =============

Delinquent loans as a percentage of
  total loans outstanding:
Delinquent 31 to 60 days                                         0.37%         2.10%            0.00%          0.45%
Delinquent 61 to 90 days                                         0.82          0.94             0.85           2.63
Delinquent 91 to 120 days                                        0.00          1.11             0.13           2.94
Delinquent 121 days or more                                      2.77          9.36             0.93           9.42
                                                        ------------- -------------    -------------  -------------

Total delinquent loans as a percentage
   of total loans outstanding                                    3.96%        13.50%            1.91%         15.44%
                                                        ------------- -------------    -------------  -------------
Reserve as a % of delinquent loans                              45.30%        55.45%           66.56%         50.09%
                                                        ============= =============    =============  =============

-------------
(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 60 days or more past due. HFS non-accrual loans were $1.32 million and $0.93 million at December 31, 2002 and 2001, respectively. HFY non-accrual loans were $0.92 million and $1.75 million at December 31, 2002 and 2001, respectively. The amount of additional interest that would have been recorded had the HFS loans not been placed on non-accrual status was approximately $110,000 and $88,000 for the year ended December 31, 2002 and 2001, respectively. The amount of additional interest that would have been recorded had the HFY loans not been placed on non-accrual status was approximately $85,000 and $168,000 for the year ended December 31, 2002 and 2001, respectively. The amount of interest income on the non-accrual HFS loans that was included in net income for the year ended December 31, 2002 and 2001 was $36,000 and $10,000, respectively. The amount of interest income on the non-accrual HFY loans that was included in net income for the year ended December 31, 2002 and 2001 was $44,000 and $98,000, respectively.

HFS loans delinquent 31 days or more as a percentage of total loans outstanding increased to 3.96% at December 31, 2002 from 1.91% at December 31, 2001. HFY loans delinquent 31 days or more as a percentage of total loans outstanding decreased to 13.50% at December 31, 2002 from 15.44% at December 31, 2001.

At December 31, 2002 and 2001, the recorded investment in HFS loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $1.0 million and $0.5 million, respectively. At December 31, 2002 and 2001, the recorded investment in HFY loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $0.7 million and $1.4 million, respectively. The average recorded investment in HFS impaired loans for the year ended December 31, 2002 and 2001 was approximately $1.1 million and $0.2 million, respectively. The average recorded investment in HFY impaired loans for the year ended December 31, 2002 and 2001 was approximately $0.8 million and $1.2 million, respectively.

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

            ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                          ACCOUNTING AND FINANCIAL DISCLOSURE

As filed on Form 8-K on September 26, 2001

On September 19, 2001, PricewaterhouseCoopers LLP, in conjunction with the sale of its office in Virginia Beach, Virginia, resigned as independent accountant for the Registrant whose principal office is in Virginia Beach, Virginia. In connection with its audits for the two fiscal years ended December 31, 1999 and 2000, and the subsequent interim period through September 19, 2001, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years. The reports of PricewaterhouseCoopers LLP on the consolidated financial statements of the Registrant as of and for the years ended December 31, 1999 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

The Registrant requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated September 26, 2001, is filed as Exhibit
16.1. The change was not recommended by the Board of Directors or its Audit Committee.

As filed on Form 8-K on October 29, 2001

On October 24, 2001, Grant Thornton LLP was engaged as the independent accountant for the Registrant whose principal office is in Virginia Beach, Virginia. The Audit Committee of the Board of Directors approved engaging Grant Thornton, LLP.

                                    PART III

                   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Class I Directors - (Term expiring at the annual meeting of shareholders to be held in 2004 or until their successor is duly elected and qualified)

Allen D. Wykle (56) Mr. Wykle, in addition to being an initial investor, organized and headed the initial management team that acquired the Company from Government Employees Insurance Corporation (GEICO) in September of 1984. He has served as Chairman of the Board, President and Chief Executive Officer of Approved Financial Corp. since September 1984. Mr. Wykle served as a Director of IMC Mortgage Company from April 1996 until June 1998. Mr. Wykle was owner, President and Chief Executive Officer of Best Homes of Tidewater, Inc., a residential construction and remodeling company in Virginia, from 1972 to 1986.

Leon H. Perlin (75) Mr. Perlin was an initial investor in the Company in 1984 and has been a Director of the Approved Financial Corp. since 1984. Mr. Perlin, since 1996, has served as a director of the Company's subsidiary Approved Federal Savings Bank. Mr. Perlin has served as President and Chief Executive Officer of Leon H. Perlin Company, Inc., a commercial construction concern, for over 30 years.

Oscar S. Warner (86) Mr. Warner was an initial investor in the Company in 1984 and has been a Director and Shareholder of the Company since 1984. Mr. Warner, retired, previously was owner and operator of Oscar Warner Corporation, an import company.

Class II Directors -

(Term expiring at the annual meeting of shareholders to be held in 2003 or until their successor is duly elected and qualified)

Arthur Peregoff (84) Mr. Peregoff was an initial investor and has been a Director of the Company since 1985. Mr. Peregoff has served as Chief Executive Officer of Globe Iron Construction Company, Inc., a commercial construction company, for over 25 years.

Stanley W. Broaddus (53) Mr. Broaddus was an initial investor and has been a Director since 1985. Mr. Broaddus has served as Vice President, Chief Credit Officer and Secretary of the Company since April 1987. Mr. Broaddus has served as Director of the Company's subsidiary, Approved Federal Savings Bank since 1996. Previous experience includes fourteen years as Regional Sales Manager with the building products unit of Atlantic Richfield Co.

Jean S. Schwindt (47) Ms. Schwindt has been a Director of the Company since 1992. She joined the Company on a fulltime basis in June 1998 as Executive Vice President. Currently she serves as Director, President and COO of Approved Federal Savings Bank. From March 1996 until June 1998, she served as Vice President and Director of Investor Relations and Strategic Planning for IMC Mortgage Company ("IMC"). Ms. Schwindt served on the Board of Directors of IMC from April 2000 until September 2001. From April 1989 to March 1996 she served on the Board of Directors and as Senior Vice President/Secretary of Anderson and Strudwick, Inc., a member of the New York Stock Exchange. Ms. Schwindt, a Chartered Financial Analyst (CFA) and a Registered Investment Advisor, affiliated with the firm of Mills Value Advisers, Inc. from

January 1995 until December 2001 and with Gardner and Robertson Advisers since January 2002.

Class III Directors
(Term expiring at the annual meeting of shareholders to be held in 2005 or until their successor is duly elected and qualified)

Neil W. Phelan (45) Mr. Phelan is Director of AFC and AFSB and serves as Executive Vice President of Approved Federal Savings Bank. He has been with the Company since April 1995. He has been a Director of Approved Financial Corp. since 1996. His primary responsibility with the Company is management of the wholesale lending sales staff. Immediately prior to joining the Company, Mr. Phelan served on the senior management team of ITT Financial Services for 17 years.

Gregory J. Witherspoon (56) Mr. Witherspoon has been a Director since 1998. He is president of Witherspoon & Associates, a company that provides financial and management consulting services. He served as a Director of Aames Financial Corporation from 1991 to March 1998, as Chief Financial Officer from 1987 until 1997, after which, he served as Executive Vice President for Strategic Planning. He is a Certified Public Accountant. Mr. Witherspoon previously served on the Board of Directors of Approved from July 1996 until January 1997. Mr. Witherspoon provides consulting services to the company from time to time. (See:
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

Executive Officers -

Allen D. Wykle (56) President and Chief Executive Officer (Class I Director)

Stanley W. Broaddus (53) Vice President (Class II Director)

Jean S. Schwindt (47) President and COO AFSB (Class II Director)

Neil W. Phelan (45) Executive Vice President of AFSB (Class III Director)


Audit Committee Activities: The Audit Committee makes recommendations concerning the engagements of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. It also reviews and accepts the reports of the Company's regulatory examiners. The audit committee has discussed the required Communication with Audit Committees as set forth in SAS 61, as amended by SAS 90, with Grant Thornton LLP. They have received the written disclosures and letter from Grant Thornton LLP as required by ISB 1, Independence Discussions with Audit Committees, and disclosure of all relationships between Grant Thornton LLP and Approved Financial Corp. and its management. The Committee considered all non-audit services provided to Approved by Grant Thornton LLP in determining that they were independent. The audit committee has reviewed and discussed the audited financial statements with the Company's management. Based on the above activities, the audit committee recommended to the Board of Directors that the audited financial statements for Approved

Financial Corp. be included in the Annual Report to Shareholders and in the annual report filed with the Securities and Exchange Commission on Form 10-K for the fiscal years ended December 31, 2002 and 2001. The Audit Committee met on June 11, 2001, April 25, 2002, March 18, 2003 and March 31, 2003. Grant Thornton spoke with the Audit Committee on March 31, 2003 where the Audit Committee accepted the financial statements and the 10-k. The Audit Committee reviewed the independence of the auditors and was satisfactory.

Audit Committee Members:
[X] Mr. Witherspoon, as Chairman - audit committee financial expert and is not independent. See Class III Director
[X]  Mr. Perlin
[X]  Mr. Warner

                        ITEM 11 - EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

The following table sets forth the compensation paid to the Company's Chief Executive Officer and the most highly compensated Executive Officers other than the Chief Executive Officer (collectively, the "Named Executive Officers") during the three years ended December 31, 2002:

                           Summary Compensation Table

                                                     Annual Compensation (1)       Long-term Compensation
                                                     -----------------------------------------------------------------------
                                                                                      Securities             All Other
                                             Year         Salary          Bonus       underlying         Compensation (2)
Name and Principal Position                                                             Options
                                                     -----------------------------------------------------------------------

Allen D. Wykle                              2002            $ 188,266     $      -         -                     $    5,417
Chairman, President and CEO                 2001              260,676            -         -                          5,250
AFC                                         2000              392,250            -         -                          5,250

Jean S. Schwindt
President & COO AFSB                        2002            $ 144,000     $      -         -                     $    4,320
Executive Vice President AfC                2001              144,000            -         -                          4,320
Director AFC and AFSB                       2000              150,107            -         -                          4,032

Neil W. Phelan
Executive Vice President AFSB               2002            $ 125,000     $ 16,324         -                     $    4,240
Executive Vice President AFC                2001              128,020       12,495         -                          4,214
Director AFC and AFSB                       2000              155,968            -         -                          4,540

Stanley W. Broaddus
Director, Vice President &                  2002            $  95,000     $      -         -                     $    2,850
Secretary AFC                               2001               95,000            -         -                          2,850
Director AFSB                               2000               93,970            -         -                          2,806

-----------------------
1) All benefits that might be considered of a personal nature did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for the officer named in the table and therefore are omitted according to SEC rules.
2) Other compensation amounts reflect the Company's matching contribution under its 401(k) retirement plan.

         STOCK OPTION/STOCK APPRECIATION RIGHT GRANTS IN THE LAST YEAR


No new stock options or stock appreciation rights were granted to employees or Named Executive Officers 2002.

Aggregate Option  Exercises and Period-End Values

         The following table sets forth information concerning the December 31, 2002 value of unexercised options held by the Company's Named Executive Officers on May 10, 2002.

                       Number of Securities             Value of Unexercised
                       Underlying Unexercised           In-the-money options
                       Options at Fiscal Year End       at Fiscal Year End (1)
Name                 Exercisable       Unexercisable    Exercisable    Unexercisable
------------------------------------------------------------------------------------
Allen Wykle               21,000              0              0                0
Jean Schwindt             12,500              0              0                0
Neil Phelan                9,500              0              0                0
Stanley Broaddus           8,000              0              0                0

(1) Value of Unexercised Options is calculated using the price of Approved Common Stock on 12/31/02 of $0.12 per share less the exercise prices of $4.00, $9.75 & $13.50 per share, multiplied by the number of shares represented by the options. There were no common stock options issued and outstanding to Executive Officers with an exercise price lower than the year-end common stock market price ("in the money options") on December 31, 2002 and thus having a value based on this formula at 12/31/02.

1996 INCENTIVE STOCK OPTION PLAN

On June 28, 1996, the Company adopted the 1996 Incentive Stock Option Plan (the "Incentive Plan"), pursuant to which key employees of the Company are eligible for awards of stock options.

Purpose. The Board of Directors believes that long-term incentive compensation is one of the fundamental components of compensation for the Company's key employees and that stock options under the Incentive Plan will play an important role in encouraging employees to have a greater financial investment in the Company. The Board of Directors believes that the Incentive Plan will help promote long-term growth and profitability by further aligning Shareholder and employee interests.

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

Description of the Incentive Plan. The aggregate number of shares of Common Stock that are available for grants under the Incentive Plan is 252,000 shares (adjusted for the two-for-one stock splits paid to Shareholders of record on August 30, 1996 and December 16, 1996 and the 100% stock dividend paid to Shareholders of record on November 21, 1997.) All shares allocated to awards under the Incentive Plan that are cancelled or forfeited are available for subsequent awards.

There have been no awards made under the Long Term Incentive Plan during fiscal year 2002.

QUALIFIED RETIREMENT PLANS

On January 1, 1995, the Company implemented a 401(k) Retirement Plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan covering all employees who have completed at least one year of service. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company contributes an amount equal to 50% of a participant's payroll savings contribution up to a maximum of 6% of a participant's annual compensation. The Company's matching contribution to the 401(k) Plan was$ 68,000, 65,000 and $94,000 in the years 2002, 2001 and 2000, respectively. The
Company's matching contribution has a vesting schedule.

The Company has a defined contribution profit sharing plan, which is administered by officers of the Company. Company contributions to the plan are discretionary, as authorized by the Board of Directors. There were no contributions for 2002, 2001 and 2000. Participants are also eligible to make voluntary contributions to the plan, at the discretion of the administrator. There were no voluntary contributions to the plan for the years ended December 31, 2002, 2001 and 2000.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Wykle is the only member of the Compensation Committee that is also an employee. The other members, Messrs. Warner and Perlin are outside Directors. No interlocking relationships exist between the Company's Board of Directors or Officers responsible for compensation decisions and the Board of Directors or compensation committee of any company, nor has any such interlocking relationship existed in the past.

                             EMPLOYMENT AGREEMENTS

    As of December 31, 2002, Approved Financial Corp. had employment agreements with four Executive Officers, Messrs. Wykle, Broaddus, Phelan and Ms. Schwindt. We had an Employment Agreement with Eric Yeakel, prior to resignation of his position as CFO effective July 2001. Mr. Yeakel continues to serve on the Board of Directors of our wholly-owned subsidiary, Approved Federal Savings Bank.

    Mr. Wykle voluntarily commenced a 50% reduction in salary effective July 1, 2001. Mr. Broaddus voluntarily forgave an increase in base salary or bonus compensation due to him under the terms of his employment agreement during 2001. Ms. Schwindt voluntarily forgave the increase in base salary due to her in January 2001 under the terms of her employment agreement.

Allen D. Wykle
Chairman, President and Chief Executive Officer AFC

Prior to December 1, 2000, Allen D. Wykle had no formal employment agreement with us and the Compensation Committee of the Board of Directors determined his base salary and bonus. Mr. Wykle entered into an employment agreement with us on December 1, 2000.

TERM, RENEWAL AND CHANGE IN CONTROL. The initial term of this agreement is from December 1, 2000 until December 31, 2001. After December 31, 2001, this Agreement is renewable on a year to year basis. Either party must give one hundred and eighty (180) days written notice if this Agreement is not going to be renewed after December 31, 2001. Upon failure to give such notice, this Agreement will automatically renew for an additional year on the same terms. This notice requirement shall continue for all subsequent renewal periods. In the event of a Change of Control (i.e. (i) a reduction in the percentage of our common stock owned and controlled by Allen D. Wykle of 50% or greater, or (ii) the cessation of Allen D. Wykle's full time employment with us as Chairman of the Board, President or Chief Executive Officer) and during the calendar year in which the Change of Control occurred he is notified of nonrenewal of this Employment Agreement 180 or more days before the end of the then current calendar year term then that term shall be extended for six (6) months i.e. until June 30 of the following calendar year, thereby allowing the Employee at least one full year of remaining employment. If the notice of nonrenewal is given with less than 180 days remaining before the end of the then current calendar year term the then current term will not be extended because the then current term will automatically renew for another year (due to failure to give 180 days notice) thereby assuring him of at least one full year of continued employment.

    SALARY: The agreement provides for an initial base salary at an annual rate of $418,368 and provides for increases of 3% or 10% per year effective as of January for any renewal term. The yearly salary increase is 10% if our net income after tax increases by 10% or greater from the prior year and increases by 3% if our net income after tax does not increase by a minimum of 10%. Mr. Wykle voluntarily reduced his base salary by 10% to $376,531 due to the Company's financial condition during 2000 and reduced his base salary by an additional 50% to $188,265 as of July 2001. He is entitled to transportation and all standard group employee benefits.

    BONUS: The bonus plan under the agreement provides for a bonus beginning in the year 2001 of up to a maximum of 100% of the annual salary for each year. The bonus is based on the annual return on equity ("ROE") percentage per share in excess of a base annual ROE of 20% (after accrual for bonuses.) A bonus is payable 50% in cash or stock at our discretion and 50% in cash or stock at the employee's discretion.

     Bonus Example.

 If ROE per share for a year is 30%
 Then he will be entitled to a bonus equal to 50% of his base salary (30%-20%)/20% = 50%
 If his Base Salary is $418,368
 Then his bonus would be $418,368 * 50% =$209,184

    NON-COMPETE: Under the Employment Agreement he has agreed not to compete with us for a period of one year after termination within a prescribed geographic area and not to solicit or employ our employees for two years after termination. These restrictive covenants apply upon termination by either party, with or without cause and upon expiration of the Agreement.

    COMPENSATION AFTER TERMINATION. If he dies, becomes permanently disabled, terminates his employment or is terminated for cause as defined in the Agreement, this contract shall cease, and no further compensation or benefits in any form shall be paid to the Employee or heirs. If this Agreement is terminated by us without cause, then he shall be entitled to the compensation and benefits which he would have received but for the termination without cause.

Jean S. Schwindt
Director and Executive Vice President AFC
Director, President and COO AFSB

TERM, RENEWAL AND CHANGE IN CONTROL. The employment agreement with Ms. Schwindt dated July 1, 1998 and amended December 1, 2000 was for an initial term from July 1, 1998 through December 31, 1998. On January 1, 1999 it automatically renewed for a three (3) year term with each year running from January 1st through December 31st. After December 31, 2001, this Agreement is renewable on a year to year basis. Either party must give one hundred and eighty (180) days written notice if this Agreement is not going to be renewed after December 31, 2001. Upon failure to give such notice, this Agreement will automatically renew for an additional year on the same terms. This notice requirement shall continue for all subsequent renewal periods. In the event of a Change of Control (i.e.
(i) a reduction in the percentage of our common stock owned and controlled by Allen D. Wykle of 50% or greater, or (ii) the cessation of Allen D. Wykle's full time employment with us as Chairman of the Board, President or Chief Executive Officer) and during the calendar year in which the Change of Control occurred she is notified of nonrenewal of this Employment Agreement 180 or more days before the end of the then current calendar year term then that term shall be extended for six (6) months i.e. until June 30 of the following calendar year, thereby allowing her at least one full year of remaining employment. If the notice of nonrenewal is given with less than 180 days remaining before the end of the then current calendar year term the then current term will not be extended because the then current term will automatically renew for another year (due to failure to give 180 days notice) thereby assuring her of at least one full year of continued employment.

SALARY: It provides for an initial base salary in 1999 at an annual rate of $160,000, and provides for increases of 6% or 10% per year effective as of January 2000 and January 2001 and any renewal terms. Her yearly salary increase is 10% if our net income after tax increases by 10% or greater from the prior year and increases by 6% if our net income after tax does not increase by a minimum of 10%.

The Employment Agreement with Ms. Schwindt, as described above, provides for a base salary during the year 2001 of $179,776. However, as contribution to our expense reduction program, she voluntarily forgave the 6% salary increases due January of 2000, 2001 and 2002 and reduced her current annualized base salary to $144,000, a reduction of 26% from the 2002 base salary amount provided for in the agreement.

BONUS: The bonus plan under the agreement beginning in 2001 provides for a bonus of up to a maximum of 100% of the annual salary for each year. The bonus is based on the annual return on equity ("ROE") percentage per share in excess of a base annual ROE of 20% (after accrual for bonuses.) A bonus is payable 50% in cash or stock at our discretion and 50% in cash or stock at the employee's discretion.

     Bonus Example.

     If ROE per share for a year is 30%:
     Then she will be entitled to a bonus equal to 50% of her base salary (30%-20%)/20% = 50%

      If her Base Salary is $160,000
      Then her bonus would be $160,000 * 50% = $80,000

NON-COMPETE: Under the Employment Agreement, she has agreed not to compete with us for a period of one year after termination within a prescribed geographic area and not to solicit or employ our employees for two years after termination. These restrictive covenants apply upon termination by either party, with or without cause and upon expiration of the Agreement.

COMPENSATION AFTER TERMINATION. If she dies, becomes permanently disabled, terminates her employment or is terminated for cause as defined in the Agreement, this contract shall cease, and no further compensation or benefits in any form shall be paid to her. If this Agreement is terminated by us without cause, then she shall be entitled to the compensation and benefits which she would have received but for the termination without cause.

Neil W. Phelan
Director and Executive Vice President AFC
Director and Executive Vice President AFSB

    TERM: The Employment Agreement that commenced January 1, 1998 for a three-year initial term, was amended in November of 2000 for a term ending December 31, 2001. The agreement automatically renews for additional one-year terms absent three months written notice of non-renewal by either party prior to end of a term.

    SALARY & OTHER BENEFITS: Mr. Phelan's employment Agreement was amended in November 2000. Under the amended agreement Mr. Phelan, in addition to an override bonus as described below, was paid a base salary of annualized rate of $125,000 for the remainder of the term of the agreement. He also is entitled to all standard group employee benefits.

    BONUS: Mr. Phelan's amended agreement provides for a bonus plan consisting of two parts, (1) an override bonus on production of certain account executives and (2) participation in the senior management bonus.

    Override Bonus: Mr. Phelan will earn a 5 basis points commission for monthly loan origination volume produced by new wholesale account executives hired after October 1, 2000 who are directly managed by Mr. Phelan. To qualify in the calculation of this bonus the individual sales person must produce a minimum of $750,000 per month in loan volume.

    Senior Management Bonus: The senior management bonus provides for a bonus of up to a maximum of 100% of the annual salary for each year. The bonus is based on the annual return on equity ("ROE") percentage per share in excess of a base annual ROE of 20% (after accrual for bonuses.) A bonus is payable 50% in cash or stock at our discretion and 50% in cash or stock at the employee's discretion.

     Bonus Example.

If ROE per share for a year is 30%
Then he will be entitled to a bonus equal to 50% of his base salary (30%-20%)/20% = 50%
If his Base Salary is $125,000
Then his bonus would be $125,000 * 50% = $62,500

    NON-SOLICITATION: Under the Employment Agreement Mr. Phelan has agreed not to solicit our employees for two years after termination. This restrictive covenant applies upon termination for any reason by Mr. Phelan or termination for cause by us.


Stanley W. Broaddus
Director, Chief Credit Officer, Vice President and Secretary AFC
Director AFSB

    TERM: The Employment Agreement which commenced January 1, 1997 was for a one year initial term and automatically renews on January 1, of each subsequent year for additional one-year terms absent ninety day written notice by either party prior to the end of a renewed term. The agreement was amended December 1, 2000.

    SALARY & OTHER BENEFITS: His current base annual salary is $95,000. He is entitled to a car and all standard group employee benefits.

    BONUS: The bonus plan under the agreement beginning in 2001 provides for a bonus of up to a maximum of 100% of the annual salary for each year. The bonus is based on the annual return on equity ("ROE") percentage per share in excess of a base annual ROE of 20% (after accrual for bonuses.) A bonus is payable 50% in cash or stock at our discretion and 50% in cash or stock at the employee's discretion.

    Bonus Example.

If ROE per share for a year is 30%
Then he will be entitled to a bonus equal to 50% of his base salary (30%-20%)/20% = 50%
If his Base Salary is $95,000
Then his bonus would be $95,000 * 50% = $47,500

TERMINATION & NON-COMPETE: The Employment Agreement provides for termination "for cause" as defined in the Agreement with notice and for termination upon 90 days prior written notice without cause. Under the Employment Agreement he has agreed not to compete with us for a period of one (1) year after termination within a prescribed geographic area and not to solicit or employ our employees for two (2) years after termination. These restrictive covenants apply upon termination by either party, with or without cause and upon expiration of the Agreement. He is also entitled to one year's annual salary in the event that we experience a change in control, which results in Allen D. Wykle no longer being employed by us and if we terminate Mr. Broaddus without cause.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information as of February 19, 2003 regarding the number of shares of Common Stock beneficially owned by all Directors, Executive Officers, and 5% Shareholders. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the nominee living in such person's home, as well as shares, if any, held in the name of another person under an arrangement whereby the

Director, Executive Officer or 5% Shareholder can vest title in himself within sixty days of May 10, 2002.

                                                      Common Stock                        Percentage of
         Name                                        Beneficially Owned                        Class
         ----                                        ------------------                        -----
     Allen D. Wykle (1)(2)(3)
     1716 Corporate Landing Parkway
     Virginia Beach, VA 23454                              1,847,469                               33.6

     Leon H. Perlin (4)
     3360 South Ocean Boulevard
     Apartment 5H2
     Palm Beach, FL 33480                                    929,256                               17.0


     Gregory J. Witherspoon (1)
     1601 Blue Jay Way
     Los Angeles, CA 90069                                   234,300                                4.3

     Stanley W. Broaddus (1)(3)
     1716 Corporate Landing Parkway
     Virginia Beach, VA 23454                                148,551                                2.7

     Jean S. Schwindt (1)
     1062 Normandy Trace Road
     Tampa, FL 33602                                          90,150                                1.6

     Oscar S. Warner (5)
     215 Brooke Avenue, Apt #905
     Norfolk, VA 23510                                        72,000                                1.3

     Arthur Peregoff (6)
     816 Oriole Drive
     Virginia Beach, VA 23451                                 51,750                                  *

     Neil W. Phelan (1)
     1716 Corporate Landing Parkway
     Virginia Beach, VA 23454                                 22,620                                  *


     All present Executive
     Officers, Directors & Nominees
     as a group (8 persons) (1,2,3,4,6,7)                  3,396,095                              61.3%

---------------------
 *     Owns less than 1% of class.
(1) For Mr. Wykle, includes beneficial ownership of 21,000 shares that may be issued upon the exercise of stock options exercisable within 60 days of April 20, 2002. For Mr. Witherspoon, includes beneficial ownership of 4,500 shares subject to non-qualified stock options that may be exercised within 60 days of April 20, 2002. For Ms. Schwindt, includes beneficial ownership of 12,500 shares that may be issued upon the exercise of stock options exercisable within 60 days of April 20, 2002. For Mr. Phelan, includes the beneficial ownership of 9,500 shares that may be issued upon the exercise of stock options exercisable within 60 days of April 20, 2002. For Mr. Broaddus, includes beneficial ownership of 8,000 shares that may be issued upon the exercise of stock options exercisable within 60 days of April 20, 2002.
(2) Excludes 7,000 shares registered to his adult children and his grandchildren, as to which Mr. Wykle disclaims beneficial ownership.
(3) Mr. Wykle and Mr. Broaddus are Co-Trustees of the Company's profit-sharing Plan ("Plan") that owns 39,680 of the Company's Common Stock. They share voting power. Mr. Wykle's ownership interest in the Plan is 71% and Mr. Broaddus' share is 17%. Included under Mr. Wykle's shares for the purposes of this disclosure are 28,173 Plan shares, which excludes the 11,507 shares (29% of the Plan shares), which represent the percentage of the profit sharing plan owned by others. Included under Mr. Broaddus's shares for the purposes of this disclosure are 6,746 Plan shares, which excludes the 32,934 shares (83% of the Plan shares), which represent the percentage of the profit sharing plan owned by others. Mr. Wykle and Mr. Broaddus claim voting rights but disclaim beneficial ownership of all but 71% and 17% of the profit sharing plan shares, respectively.
(4)    Includes 594,000 shares owned by Mr. Perlin's wife.
(5)    Includes shares owned by Mr. Warner's wife.
(6)    Mr. Peregoff's shares are held jointly with his wife.

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

Agreement with Investment Advisers

The Company entered an investment management agreement on March 28, 1996, with Mills Value Adviser, Inc. ("MVAI"), a registered investment advisor. The agreement with MVAI was terminated as of December 31, 2001 and an investment management agreement was entered into with Gardner & Robertson (G&R). Under the agreements, MVAI and G&R, both registered investment advisers, manage a portion of the Company's profit-sharing Plan. The Plan's trustees retain all proxy voting rights for securities managed by the advisers. During 2001, the Company paid $4,462 in advisory fees to MVAI. During 2002, the Company paid $3,993 in advisory fees to G&R. Jean S. Schwindt, an officer, Director and member of the Executive Committee, is a portfolio manager for a small number of individual advisory clients with the advisers.

Witherspoon and Associates

Mr. Witherspoon, President of Witherspoon and Associates, is a Director of the Company and was paid consulting fees during 2002 and 2001 of $ 21,515.05 and $17,268.91, respectively, in addition to his customary board fees and related expenses.

Indebtedness of Management

The Company and the Savings Bank have no outstanding extensions of credit to members of the Board of Directors or management as of March 31, 2002.

Promissory Notes

The Company has, from time to time, issued promissory notes to assist in cash flow. The notes are usually issued to Directors, Officers or Qualified Shareholders. As of December 31, 2002, the following Directors and Executive Officers were holders of subordinate debt and/or promissory notes in the amounts and interest rates specified below and with a stated maturity of September 30, 2005 with the exception of Mr. Broaddus. Mr. Broaddus's notes have stated maturities of June 30, 2004 and January 1, 2005 and have a 30 days notice demand feature for early withdrawal.

         Allen D. Wykle                        $714,803                5.00%
         Stanley W. Broaddus                    525,870               10.00
         Leon H. Perlin                         372,319                5.00
         Oscar S. Warner                        155,107                5.00
         Arthur Peregoff                         30,000                5.00

                            STOCK PERFORMANCE GRAPH

The following graph depicts the cumulative total return on the Company's Common Stock compared to the cumulative total return for The Russell 2000 Index ("Russell 2000") and the Russell 2000 Financials Index ("Russell 2000 Financials"), a peer group selected by the Company on an industry and line-of-business basis, commencing June 30, 1994 and ending December 31, 2002. The graph assumes an investment in Approved Financial Corp. Common Stock of $100 on June 30, 1994, which is the first date for which public market trading data is available. The graph assumes an investment of $100 in Russell 2000 on June 30, 1994 and an investment of $171 in the Russell 2000 Financials on June 30, 1995. June 30, 1995 is the first semi-annual date for which the pricing information was available for the Russell 2000 Financials and $171 represents the equivalent value of Approved's Common Stock on that date for purposes of this graph.

GRAPH FOR PROXY

------------------------------------------------------------------------------------------------------------------------------------
                                       30-Jun-94       30-Dec-94       30-Jun-95        29-Dec-95       28-Jun-96       31-Dec-96
------------------------------------------------------------------------------------------------------------------------------------
Approved Financial Corp.                        100              94              171             221             400             929
Russell 2000 Index                              100             104              118             131             144             151
Russell 2000 Financial Index                                                     171             189             198             232
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                           30-Jun-97       31-Dec-97        30-Jun-98          31-Dec-98     30-Jun-99
------------------------------------------------------------------------------------------------------------------------------------
Approved Financial Corp.                            981             1600            1432             348               245
Russell 2000 Index                                  165              182             190             176               190
Russell 2000 Financial Index                        259              302             297             263               273
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------
                                       31-Dec-99            30-Jun-00       31-Dec-00       30-Jun-01        31-Dec-01
------------------------------------------------------------------------------------------------------------------------------------
Approved Financial Corp.                      90                  103              41              31               22
Russell 2000 Index                           210                  215             201             213              203
Russell 2000 Financial Index                 241                  236             277             302              301
------------------------------------------------------------------------------------------------------------------------------------

                                                30-Jun-02       31-Dec-02      ######
--------------------------------------------------------------------------------------
Approved Financial Corp.                               15              12
Russell 2000 Index                                    193             159
Russell 2000 Financial Index                          338             300
--------------------------------------------------------------------------

ITEM 14 - CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Primary Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Office and Primary Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

                                     PART IV

               ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

-------------------------------------------------------------------------------------------------------------
    Exhibit Number                             Description                                Page Number


-------------------------------------------------------------------------------------------------------------
3.1                     Amended and Restated Articles of Incorporation of the
                        Company (Incorporated by Reference to Appendix A of the
                        Form 10 Registration Statement Filed February 11, 1998)
-------------------------------------------------------------------------------------------------------------
4.1                     Trust Indenture Agreement by Approved Financial Corp., a
                        Virginia corporation (the "Company"), and US Bank Trust,
                        national association as trustee (the "Trustee").
                        Incorporated by reference to the S-1 registration
                        statement date December 14, 2000)
-------------------------------------------------------------------------------------------------------------
3.2                     Amended and Restated Bylaws of the Company Incorporated
                        by Reference to Appendix B of the Form 10 Registration
                        Statement Filed February 11, 1998)
-------------------------------------------------------------------------------------------------------------
10.1                    Approved Financial Corp. Incentive Stock Option Plan
                        (Incorporated by Reference to Appendix C of the Form 10
                        Registration Statement Filed February 11, 1998)
-------------------------------------------------------------------------------------------------------------
10.2                    Employment Agreement between the Company and Neil W.
                        Phelan (Incorporated by Reference to Appendix D of the
                        Form 10 Registration Statement Filed February 11, 1998)
-------------------------------------------------------------------------------------------------------------
10.3                    Employment Agreement between the Company and Neil W.
                        Phelan as amended November 17, 2000. (Incorporated by
                        reference to exhibit 10.3 of S-1 debt registration
                        statement filed
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
    Exhibit Number                             Description                                Page Number
-------------------------------------------------------------------------------------------------------------
                        December 14, 2000.)
-------------------------------------------------------------------------------------------------------------
10.4                    Employment Agreement between the Company and Stanley W.
                        Broaddus (Incorporated by Reference to Appendix E of the
                        Form 10 Registration Statement Filed February 11, 1998)
-------------------------------------------------------------------------------------------------------------
10.5                    Employment Agreement between the Company and Stanley W.
                        Broaddus dated December 1, 2000 (Incorporated by
                        reference to exhibit 10.5 of S-1 debt registration
                        statement filed December 14, 2000.)
-------------------------------------------------------------------------------------------------------------
10.6                    Employment Agreement between the Company and Jean S.
                        Schwindt dated February 1999 (Incorporated by reference
                        to exhibit 10.23 of Form 10K filed March 31, 1999.)
-------------------------------------------------------------------------------------------------------------
10.7                    Employment Agreement as amended between Company and Jean
                        S. Schwindt dated December 1, 2000. (Incorporated by
                        reference to exhibit 10.9 of S-1 debt registration
                        statement filed on December 14, 2000)
-------------------------------------------------------------------------------------------------------------
10.8                    Employment Contract between the Company and Barry Epstein
                        dated September 18, 2000 (Incorporated by reference to
                        Exhibit 10 filed with Form 10Q on September 14, 2000)
-------------------------------------------------------------------------------------------------------------
10.9                    Employment Contract between the Company and Allen D.
                        Wykle dated December 1, 2000. (Incorporated by reference
                        to exhibit 10.11 of S-1 debt registration statement filed
                        December 14, 2000)
------------------------------------------------------------------------------------------------------------
10.10                   Mills Value Adviser, Inc, Investment Management
                        Agreement/Contract with the Company (Incorporated by
                        Reference to Appendix I of the Form 10 Registration
                        Statement Filed February 11, 1998)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
    Exhibit Number                             Description                                Page Number
-------------------------------------------------------------------------------------------------------------
 10.11                  Share Purchase Agreement for Purchase of Controlling
                        Interest in Approved Federal Savings Bank (Formerly First
                        Security Federal
                        Savings Bank, Inc.) (Incorporated by Reference to
                        Appendix J of the Form 10 Registration Statement Filed
                        February 11, 1998) Description
-------------------------------------------------------------------------------------------------------------
10.12                   Purchase Agreement between the Company and MOFC, Inc.,
                        Incorporated by reference to exhibit 10.14 of Form 10K
                        filed March 30, 2000)
-------------------------------------------------------------------------------------------------------------
10.13                   Option Agreement between the Company and Allen D.
                        Wykle.(Incorporated by reference to exhibit 10.16 of Form
                        10K filed March 30, 2000)
-------------------------------------------------------------------------------------------------------------
10.14                   Option Agreement between the Company and Jean S.
                        Schwindt.(Incorporated by reference to exhibit 10.17 of
                        Form 10K filed March 30, 2000)
-------------------------------------------------------------------------------------------------------------
10.15                   Option Agreement between the Company and Neil S.
                        Phelan.(Incorporated by reference to exhibit 10.19 of
                        Form 10K filed March 30, 2000)
-------------------------------------------------------------------------------------------------------------
10.16                   Option Agreement between the Company and Stanley
                        Broaddus.(Incorporated by reference to exhibit 10.20 of
                        Form 10K filed March 30, 2000)
-------------------------------------------------------------------------------------------------------------
 10.17                  Stock Appreciation Rights Agreement with Jean S.
                        Schwindt  (Incorporated by Reference to Appendix K of the
                        Form 10 Registration Statement Filed February 11, 1998)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
    Exhibit Number                             Description                                Page Number
-------------------------------------------------------------------------------------------------------------
10.18                   Amendment to Stock Appreciation Rights Agreement with
                        Jean S. Schwindt (Incorporated by reference to Exhibit
                        10.22 of Form 10K filed on March 30, 2000)
-------------------------------------------------------------------------------------------------------------
10.19                   Witherspoon Registration Rights Agreement
                        (Incorporated by Reference to Appendix M of the Form 10
                        Registration Statement Filed February 11, 1998)
-------------------------------------------------------------------------------------------------------------
10.20                   IMPAC Warehouse Lending Group dated November 7, 2001
-------------------------------------------------------------------------------------------------------------
16.1                    Letter of resignation of PriceWaterhouseCoopers LLP
                        confirming no disagreements with Registrant to
                        statement in Form 8-K (incorporated by reference to
                        form 8-K as filed on September 26, 2001).
-------------------------------------------------------------------------------------------------------------
16.2                    Engagement of Grant Thornton LLP as certified public
                        accountant (incorporated by reference to Form 8-K filed
                        on October 29, 2001)
-------------------------------------------------------------------------------------------------------------
21                      Subsidiaries of the registrant (Incorporated by reference
                        to exhibit 21 of S-1 debt registration statement filed
                        December 14, 2000)
-------------------------------------------------------------------------------------------------------------
                        FORM T-1. Statement of eligibility and qualification
                        under the Trust Indenture Act of 1939 of corporation
25                      designated to act as trustee. (Incorporated by reference
                        to the S-1 debt registration statement filed December 14,
                        2000)
-------------------------------------------------------------------------------------------------------------
99.1                    Form of Prospectus Supplement, Order Form and Other
                        materials. (Incorporated by reference to the S-1 debt
                        registration statement filed December 14, 2000)
-------------------------------------------------------------------------------------------------------------
99.2                    Consent Supervisory Agreement with OTS (incorporated by
                        reference to Form 8-K filed on December 18, 2001)
-------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APPROVED FINANCIAL CORP.
                                         (Registrant)

Date: April 15, 2003                     By:       /s/ Allen D. Wykle
                                             ---------------------------------
                                               Allen D. Wykle
                                              Chairman of the Board of Director
                                              President,and Chief Executive
                                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2003                     By:       /s/ Allen D. Wykle
                                             ---------------------------------
                                               Allen D. Wykle
                                              Chairman of the Board of
                                              Directors,President,and Chief
                                              Executive Officer

Date: April 15, 2003                     By:       /s/ Stanley W. Broaddus
                                             --------------------------------
                                               Stanley W. Broaddus
                                              Director, Vice President and
                                              Secretary

Date: April 15, 2003                     By:       /s/ Jean S. Schwindt
                                             -----------------------------------
                                               Jean S. Schwindt
                                              Director President and COO
                                              Approved Federal Savings Bank

Date: April 15, 2003                     By:       /s/ Neil W. Phelan
                                             ----------------------------------
                                               Neil W. Phelan
                                              Director Executive Vice President
                                              Approved Federal Savings Bank

Date: April 15, 2003                     By:       /s/ Arthur Peregoff
                                             ----------------------------------
                                               Arthur Peregoff

                                                Director

Date: April 15, 2003                     By:       /s/ Leon H. Perlin
                                             -----------------------------------
                                                Leon H. Perlin
                                                Director

Date: April 15, 2003                     By:       /s/ Oscar S. Warner
                                             ----------------------------------
                                                Oscar S. Warner
                                                Director

Date: April 15, 2003                     By:       /s/ Gregory Witherspoon
                                            -----------------------------------
                                                Gregory Witherspoon
                                                Director

                                 CERTIFICATIONS

                Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies in his capacity as Chief Executive Officer of Approved Financial Corp. (the "Company") that the annual report of the Company on Form 10-K for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date:  April 15, 2003           By:   /s/ Allen D. Wykle
     ------------------             ----------------------------------------
                                                 Allen D. Wykle
                                         Chairman, President, and Chief
                                                Executive Officer


I, Allen D. Wykle, CEO, certify that:

         1. I have reviewed this annual report on Form 10-K of Approved Financial Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                       By:  /s/ Allen D. Wykle
                                                --------------------------------
                                                  Allen D. Wykle
                                                  Chairman, President, and
                                                  Chief Executive Officer

I, Leslie Hodges, AVP Finance and Administration, certify that:

         1. I have reviewed this annual report on Form 10-K of Approved Financial Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                        By: /s/ Leslie Hodges
                                               ---------------------------------
                                                    Leslie Hodges
                                            AVP Accounting and Finance

                            APPROVED FINANCIAL CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2002, 2001 AND 2000


APPROVED FINANCIAL CORP.

Contents                                                                                                Pages
--------                                                                                                -----
Reports of Independent Accountants                                                                       2 - 4

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001                                             5

Consolidated Statements of Income (Loss) and Comprehensive

Income (Loss) for the years ended December 31, 2002, 2001 and 2000                                       6

Consolidated Statements of Shareholders' Equity for the years

ended December 31, 2002, 2001 and 2000                                                                   7

Consolidated Statements of Cash Flows for the years ended

December 31, 2002, 2001 and 2000                                                                         8 - 9

Notes to Consolidated Financial Statements                                                              10 - 46

Quarterly Financial Data                                                                                47

Consolidating Balance Sheet as of December 31, 2002                                                     48

Consolidating Statements of Income (Loss) for the year ended December 31, 2002                          49

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Approved Financial Corp.

We have audited the accompanying consolidated balance sheet of Approved Financial Corp. and Subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2000, were audited by other auditors whose report dated February 23, 2001, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses in recent years. Effective December 3, 2001, a bank subsidiary of the Company entered into a Consent Supervisory Agreement with the OTS, which is further described in Note
23. The ability of the Company to continue as a going concern is dependent on many factors, including the securing of additional capital and returning to profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit of the consolidated financial statements referred to above were conducted for the purpose of forming an opinion on the consolidated financial statements as a whole. The supplemental consolidating balance sheet as of December 31, 2002 and the supplemental consolidating statement of operations for the year ended December 31, 2002, are presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the audit procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ Grant Thornton, LLP
Vienna, Virginia
February 21, 2003

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Approved Financial Corp.:

In our opinion, the accompanying consolidated statements of income (loss) and comprehensive income (loss), of shareholders' equity and of cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of Approved Financial Corp. and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Harrisburg, PA
February 23, 2001

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(Dollars in thousands, except per share amounts)

                                  ASSETS                                            2002                 2001
                                                                              ---------------     ------------------
          Cash                                                                  $     11,470        $        11,627
          Mortgage loans held for sale, net                                           36,306                 47,886
          Mortgage loans held for yield, net                                           6,309                 10,348
          Real estate owned, net                                                         444                    589
          Investments                                                                    816                  1,056
          Income taxes receivable                                                      1,241                    194
          Deferred tax asset, net                                                          -                  1,607
          Premises and equipment, net                                                  3,216                  3,793

          Other assets                                                                   841                  1,425
                                                                              ---------------     ------------------

           Total assets                                                         $     60,643        $       78,525
                                                                              ===============     ==================

                           LIABILITIES AND EQUITY

Liabilities:
          Revolving warehouse loan                                              $     10,379        $         3,280
          Mortgage notes payable                                                       1,679                  1,745
          Subordinated Promissory Notes                                                2,525                  2,499
          Subordinated Certificate of indebtedness                                     2,076                  2,063
          FDIC Certificates of deposits                                               37,830                 59,903
          FDIC Money market account                                                    1,845                  2,232
          Accrued and other liabilities                                                2,153                  1,420
                                                                              ---------------     ------------------

          Total liabilities                                                           58,487                 73,142
                                                                              ---------------     ------------------

Commitments and contingencies                                                              -                      -

Shareholders' equity:

          Preferred stock series A, $10 par value;                                         1                      1
            Noncumulative, voting:
                  Authorized shares - 100
                   Issued and outstanding shares - 90
          Common stock, par value - $1                                                 5,482                  5,482
            Authorized shares - 20,000,000
             Issued and outstanding shares - 5,482,114

         Additional capital                                                              552                    552
         Retained deficit                                                             (3,879)                  (652)
                                                                              ---------------     ------------------

           Total equity                                                                2,156                  5,383
                                                                              ---------------     ------------------

             Total liabilities and equity                                       $     60,643        $        78,525
                                                                              ===============     ==================

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) for the years ended December 31, 2002, 2001 and 2000
(In thousands, except per share amounts)

                                                    2002               2001                2000
Revenue:
     Gain on sale of loans                        $     6,736        $     13,831        $     10,971
     Interest income                                    4,102               5,428               5,191
     Broker fee income                                     15                 649               2,399
     Other fees and income                              1,495               2,031               2,081
                                               ---------------    ----------------    ----------------
                                                       12,348              21,939              20,642
                                               ---------------    ----------------    ----------------

Expenses:
     Compensation and related                           5,243               9,462              11,477
     General and administrative                         5,323               5,872               7,779
     Write down of goodwill                                 -                 845                   -
     Loss on sale/disposal of fixed assets                  -                 162                  42
     Loan production expense                            1,179               1,792               1,151
     Interest expense                                   2,945               3,852               3,852
Provision  for loan losses - Held for Yield &               -                   -                 638
Held for Sale
Provision for loan losses - Held for Yield               (292)                 91                   -
Provision for losses on real estate owned                 384                 237                 451
 Unrealized loss on loans held for sale                   232                 782                   -
                                               ---------------    ----------------    ----------------
                                                       15,014              23,096              25,390
                                               ---------------    ----------------    ----------------

          Loss before income taxes                    (2,666)             (1,157)             (4,748)

Provision for (benefit from) income taxes                 561               1,483             (1,456)
                                               ---------------    ----------------    ----------------

          Net loss                                    (3,227)             (2,640)             (3,292)

Other comprehensive loss, net of tax:
  Unrealized gain on securities:

     Unrealized holding gain during period                 -                  12                   4
                                               ---------------    ----------------    ----------------

Comprehensive loss                                $   (3,227)        $    (2,628)        $     (3,288)
                                               ===============    ================    ================

Net loss per share:
          Basic and Diluted                       $    (0.59)        $     (0.48)        $      (0.60)
                                               ===============    ================    ================


                                               ===============    ================    ================

Weighted average shares outstanding:
          Basic and Diluted                            5,482               5,482                5,482
                                               ===============    ================    ================


                                               ===============    ================    ================

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

                                                                                      Accumulated
                             Preferred Stock                                             Other
                                Series A             Common Stock        Additional  Comprehensive     Retained
                          --------------------------------------------
                           Shares     Amount     Shares       Amount       Capital   Income (Loss)     Earnings     Total
                          --------  ---------------------  ----------- -----------------------------------------------------
Balance at December 31,
  1999                         90      $   1   5,482,114     $  5,482      $    552    $     (16)      $  5,280   $ 11,299

   Net loss                                                                                              (3,292)    (3,292)

   Unrealized loss on
     investments
   Available for sale,
     net of tax of $5.9                                                                        4                         4
                          --------  ---------------------  ----------- -----------------------------------------------------

Balance at December 31,
  2000                         90          1   5,482,114        5,482           552          (12)         1,988      8,011

   Net loss                                                                                              (2,640)    (2,640)

   Unrealized loss on
     investments
   Available for sale,
     net of tax of $5.9                                                                       12                        12
                          --------  ---------------------  ----------- -----------------------------------------------------

Balance at December 31,
  2001                         90          1   5,482,114        5,482           552            -           (652)     5,383
   Net loss                                                                                              (3,227)    (3,227)
                          --------  ---------------------  ----------- -----------------------------------------------------

Balance at December 31,
  2002                         90      $   1   5,482,114     $  5,482      $    552    $       -       $ (3,879)  $  2,156
                          ========  =====================  =========== =====================================================

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2002, 2001 and 2000

                                                                    2002                   2001                   2000
                                                             -------------------    ------------------     ------------------
Operating activities
     Net loss                                                   $        (3,227)       $       (2,640)        $       (3,292)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating
       activities:
          Depreciation of premises and equipment                            595                   796                    643
          Amortization of goodwill                                            -                    67                    137
          Provision for loan losses - Held for Yield                       (292)                   91                    639
          Provision for losses on real estate owned                         384                   237                   (341)
          Unrealized loss on loans held for sale                            232                   782                      -
          Deferred tax expense                                            1,607                 1,897                 (1,337)
          Loss on sale of securities                                          -                     6                      -
          Loss on sale of real estate owned                                 305                     -                    792
          Loss on sale/disposal of fixed assets                             (1)                   162                     42
          Loss on write down of goodwill                                      -                   845                      -
          Proceeds from Sale and Prepayments of Loans                   231,658               350,404                268,185
          Originations of Loans, Net                                   (211,220)             (360,340)              (229,490)
          Gain on sale of loans                                          (6,736)              (13,831)               (10,971)
          Changes in assets and liabilities:
            Loan sale receivable                                              -                     4                     (2)
            Income tax receivable                                        (1,047)                 (194)                     -
            Other assets                                                    584                   263                    118
            Accrued and other liabilities                                   733                    54                 (1,060)
            Income tax payable                                                -                     -                  5,153

                                                             -------------------    ------------------     ------------------

Net cash provided by (used in) operating activities                      13,575               (21,397)                29,216

Cash flows from investing activities:

     Sales of securities                                                    240                     -                    240
     Sales of ARM fund shares                                                 -                 2,310                      -
     Purchase of premises and equipment                                     (20)                 (105)                  (253)
     Sales of premises and equipment                                          2                   762                    246
     Sales of real estate owned                                           1,465                 1,748                  2,777
     Real estate owned capital improvements                                 (31)                  (55)                  (408)
     Purchases of ARM fund shares                                             -                   (46)                  (150)
     Purchases of FHLB stock                                                  -                  (467)                  (297)
                                                             -------------------    ------------------     ------------------

Net cash provided by (used in) investing activities                       1,656                (4,147)                 2,155

Continued on Next Page

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued for the years ended December 31, 2002, 2001 and 2000
(In thousands)

                                                                       2002                  2001                2000
                                                                ------------------    ------------------   -----------------
Cash flows from financing activities:
     Borrowings - warehouse                                       $        91,538       $        39,247      $       54,289
     Repayments of borrowings - warehouse                                 (84,439)              (37,661)            (70,060)
     FHLB and LOC repayments, net                                               -                (3,000)             (1,648)
     Principal payments on mortgage notes payable                             (66)                 (784)                188
     Net increase (decrease) in:
       Subordinated Notes Payable                                              26                  (319)               (174)
       Subordinated Certificates of indebtedness                               13                    20                 (44)
       FDIC Certificates of deposit                                       (22,073)               25,471             (20,907)
       FDIC-insured money market account                                     (387)               (1,694)              3,926
                                                                ------------------    ------------------   -----------------

Net cash (used in) provided by financing activities                       (15,388)               21,280             (34,430)
                                                                ------------------    ------------------   -----------------

Net (decrease) increase in cash                                              (157)                4,030              (3,059)

Cash at beginning of year                                                  11,627                 7,597              10,656
                                                                ------------------    ------------------   -----------------

       Cash at end of year                                        $        11,470       $        11,627      $        7,597
                                                                ==================    ==================   =================


Supplemental cash flow information:
     Cash paid for interest                                       $         2,945       $         3,853      $        3,960
     Cash paid for income taxes                                                38                    41                   -

Supplemental non-cash information:
     Loan balances transferred to real estate                     $         1,671       $         1,370      $        2,232
       Owned

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 1.    Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation ("Approved"), and its subsidiaries (collectively, the "Company") operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured by first and subordinated liens on primarily one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who use mortgage products offered by Approved to serve the needs of their customers who are individual borrowers ("broker" or "wholesale") and an internal sales staff that originate mortgages directly with borrowers ("retail" and "direct"). Approved has two wholly owned subsidiaries through which it originated residential mortgages during the years of 2000, and 2001. The subsidiaries are Approved Federal Savings Bank (the "Bank"), a federally chartered thrift institution and Approved Residential Mortgage, Inc. ("ARMI"). ARMI had no active loan origination operations as of December 31, 2001 and all loan originations were conducted through the Bank in 2002. Approved has a third wholly owned subsidiary, Approved Financial Solutions ("AFS"), through which it offered other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers during 2000 and 2001, however, it ceased offering these products in 2002. On April 1, 2000 the Company, as part of its expense reduction initiatives, transferred all assets of Mortgage One Financial Corporation ("MOFC") d/b/a ConsumerOne Financial ("ConsumerOne"), a wholly owned subsidiary of Approved, to the Bank. The operations related to ConsumerOne, which was origination of retail mortgage loans, were discontinued during 2001.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Cash and cash equivalents: Cash and cash equivalents consist of cash on deposit at financial institutions and short-term investments that are considered cash equivalents if they were purchased with an original maturity of three months or less.

Loans held for sale: Loans, held for sale, are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements net of deferred fees and valuation allowance.

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

Valuation Allowance: As of each financial reporting date, management evaluates and reports all held for sale loans at the lower of cost or market value. Any decline in value, including those attributable to credit quality, are accounted for as a charge to provision for valuation allowance for held-for-sale loans. Valuation allowances are established based on the age of the loan as well as special circumstances known to management that merit a valuation allowance. Loans held 90 days or less that do not fall into a special circumstance category are carried at cost. A valuation allowance of 5.5% is charged against first lien non-conforming mortgage loans held over 90 days and a valuation allowance of 20% is charged against subordinated liens held over 90 days that do not fall into a special circumstance category. All loans considered to be special circumstance are carried at the net realizable value. The net realizable value represents the current appraised or listed property valuation less estimated cost to liquidate the property. The difference in the principal value of the loan and the net realizable value is recorded as a Valuation Allowance. Provision for valuation allowance is charged against income and is not eligible for inclusion in Tier 2 capital for risk based capital purposes. The impact on Tier 2 capital is the primary difference between loss reserves for HFS (valuation allowance) loans and HFY (ALLL) loans.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

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

Interest on loans is credited to income based upon the principal amount outstanding. Interest is accrued on loans until they become 59 days or more past due. All interest accrued but not collected for loans that are placed on nonaccrual or changed off is reversed against interest income. The interest on these loans is accounted for on the cash-basis, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Advertising costs:  Advertising costs are expensed when incurred.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

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

Comprehensive Income: The Company classifies items of other comprehensive loss by their nature in a financial statement and displays the accumulated balance of other comprehensive loss separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. The only item the Company has in Comprehensive Loss for the three years ended December 31, 2002, are unrealized holding gains and losses on securities, net of deferred taxes.

Goodwill recognition policy: Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Periodically, the company reviews the recoverability and the estimated remaining life of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In fiscal years 2001 and 2000, goodwill was amortized using the straight-line method over 10 years. In 2002, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other

Intangible Assets, amortization of goodwill was not applied. The adoption of this pronouncement did not have a material impact on the financial statements.



APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 1.  Organization and Summary of Significant Accounting Policies, continued:

Liquidity: The company finances its operating cash requirements primarily through certificates of deposit, warehouse credit facilities, and other borrowings. Our borrowings were 82.5% of total assets at December 31, 2002 compared to 91.3% at December 31, 2001.

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

Reclassifications: Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 1.  Organization and Summary of Significant Accounting Policies, continued:

New accounting pronouncements:

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of provisions of SFAS No. 125 without reconsideration. The Statement requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or repledge. The Statement includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on financial condition or results of operation of the Company.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds FASB No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. The adoption of this pronouncement did not have a material impact on the financial statements.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this pronouncement is not expected to have a material impact on the financial statements.

In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The provisions of this statement are effective for acquisitions for which the date of the acquisition is on or after October 1, 2002. The adoption of this pronouncement did not have a material impact on the financial statements.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to follow APB 25 and has complied with the disclosure requirements of SFAS 123 and 148.

                                                                              2002           2001           2000
                                                                        --------------- -------------- --------------
Net Loss                                                                     $ (3,227)      $ (2,640)       $(3,292)
Add: Stock-based employee compensation expense included in reported net             -              -              -
   loss, net of related tax effects
Deduct: Total stock-based employee compensation expense determined under            -              5             11
   fair value based method for all awards, net of related tax effects

                                                                        --------------- -------------- --------------
Pro forma net loss                                                             (3,227)        (2,645)        (3,303)
                                                                        =============== ============== ==============
Loss per share:
   Basic and diluted - as reported                                              (0.59)         (0.48)         (0.60)
                                                                        =============== ============== ==============
   Basic and diluted - pro forma                                                (0.59)         (0.48)         (0.60)
                                                                        =============== ============== --------------


APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 2.  Investments:

The cost basis and fair value of the Company's investments at December 31, 2002 and 2001, are as follows (in thousands):

                                                  2002                                  2001
                                      ------------------------------     -----------------------------------
                                         Cost              Fair               Cost                Fair
                                        Basis             Value              Basis               Value
                                      -----------      -------------     --------------     ----------------

FHLB stock                                    816                816              1,056                1,056
                                      -----------      -------------     --------------     ----------------

                                            $ 816              $ 816             $1,056               $1,056
                                      ===========      =============     ==============     ================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 3.   Mortgage Loans Held for Sale:

The Company owns first and second mortgages, which are being held as inventory for future sale. The loans are carried at the lower of cost or market. Loans pledged totaled $274,000 at December 31, 2002. All of these loans are pledged as collateral for the warehouse financing. Loans at December 31, 2002 and 2001, were as follows (in thousands):

                                                                               2002                          2001
                                                                      -----------------------       ----------------------
Mortgage loans held for sale, net of valuation allowance of $661
and $617, respectively                                                           $     36,199                 $     47,846
Net deferred origination fees and other costs                                             107                           40

                                                                      -----------------------       ----------------------
Total mortgage loans, net                                                        $     36,306                 $     47,886
                                                                      =======================       ======================

Changes in the valuation allowance for loans held for sale for the years ended December 31, 2002 and 2001 were (in thousands):

                                                  2002                      2001
                                           ------------------        -------------------
    Balance at beginning of year                  $       617                  $       -
    Provision                                             245                        903
    Charge off                                           (201)                      (286)
                                           ------------------        -------------------

       Balance at end of year                     $       661                  $     617
                                           ==================        ===================

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 4.   Mortgage Loans Held for Yield:

The Savings Bank holds certain first-lien mortgage loans to obtain a favorable interest margin. The loans are carried at cost. These loans are obtained either by direct purchase from AFC or designated as held for yield when funded by the Bank. Certain of these loans have been pledged as collateral for the FHLB financing. Loans held for yield at December 31, 2002 and 2001 were as follows (in thousands):

                                                                                   2002                   2001
                                                                          ---------------------      --------------
Mortgage loans held for yield                                                      $      6,932          $   11,378
Net deferred origination fees and other costs                                              (104)               (150)
Specific allowance for loan losses                                                          (99)               (187)
General allowance for loan losses                                                          (420)               (693)
                                                                          ---------------------      --------------
Total mortgage loans, net                                                          $      6,309          $   10,348
                                                                          =====================      ==============

At December 31, 2002, and 2001, the recorded investment in impaired loans totaled $0.7 million, and $1.3 million, respectively. The average recorded investment in impaired loans for the year ended December 31, 2002, and 2001 was $0.8 million and $1.4 million, respectively. Interest income recognized related to these loans was $36,000, and $99,000 during 2002 and 2001 respectively.

Nonaccrual loans were $0.8 million and $1.6 million at December 31, 2002 and 2001, respectively. The amount of additional interest that would have been recorded had these loans not been placed on nonaccrual status was approximately $44,000 and $168,000 in 2002 and 2001, respectively.

Changes in the allowance for loan losses for the years ended December 31, 2002 and 2001 were (in thousands):

                                                          2002                      2001
                                                  --------------------     ----------------------
     Balance at beginning of year                           $      880                $    1,380
     Transfer from held for sale loans                               -                        99
     Charge Offs                                                  (258)                     (746)
     Recoveries                                                    189                        56
     Provision                                                    (292)                       91
                                                  --------------------     ---------------------

       Balance at end of year                               $      519                $      880
                                                  ====================     =====================

All held for yield loans, including impaired loans, have a related allowance for loan losses.

APROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 5.   Real Estate Owned:

Real estate owned is valued at the lower of cost or fair market value, net of estimated disposal costs.

Changes in the real estate owned valuation allowance for the years ended December 31, 2002, 2001 and 2000 were (in thousands):

                                                      2002                   2001                2000
                                                 ---------------       ----------------     ---------------
Balance at beginning of year                     $        113          $         376        $       717
Provision                                                 384                    237               (341)
Charge Off                                               (305)                  (500)                 0
                                                 ---------------       ----------------     ---------------

     Balance at end of year                      $        192          $         113        $       376
                                                 ===============       ================     ===============

Note 6.   Premises and Equipment:

Premises and equipment at December 31, 2002 and 2001, were summarized as follows (in thousands):

                                                                                     2002                      2001
                                                                              -------------------      --------------------
Land                                                                          $             1,173      $              1,173
Building & Improvements                                                                     2,005                     2,005
Office Equipment & Furniture                                                                1,529                     1,656
Computer Software/Equipment                                                                 1,990                     1,971
Vehicles                                                                                       92                        92
                                                                              -------------------      --------------------

                                                                                            6,789                     6,897
Less accumulated depreciation and amortization                                              3,573                     3,104
                                                                              -------------------      --------------------

     Premises and equipment,                                                  $             3,216      $              3,793
                                                                              ===================      ====================

The Company has several capital leases for computer and other equipment included in the premises and equipment table above. See Note 7 for further discussion on capital leases.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 7.   Capital Leases:

Assets recorded under capital leases at December 31, 2002 and 2001, consist of the following (in thousands):

                                                                     2001                   2000
                                                              ------------------     ------------------
Computer equipment                                            $             154      $             154
Furniture & equipment                                                       141                    224
Less:  Accumulated amortization                                            (295)                  (361)
                                                              ------------------     ------------------

                                                              $               -      $              17
                                                              ==================     ==================

Amortization expense for the years ended December 31, 2002 and 2001, approximated $17,000 and $71,000, respectively.

Future minimum rental commitments of $21,000 are all due during the next twelve months ending December 31, 2002. All capital leases expired in 2002 and there are no further rental commitments as of December 31, 2002.

The Company has the option to purchase these assets at an established price at the end of the lease terms. The Company recognized approximately $500 and $7,000 of interest expense related to the lease obligations for the years ended December 31, 2002 and 2001, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 8.   Leases

The Company leases some of its office facilities and equipment under operating leases, which expire at various times through 2005. Lease expense was $0.2 million, $0.6 million, and $0.8 million in 2002, 2001 and 2000, respectively. Total minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2002, were as follows (in thousands):


                             2003                      $       331
                             2004                              156
                             2005                               36
                                                       -----------
                                                       $       523
                                                       ===========

     APPROVED FINANCIAL CORP.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

     Note 9.   Revolving Warehouse Facilities:

     Amounts outstanding under revolving warehouse facilities at December 31, 2002 and 2001, were as follows (in thousands):

                                                                            2002                     2001
                                                                     ------------------       -----------------
Warehouse facility with commercial bank collateralized by
mortgages/deeds of trust; with interest at 4.43% to 5.43% over one month LIBOR rate (2.12% at December 31, 2001); total credit
available $7 million.(1)                                              $              -         $           504

Warehouse facility with commercial bank collateralized by
mortgages/deeds of trust; with interest at 1.25% over Prime rate
(4.75% at December 31, 2002); total credit available
$25 million.(2)
                                                                                10,379                   2,776
                                                                     ------------------       -----------------

                                                                     $          10,379         $         3,280
                                                                     ==================       =================

     (1) The Bank allowed this credit facility to expire because it was more costly than other facilities and was not administratively compatible with the wholesale lending process.
     (2) The company receives advances of 98% of first mortgages and 96% on 2/nd/ mortgages. There is no stated expiration date for this credit facility.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 10.   Certificates of Deposits:

The following table sets forth various interest rate categories for the FDIC-insured certificates of deposit of the Bank as of December 31, 2002 and 2001(in thousands):

                                                      2002                                         2001
                                      -------------------------------------     --------------------------------------
                                       Weighted                                    Weighted
                                       Average                                     Average
                                        & Rate               Amount                 % Rate               Amount
                                      -----------    ----------------------     -------------    ---------------------
2.99% or less                               2.26     $              22,595              2.75     $             10,554
3.00 - 3.49                                 3.12                     6,632              3.21                   15,504
3.50 - 3.99                                 3.50                       396              3.81                    3,469
4.00 - 4.49                                    -                         -              4.25                    1,587
4.50 - 4.99                                    -                         -              4.82                    3,269
5.00 - 5.49                                 5.25                     4,740              5.16                   16,573
5.50 - 5.99                                 5.62                     2,376              5.60                    4,458
6.00 - 6.49                                 6.06                     1,091              6.10                    1,289
6.50 - 6.99                                    -                         -              6.77                    2,603
7.00 and above                                 -                         -              7.08                      597
                                      -----------    ----------------------     -------------    ---------------------

                                            3.12     $              37,830              4.25     $             59,903
                                      ===========    ======================     =============    =====================

The following table sets forth the amount and maturities of the certificates of deposit of the Bank at December 31, 2002 (in thousands):

                                          Over Six             Over One
                                         Months and            Year and
                    Six Months           Less than            Less than            Over Two
                      or Less             One Year            Two Years              Years              Total
                  ----------------     ---------------     ---------------      --------------     ----------------
2.99% or less        $      20,713        $      1,832        $          -         $         -        $      22,595
3.00 - 3.49                  2,970               3,563                  99                   -                6,632
3.50 - 3.99                    297                  99                   -                   -                  396
4.00 - 4.49                      -                   -                   -                   -                    -
4.50 - 4.99                      -                   -                   -                   -                    -
5.00 - 5.49                   3748                 298                 694                   -                4,740
5.50 - 5.99                    693               1,683                   -                   -                2,376
6.00 - 6.49                    298                 793                   -                   -                1,091
                  ----------------     ---------------     ---------------      --------------     ----------------
                     $      28,719        $      8,318        $        793         $       -          $      37,830
                  ================     ===============     ===============      ==============     ================

At December 31, 2002 and December 31, 2001, 73 and 117 certificates of deposit totaling $7.3 million and $29.5 million were in amounts of $100,000 or greater.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 11.  Money Market Deposits

At December 31, 2002, the Bank had $1.8 million in money market deposits. All money market deposits have a variable rate of interest and can be redeemed at any time. The interest rate is based upon a four-week average of the 90-day LIBOR rate less 25 basis points. The interest rate is adjusted monthly. At December 31, 2002 the interest rate on all money market deposits was 1.22%.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 13.   Subordinated Promissory Notes:

Subordinated Promissory Notes are due primarily, to affiliated individuals who are officers and or directors of the company representing 71% of the amounts outstanding, and to non-affiliated parties representing 29% of the amount outstanding, at December 31, 2002. These notes are subordinate to the line of credit and all other collateralized indebtedness of the Company. Interest expense on subordinated promissory notes was $228,000, $255,000, and $282,000, in 2002, 2001 and 2000, respectively. The interest rates on the notes range from 5.00% to 10.00% and the notes mature as follows (in thousands):


        2003                                $         835
        2004                                          125
        2005                                        1,565

                                          ---------------
                                            $       2,525

                                          ===============

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 14.  Certificates of Indebtedness:

Certificates of indebtedness are uninsured deposits authorized for financial institutions such as the Company, which have Virginia industrial loan association charters. The certificates of indebtedness are loans from Virginia residents for periods of one to five years at interest rates between 6.75% and 10.50%. Interest expense on the certificates was $209,000, $211,000, and $196,000 in 2002, 2001 and 2000, respectively.

Certificates of indebtedness maturities were due as follows as of December 31, 2002 (in thousands):

                 2003                               $        286
                 2004                                        443
                 2005                                        533
                 2006                                        179
                 2007                                        635
                                                   -------------

                                                    $      2,076
                                                   =============

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 15.  Mortgage Notes Payable:

The Company had two mortgage notes payable to a commercial bank at December 31, 2000, which were collateralized by the present and former office buildings used by the Company as corporate headquarters. The former office building was sold during 2001 and the associated mortgage note was paid in full.

The mortgage note is summarized as follows (in thousands):

                                                      2002          2001
                                                   ----------    ----------

Mortgage note with commercial bank
collateralized by office building; original
amount $2,025,000; monthly payments of $21,170;
matures January 2016; with interest at 8.625%         $ 1,679       $ 1,745
                                                   ----------    ----------

                                                      $ 1,679       $ 1,745
                                                   ==========    ==========


Interest expense on mortgage loans payable was $148,000, $186,000 and $205,000 in 2002, 2001 and 2000 respectively.

Aggregate maturities for mortgage payable are as follows as of December 31, 2002 (in thousands):

                 2003                               $        74
                 2004                                        81
                 2005                                        88
                 2006                                        96
                 2007                                       104
                 Thereafter                               1,236
                                                   ------------

                                                    $     1,679
                                                   ============

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in 1995 and, if fully adopted, changes the method of recognition of cost on plans similar to those of the Company. The Company has adopted the alternative disclosure established by SFAS No. 123. Therefore, pro forma disclosures as if the Company adopted the fair value recognition requirements under SFAS No. 123 are presented.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 16.  Stock Options, continued:

A summary of the Company's stock options, including weighted average exercise price (Price) as of December 31, 2002, 2001, and 2000, and the changes during the years is presented below:

                                                     2002                          2001
                                          --------------------------    --------------------------
                                             Shares        Price           Shares        Price
                                          ------------  ------------    ------------  ------------
Outstanding at beginning of year               87,650        $ 4.13         117,700        $ 4.21
Granted                                             -             -               -             -
Cancelled                                           -             -           1,000          9.75
Cancelled                                       8,000          4.00          29,050          4.00
                                          ------------  ------------    ------------  ------------
Outstanding at end of year                     79,650        $ 4.14         117,700        $ 4.13
                                          ============  ============    ============  ============

Options available for future grant            168,850                       138,800
                                          ============                  ============

Weighted-average fair value of
  options granted during year                                $    -                        $    -
                                                        ============                  ============

                                                     2000
                                          --------------------------
                                             Shares        Price
                                          ------------  ------------
Outstanding at beginning of year              118,400        $ 4.37
Granted                                        19,000          4.00
Cancelled                                       1,800          9.75
Cancelled                                         600         13.50
Cancelled                                      17,300          4.00
                                          ------------    ----------
Outstanding at end of year                    117,700        $ 4.21
                                          ============    ==========

Options available for future grant            138,800
                                          ============

Weighted-average fair value of
  options granted during year                                $ 1.01
                                                          ==========

     The weighted-average remaining contractual life of options granted at December 31, 2002, 2001 and 2000 was 6 years, 7 years, and 8 years respectively. At December 31, 2002 there were 77,900, 1,400, and 350 options exercisable at $4.00, $9.75, and $13.50 per share, respectively. The fair value of each option granted during 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero; expected volatility of 151.42% in 2000; risk-free interest rate of 6.26% for options granted in March 2000, 5.74% for options granted in October 2000. The assumption for the expected life of the options is 10 years for the date of issuance for all options.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 16.  Stock Options, continued:

The fair value of each option granted during 2000is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero; expected volatility of 151.42%; risk-free interest rate of 6.26% for options granted in March 2000 and 5.74% for options granted in October 2000. The assumption for the expected life of the options is 10 years for the date of issuance for all options.

Had compensation cost for the years 2002, 2001 and 2000 for stock-based compensation plans been recorded by the Company, the Company's pro forma net loss and pro forma net loss per common share for 2002, 2001 and 2000 would have been as follows:

(In thousands, except per share amounts)

                                                   Year Ended                              Year Ended
                                                December 31, 2002                       December 31, 2001
                                        ---------------------------------       ---------------------------------
                                          As Reported         Pro Forma           As Reported         Pro Forma
                                        ---------------------------------       ---------------------------------
Net loss                                     $ (3,227)          $ (3,227)            $ (2,640)          $ (2,645)
Net loss per common share - Basic               (0.59)             (0.59)               (0.48)             (0.48)
Net loss per common share - Dilutive            (0.59)             (0.59)               (0.48)             (0.48)

                                                   Year Ended
                                                December 31, 2000
                                        ---------------------------------
                                          As Reported         Pro Forma
                                        ---------------------------------
Net loss                                     $ (3,292)          $ (3,303)
Net loss per common share - Basic               (0.60)             (0.60)
Net loss per common share - Dilutive            (0.60)             (0.60)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. There were no awards prior to 1997 and additional awards in future years are anticipated. As a result of the 1999 repricing of 9,150 options, the Company is subject to compensation expense if the fair value of the company's stock were to go above $4.00 per share.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 17. Shareholders' Equity

The Capital Stock of the Company consists of 20,000,000 shares of Common Stock having a par value of $1.00 per share, 100 shares of Preferred Stock Series A having a par value of $10.00 per share, and 50,000 shares of Preferred Stock Series B having a par value of $10.00. At December 31, 2002 and 2001 there were 5,482,114 shares of common stock issued and outstanding, 90 shares of Preferred Stock Series A issued and outstanding, and no shares of Preferred Stock Series B were issued and outstanding.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 18.  Earnings Per Share:

The Company's earnings per share have been calculated in accordance with SFAS No. 128, "Earnings Per Share." The statement requires calculations of basic and diluted earnings per share. These calculations are described in Note 1. The following table shows the reconciling components between basic and diluted earnings per share, outstanding common stock equivalents are not included as they are currently anti-dilutive:

                                                                  Weighted Average
                                                                       Shares
                                               Net Loss              Outstanding            Loss Per
                                             (Numerator)            (Denominator)            Share
                                           ------------------------------------------------------------
For the Year Ended December 31, 2002

Basic and dilutive earnings per share           $(3,227,000)              5,482,114            $ (.59)
                                           ==================     ==================     ==============

For the Year Ended December 31, 2001

Basic and dilutive earnings per share           $(2,640,000)              5,482,114            $ (.48)
                                           ==================     ==================     ==============

For the Year Ended December 31, 2000

Basic and dilutive earnings per share           $(3,292,000)              5,482,114            $ (.60)
                                           ==================     ==================     ==============

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 19.  Income Taxes:

The components of income tax (benefit) expense for the years ended December 31, 2002, 2001 and 2000, were as follows (in thousands):

                                          2002          2001          2000
                                      ------------  ------------  ------------

Current                                 $  (1,046)    $    (414)    $    (119)
Deferred                                    1,607         1,897        (1,337)
                                      ------------  ------------  ------------

                                        $     561     $   1,483     $  (1,456)
                                      ============  ============  ============


The provision for (benefit from) income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal tax rate of 34% to income before taxes. The principal reasons for these differences for the years ended December 31, 2002, 2001 and 2000, were (in thousands):

                                          2002          2001          2000
                                      ------------  ------------  ------------

Provision for (benefit from)
  income taxes at statutory
  federal rate                          $    (906)    $    (393)    $  (1,614)
State income taxes, net                      (119)          (52)         (219)
  of federal benefit
Nondeductible expenses                         24            26            24
Allowance for deferred tax asset            1,562         2,343           479
IRS examination adjustments                     -          (443)            -
Other, net                                      -             2          (126)
                                      ------------  ------------  ------------

                                        $     561     $   1,483     $  (1,456)
                                      ============  ============  ============

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 19.   Income Taxes, continued:

Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 and 2001, were (in thousands):

                                                        2002          2001
                                                    ------------  ------------

Deferred tax assets:
  Allowance for loan and real estate
    owned losses                                      $     530     $     622
  Deferred loan fees                                          -           103
  Mark to market on mortgage loans
    held for sale                                           107           646
  Net Operating Loss carryforward (1)                     2,765         2,181
  Deferred income                                             3            15
  Accrued premium recapture                                   9            21
  Accrued expenses                                          406            70
  Accrued 401(k) match                                        -            87
  Accrued insurance expense                                  49            64
  Goodwill                                                  779           712
                                                    ------------  ------------

Total deferred tax assets                                 4,648         4,521

Deferred tax liabilities:
  Depreciation                                              264            92
                                                    ------------  ------------

Total deferred tax liabilities                              264            92
                                                    ------------  ------------

Deferred tax asset, net of liabilities                    4,384         4,429
Valuation allowance                                       4,384         2,822
                                                    ------------  ------------

Net deferred tax asset                                        -     $   1,607
                                                    ============  ============

(1) The net operating loss carryforward expires on December 31, 2020.

At December 31, 2002 and 2001, management of the Company reviewed recent operating results and projected future operating results. Realization of the tax loss and credit carryforwards is contingent on future taxable earnings in the appropriate jurisdictions. Valuation allowances have been recorded for deferred income tax assets which may not be realized. There was a net increase in the valuation allowance of $1,562,000 and $2,343,000 in 2002 and 2001, respectively. As of December 31, 2002, the deferred tax asset is fully reserved, as future income to be earned to utilize the asset is uncertain.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 20.  Retirement Plans:

The Company has a defined contribution profit sharing plan, which is administered by officers of the Company. Company contributions to the plan are discretionary, as authorized by the Board of Directors. There were no contributions for 2002, 2001 and 2000. Participants are also eligible to make voluntary contributions to the plan, at the discretion of the administrator. There were no voluntary contributions to the plan for the years ended December 31, 2002, 2001 and 2000.

Subsequent to year end the Company dissolved their nonqualified retirement plan. The plan allowed several key members of management to defer compensation from the current year. The Company made no contributions for the years ended December 31, 2002, 2001 and 2000.

The Company sponsors a 401(k) Retirement Plan. The Plan is a defined contribution plan covering all employees who have completed at least one year of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company contributes an amount equal to 50% of a participant's payroll contribution up to 6% of a participant's annual compensation. The Company's contributions to the plan for the years ended December 31, 2002, 2001 and 2000, were $68,000, $65,000, and $94,000, respectively.

Note 21.  Commitments and Contingencies:

The Company is, from time to time, subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings, net of expense accruals recorded as of December 31, 2002, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

In February 2003, the Company settled a lawsuit with a former employee. As this was a contingent liability at December 31, 2002, an expense of $800,000 was recorded in the statement of operations related to this liability as of December 31, 2002. The liability is included in "Accrued and other liabilities" on the statement of financial condition.

Note 22.  Employment Agreements:

The Company has employment agreements with various employees. Absent notification of termination, the agreements provide for automatic term renewals of one year. Among other things, the agreements provide for severance benefits payable to the officers upon termination of employment following a change of control in the Company.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 23.  Regulatory Capital:

Financial institutions, such as the Bank, Are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory - and possibly discretionary
- actions by regulators that, if undertaken, could have a direct, material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practice. The Bank's capital amounts and classifications are also subject to the qualitative judgments by the regulators about components, risk weightings and other factors. Regulations of the Office of Thrift Supervision (OTS) currently maintain three capital standards: a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The tangible capital standard requires the Bank to maintain tangible capital of not less than 1.5% of total adjusted assets. As it applies to the Bank, "tangible capital" means core capital (as defined below).

The core capital standard requires the Bank to maintain core capital of not less than 4.0%. Core capital includes the Bank's common shareholder's equity, adjusted for certain non-allowable assets.

The risk-based standard requires the Bank to maintain capital equal to 8.0% of risk-weighted assets. The rules provide that the capital ratio applicable to an asset will be adjusted to reflect the degree of credit risk associated with such asset, and the asset base used for computing the capital requirement includes off-balance sheet assets.

At December 31, 2002 and 2001, the most recent notification from the OTS categorized the Bank as well-capitalized, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The following table reconciles the Bank's capital to regulatory capital (in thousands):

                                                  Tangible           Core            Risk-Based
                                                  Capital           Capital            Capital
                                               --------------    --------------    --------------
December 31, 2002
GAAP capital                                        $  5,206          $  5,206          $  5,206

Non-allowable asset: goodwill                            (71)              (71)              (71)

Additional capital item: general allowance                 -                 -               420
                                               --------------    --------------    --------------
Regulatory capital (computed)                          5,135             5,135             5,555
Minimum capital requirement                              895             2,386             3,229
                                               --------------    --------------    --------------
Excess regulatory capital                           $  4,240          $  2,749          $  2,326
                                               ==============    ==============    ==============
Ratios:
     Regulatory capital (computed)                      8.61%             8.61%            13.76%
     Minimum capital requirement                        1.50              4.00              8.00
                                               --------------    --------------    --------------
Excess regulatory capital                               7.11%             4.61%             5.76%
                                               ==============    ==============    ==============

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 23.  Regulatory Capital, continued:

                                                  Tangible           Core            Risk-Based
                                                  Capital           Capital            Capital
                                               --------------    --------------    --------------
December 31, 2001
GAAP capital                                        $  7,348          $  7,348          $  7,348

Non-allowable asset: goodwill                            (71)              (71)              (71)
Deferred Taxes                                          (365)             (365)             (365)
Additional capital item: general allowance                 -                 -               689
                                               --------------    --------------    --------------
Regulatory capital (computed)                          6,912             6,912             7,601
Minimum capital requirement                            1,159             3,091             4,483
                                               --------------    --------------    --------------
Excess regulatory capital                           $  5,753          $  3,821          $  3,118
                                               ==============    ==============    ==============
Ratios:
     Regulatory capital  (computed)                     8.94%             8.94%            13.57%
     Minimum capital requirement                        1.50              4.00              8.00
                                               --------------    --------------    --------------
Excess regulatory capital                               7.44%             4.94%             5.57%
                                               ==============    ==============    ==============

The payment of cash dividends by the Bank is subject to regulation by the OTS. The OTS measures an institution's ability to make capital distributions, which includes the payment of dividends, according to the institution's capital position. For institutions, such as the Bank, that meet their fully phased-in capital requirements, the OTS has established "safe harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Effective April 1, 1999, the OTS has adopted regulations that provide that an OTS-regulated institution will not have to file a capital distribution notice with OTS upon meeting certain conditions. Institutions can distribute amounts in excess of the safe harbor amount without the prior approval of the OTS. The Bank did not pay cash dividends to Approved in 2002, 2001 or 2000. The Bank is currently restricted from paying dividends by the OTS.

Effective December 3, 2001, the Bank entered into a Consent Supervisory Agreement (Agreement) with the OTS. This agreement required the Bank to revise various operation procedures, adopt new policies, and submit various interim reports to the OTS. The Bank believes it is in compliance with all provisions of the Agreement.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

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

Mortgage loans held for sale: The estimate of fair value is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of mortgage loans held for sale approximated $36,778,000 and $49,322,000 at December 31, 2002 and 2001,
respectively.

Mortgage loans held for yield: The estimate of fair value is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of mortgage loans held for yield approximated $6,235,000 and $10,657,000 at December 31, 2002 and 2001,
respectively.

Interest receivable and interest payable: The carrying amount approximates fair value.

Revolving warehouse lines: Collateralized borrowings consist of warehouse finance facilities and term debt. The warehouse finance facilities have maturities of less than one year and bear interest at market rates and, therefore, the carrying value is a reasonable estimate of fair value.

Certificates of deposit: The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The fair value of certificates of deposit approximated $38,089,000 and $60,290,000 at December 31, 2002 and 2001, respectively.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 24.  Disclosures About Fair Value of Financial Instruments, continued:

Mortgage loans payable: The fair value of mortgage loans payable is based on the discounted value of expected cash flows. The discount rates used are those currently offered for mortgage loans with similar remaining contractual maturities and terms. The fair value of the mortgage loans payable approximated $1,879,000 and $1,960,000 at December 31, 2002 and 2001, respectively.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001 and 2000

Note 26. Quarterly Financial Data (Unaudited):

The following is a summary of selected quarterly operating results for each of the four quarters in 2002 and 2001:

(In thousands, except per share data)

                                    March 31          June 30       September 30      December 31
                                 --------------   --------------   --------------   --------------
2002:
Gain on sale of loans                  $ 1,937          $ 1,802          $ 1,144          $ 1,852
Net interest income                        280              291              289              297
Provision for losses                        90                8               31              194
Other income                               479              383              294              355
Other expenses                           3,080            2,919            2,243            3,503
                                 --------------   --------------   --------------   --------------
Income (loss) before income
taxes                                     (474)            (451)            (547)          (1,193)
Provision for income taxes                 275            1,333             (500)            (547)
                                 --------------   --------------   --------------   --------------
Net income (loss)                      $  (749)         $(1,784)         $   (47)         $  (646)
                                 ==============   ==============   ==============   ==============
Basic and diluted net income
(loss) per share                       $ (0.14)         $ (0.33)         $ (0.01)         $ (0.12)
                                 ==============   ==============   ==============   ==============

2001:
Gain on sale of loans                  $ 2,777          $ 5,179          $ 3,586          $ 2,289
Net interest income                        378              496              328              373
Provision for losses                       112               76              (19)             158
Other income                               660              942              579              499
Other expenses                           4,727            6,212            4,400            3,577
                                 --------------   --------------   --------------   --------------
Income (loss) before income
taxes                                   (1,024)             329              112             (574)
Provision for income taxes                (378)             124               59            1,678
                                 --------------   --------------   --------------   --------------
Net income (loss)                      $  (646)         $   205          $    53          $(2,252)
                                 ==============   ==============   ==============   ==============
Basic and diluted net income
(loss) per share                       $ (0.12)         $  0.04          $  0.01          $ (0.41)
                                 ==============   ==============   ==============   ==============


During 2001 and 2002, a valuation allowance of $1.9 million and $1.6 million, respectively was recorded against the deferred tax asset.

Approved Financial Corp.
Consolidating Balance Sheet
December 31, 2002
(dollars in thousands)

                                                                                                        Approved
                                                                        Approved         Approved        Federal        Approved
                                                                       Financial       Residential       Savings       Financial
         ASSETS                   Consolidated      Eliminations         Corp.           Mortgage          Bank        Solutions
                                ----------------  ----------------  ---------------  ---------------  -------------  -------------
  Cash                            $      11,470     $           -     $        157     $         (5)    $   11,212     $      106
  Mortgage loans held for
    sale, net                            36,306                 -                -                -         36,306              -
  Mortgage loans held for
    yield, net                            6,309                 -                -                -          6,309              -
  Real estate owned, net                    444                 -               20               54            370              -
  Investments                               816            (5,342)           5,342                -            816              -
  Income taxes receivable                 1,241                 -              393               52            796              -
  Premises and equipment,
    net                                   3,216                 -               90                9          3,114              3
  Due from affiliates                         -            (1,518)           1,518                -              -              -
  Other assets                              841                 -               24                6            811              -
                                ----------------  ----------------  ---------------  ---------------  -------------  -------------
     Total assets                 $      60,643     $      (6,860)    $      7,544     $        116     $   59,734     $      109
                                ================  ================  ===============  ===============  =============  =============

 LIABILITIES AND EQUITY

Liabilities:
  Revolving warehouse loan        $      10,379     $           -     $          -     $          -        $10,379     $        -
  Mortgage payable                        1,679                 -                -                -          1,679              -
  Subordinated promissory
    notes                                 2,525                 -            2,525                -              -              -
  Certificates of
    indebtedness                          2,076                 -            2,076                -              -              -
  Certificates of deposits               37,830                 -                -                -         37,830              -
  FDIC insured Money market
    deposits                              1,845                 -                -                -          1,845              -
  Due to affiliates                           -            (1,518)             116               69          1,328              5
  Accrued and other
    liabilities                           2,153                 -              671                4          1,467             11
                                ----------------  ----------------  ---------------  ---------------  -------------  -------------
     Total liabilities                   58,487            (1,518)           5,388               73         54,528             16
                                ----------------  ----------------  ---------------  ---------------  -------------  -------------

Shareholder's equity:
  Preferred stock-series A                    1                 -                1                -              -              -
  Common stock                            5,482              (298)           5,482              250             32             16
  Additional capital                        552            (9,824)             552            5,282          4,542              -
  Retained (deficit) earnings            (3,879)            4,780           (3,879)          (5,489)           632             77
                                ----------------  ----------------  ---------------  ---------------  -------------  -------------

     Total equity                         2,156            (5,342)           2,156               43          5,206             93
                                ----------------  ----------------  ---------------  ---------------  -------------  -------------

     Total liabilities
       and equity                 $      60,643     $      (6,860)           7,544     $        116     $   59,734     $      109
                                ================  ================  ===============  ===============  =============  =============

Approved Financial Corp.
Consolidating Statement of Operations
For the year ended December 31, 2002
(dollars in thousands)

                                                                                                        Approved
                                                                        Approved         Approved        Federal        Approved
                                                                       Financial       Residential       Savings       Financial
         ASSETS                   Consolidated      Eliminations         Corp.           Mortgage          Bank        Solutions
                                ----------------  ----------------  ---------------  ---------------  -------------  -------------
Revenue:
  Gain on sale of loans           $       6,736                 -                -                -          6,736              -
  Interest income                         4,102                 -             (129)               1          4,229              1
  Other fees and income                   1,510                 -               78                -          1,404             28
                                ----------------  ----------------  ---------------  ---------------  -------------  -------------
                                         12,348                 -              (51)               1         12,369             29
Expenses:
  Compensation and related        $       5,243                 -            1,762                -          3,469             12
  General and administrative              5,323                 -           (1,770)              78          7,000             15
  Loan production expense                 1,179                 -                4               54          1,121              -
  Interest expense                        2,945                 -              437                -          2,508              -
  Provision for inter-company
    promissory note                           -                 -              152                -           -152              -
  Provision for loan/REO
    losses                                  324                 -               55                -            269              -
                                ----------------  ----------------  ---------------  ---------------  -------------  -------------
                                         15,014                 -              640              132         14,215             27
(Loss) income before income
  taxes                                  (2,666)                -             (691)            (131)        (1,846)             2

Provision for (benefit from)
  income taxes                              561                 -              131               151           296            (17)
                                ----------------  ----------------  ---------------  ---------------  -------------  -------------

Net (loss) income                 $      (3,227)                -             (822)            (282)        (2,142)            19
                                ================  ================  ===============  ===============  =============  =============