Form 10-Q
period 2003-03-31
APPROVED FINANCIAL CORP
filed 2003-05-15
CIK 1053924

Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 000-23775

Approved Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

Virginia	52-0792752

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1716 Corporate Landing Parkway, Virginia Beach, Virginia	23454

(Address of Principal Executive Office)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 1, 2003: 5,482,114 shares

APPROVED FINANCIAL CORP.

PART I.      FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002
(In thousands, except per share amounts)

	2003	2002

	Unaudited
ASSETS
Cash	$22,367	$11,470
Mortgage loans held for sale, net	27,851	36,306
Mortgage loans held for yield, net	1,707	6,309
Real estate owned, net	1,267	444
Investments	816	816
Income taxes receivable	1,241	1,241
Premises and equipment, net	3,104	3,216
Other assets	1,663	841

Total assets	$60,016	$60,643

LIABILITIES AND EQUITY
Liabilities:
Revolving warehouse loan	$10,700	$10,379
Mortgage note payable	1,661	1,679
Notes payable-related parties	2,525	2,525
Certificate of indebtedness	2,073	2,076
Certificates of deposits	38,120	37,830
Money market account	1,196	1,845
Accrued and other liabilities	1,256	2,153

Total liabilities	57,531	58,487

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock series A, $10 par value;
Noncumulative, voting:
Authorized shares – 100
Issued and outstanding shares – 90	1	1
Common stock, par value - $1
Authorized shares - 40,000,000
Issued and outstanding shares - 5,482,114	5,482	5,482
Additional capital	552	552
Accumulated deficit	(3,550)	(3,879)

Total equity	2,485	2,156

Total liabilities and equity	$60,016	$60,643

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS -
Three months ended March 31, 2003 and 2002
(In thousands, except per share amounts)
Unaudited

	2003	2002

Revenue:
Gain on sale of loans	$2,273	$1,937
Interest income	968	1,223
Broker fee income	9	8
Other fees and income	285	471

	3,535	3,639

Expenses:
Compensation and related	1,161	1,579
General and administrative	803	1,125
Advertising expense	14	32
Loan production expense	372	344
Interest expense	615	943
Provision for loan losses, held for yield	92	(202)
Provision for loan losses on real estate owned	51	129
Unrealized loss on loans held for sale	94	163

	3,202	4,113

Income (loss) before income taxes	333	(474)
Income taxes	4	275

Net income (loss)	329	(749)
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain during period	—	—

Comprehensive income (loss)	$329	$(749)

Net income (loss) per share:
Basic and Diluted	$0.06	$(0.14)

Weighted average shares outstanding:
Basic and Diluted	5,482	5,482

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS -
Three months ended March 31, 2003 and 2002
(Dollars in thousands)
Unaudited

	2003	2002

Operating activities
Net income (loss)	$329	$(749)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation of premises and equipment	95	173
Provision for loan losses – held for yield	92	(202)
Provision for losses on real estate owned	51	129
Unrealized loan losses – held for sale	94	163
Deferred tax expense	—	275
Loss on real estate owned	—	13
Proceeds from sale and prepayments of loans	72,016	81,485
Originations of loans, net	(58,061)	(62,590)
Gain on sale of loans	(2,273)	(1,937)
Changes in assets and liabilities:
Other assets	(822)	(11)
Accrued and other liabilities	(897)	35

Net cash provided by operating activities	10,624	16,784
Cash flows from investing activities:
Purchase of premises and equipment	—	(3)
Sales of premises and equipment	17	2
Sales of real estate owned	316	46
Real estate owned capital improvements	(1)	(13)

Net cash provided by investing activities	332	32

Continued on Next Page

APPROVED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
Three months ended March 31, 2003 and 2002
(Dollars in thousands)
Unaudited

	2003	2002

Cash flows from financing activities:
Borrowings – warehouse	$38,139	$20,725
Repayments of borrowings – warehouse	(37,818)	(16,433)
Principal payments on mortgage note payable	(18)	(16)
Net increase (decrease) in:
Notes payable	—	15
Certificates of indebtedness	(3)	21
Certificates of deposit	290	4,652
FDIC-insured money market account	(649)	(310)

Net cash (used in) provided by financing activities	(59)	8,654

Net increase in cash	10,897	25,470
Cash at beginning of year	11,470	11,627

Cash at end of year	$22,367	$37,097

Supplemental cash flow information:
Cash paid for interest	$615	$934
Cash paid for income taxes	$—	12
Supplemental non-cash information:
Loan balances transferred to real estate owned	$1,189	$675

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2003 and 2002

Note 1.     Organization and Summary of Significant Accounting Policies:

Organization:     Approved Financial Corp., a Virginia corporation (“Approved”), and its subsidiaries (collectively, the “Company”) operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who refer mortgage customers to the Company (“broker” or “wholesale”) and an internal sales staff that originate mortgages directly with borrowers (“retail” and “direct”).   Approved has one wholly owned subsidiary through which it originated residential mortgages during the years of 2003 and 2002, Approved Federal Savings Bank (the “Bank”), a federally chartered thrift institution. Prior to 2002, residential mortgages were originated through another wholly-owned subsidiary, Approved Residential Mortgage, Inc. (“ARMI”), which had no active loan origination operations for the three months ended March 31, 2002 and March 31, 2003. A third wholly owned subsidiary, Approved Financial Solutions (“AFS”), previously offered other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers, but was inactive during 2003.

Principles of accounting and consolidation: The consolidated financial statements of the Company include the accounts of Approved and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents: Cash and cash equivalents consist of cash on deposit at financial institutions and short-term investments that are considered cash equivalents if they were purchased with an original maturity of three months or less.

Loans held for sale:Loans, held for sale, are carried at the lower of aggregate cost or market value.  Market value is determined by current investor yield requirements net of deferred fees and valuation allowance.

Loans held for yield: Loans are stated at the amount of unpaid principal less net deferred fees, an allowance for loan losses and net of a valuation allowance as of March 31, 2003.  Interest on loans is accrued and credited to income based upon the principal amount outstanding.  Fees collected and costs incurred in connection with loan originations are deferred and recognized over the term of the loan.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2003 and 2002

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

Origination fees: Net origination fees are recognized over the life of the loan or, if sold, upon its sale.

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

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2003 and 2002

Note 1.     Organization and Summary of Significant Accounting Policies, continued:

Investments: The Company’s investment in the stock of the Federal Home Loan Bank (“FHLB”) of Atlanta is stated at cost.

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

Interest on loans is credited to income based upon the principal amount outstanding. Interest is accrued on loans until they become more than 59 days past due.  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Deferred Tax Asset: The net book value of deferred tax assets are based on management’s estimates and projections for loan origination and financial results for future periods. If management deems the deferred tax asset as not realizable, the deferred tax asset book value is adjusted by means of an increase in a related valuation allowance.

APPROVED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2003 and 2002

Note 1.     Organization and Summary of Significant Accounting Policies, continued:

Tax Refund Benefit 2002: A federal income tax benefit was recorded in 2002 based on the revised Federal tax law, enacted in 2002, whereby, in 2002 a company that experiences tax losses can carry the loss back up to five years to obtain a current tax refund.

Earnings per share: The Company computes “basic earnings per share” by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. “Diluted earnings per share” reflects the effect of all potentially dilutive potential common shares such as stock options and warrants and convertible securities.

Comprehensive Income: The Company classifies items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. For the three months ended March 31, 2003 and 2002, we had no other comprehensive income or loss.

Goodwill recognition policy:Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired.  Periodically, the company reviews the recoverability and the estimated remaining life of goodwill.  The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis.

Liquidity:  The company finances its operating cash requirements primarily through certificates of deposit, warehouse credit facilities, and other borrowings.  Our borrowings were 93.8% of total assets at March 31, 2003, compared to 92.9% at December 31, 2002.

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

Reclassifications:  Certain 2003 amounts have been reclassified to conform to the 2002 presentation.

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

For the three months ended March 31,	2003	2002

Net income/loss	$329	$(749)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net loss	329	(749)

Loss per share:
Basic and diluted – as reported	0.06	(0.14)

Basic and diluted – pro forma	0.06	(0.14)

Note 2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis of the financial condition and results of operations, for the three months ended March 31, 2003 and 2002 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

General

Approved Financial Corp. (“AFC”, “Holding Company”, “Parent Company”) is a Virginia-chartered financial institution, principally involved in originating, purchasing, servicing and selling loans secured primarily by conforming and non-conforming first and junior liens on owner-occupied, one-to-four-family residential properties. We offer both fixed-rate and adjustable-rate loans for debt consolidation, home improvements, purchase and other purposes.  Through our retail division we also originate, service and sell government mortgage products such as VA and FHA.  The term “non-conforming” as used in this report relates to a borrower that for various reasons may not fit the underwriting guidelines of traditional conforming/government agency mortgage products, but who exhibits the ability and willingness to repay the loan.

We utilize wholesale (through mortgage brokers) and retail (direct to the consumer) channels to originate mortgage loans.  At the broker level, we originate residential mortgages through relationships with an extensive network of independent mortgage brokers.

In the three months ended March 31, 2003, the dollar volume in the wholesale lending division accounted for 92.1% of total originations and the retail lending division accounted for 7.9% of total originations.  In the three months ended March 31, 2002, the dollar volume in the wholesale lending division accounted for 94.1% of total originations and the retail lending division accounted for 5.9% of total originations. Our current initiatives for the mortgage business focus on increasing future origination volume in a cost-effective manner primarily through the wholesale channel.

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

The Bank operates under a Consent Supervisory Agreement with the Office of Thrift Supervision  (“OTS”) dated December 3, 2001 (“Agreement”).  In compliance with regulatory instruction from the OTS, initiatives to enhance our capital base by means of potential private investments into Approved and/or a merger or acquisition transaction are part of our current business strategy. We cannot assure you that we will successfully secure such investors and/or an investment transaction structure suitable for the required OTS approval. Failure to do so may negatively affect our financial and operating condition and invoke additional OTS regulatory action. Our current business strategy is also dependent upon our ability to originate mortgage products that provide economic value. The implementation of our business strategy depends in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain capital investors and other forms of financing on favorable terms and which is suitable to OTS, retain qualified employees to implement our plans, profitably sell our loans on a regular basis and to expand in the face of competition and regulatory restrictions. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which would adversely affect our results of operations and financial condition.

Results of Operations

Results of Operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Net Income (Loss)

For the three months ended March 31, 2003, we reported net income of $329,000 compared to a net loss of $749,000 for the three months ended March 31, 2002. On a per share basis, the net income for the three months ended March 31, 2003 was $0.06 compared to net loss of $0.14 for the same period in 2002. The net income for the three month period is primarily due to a reduction in compensation and related expenses.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for our wholesale and retail divisions for the three months ended March 31, 2003 and 2002.  The retail division originates mortgages that are funded in-house and through other lenders (“brokered loans”). Brokered loans consist primarily of mortgages that do not meet our underwriting criteria or product offerings.

	Three Months Ended March 31,

(dollars in millions)	2003	2002

Dollar Volume of Loans Originated:
Wholesale (Broker)	$53.6	$59.2
Retail funded through other lenders	0.6	0.3
Retail funded in-house non-conforming	2.4	0.4
Retail funded in-house conforming and government	1.6	3.0

Total	$58.2	$62.9

Number of Loans Originated:
Broker	408	628
Retail funded through other lenders	3	2
Retail funded in-house non-conforming	16	3
Retail funded in-house conforming and government	11	22

Total	438	655

The dollar volume of loans originated in the three months ended March 31, 2003 (including retail loans brokered to other lenders) decreased 7.5% when compared to the same period in 2002.  The decrease in total loan originations was primarily due to a reduction in wholesale lending activity.

The dollar volume of loans funded in-house, which excludes Retail funded through other lenders, decreased 7.99% in the three months ended March 31, 2003 compared to the same period in 2002, primarily due to a reduction in wholesale lending activity.  Retail – funded through other lenders were $0.6 million during the three months ended March 31, 2003, which was a 100.0% increase compared to $0.3 million during the same period in 2002.

The volume of loans originated by the retail division, including Retail – funded through other lenders, for the quarter ended March 31, 2003, was $4.6 million compared to $3.7 million during the quarter ended

March 31, 2002.  This increase is primarily due to efforts to increase loans originated by the retail center.  At March 31, 2003, there was one active retail location that is located in the home office.

The volume of loans originated through the Company’s wholesale division, which originates loans through a network of mortgage brokers decreased 9.5% to $53.6 million for the three months ended March 31, 2003, compared to $59.2 million for the three months ended March 31, 2002.  The decrease was primarily the result of a reduction in loan origination activity contributed from the California wholesale operation center.

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

Nonconforming loan sales including discounted loan sales totaled $67.8 million for the three months ended March 31, 2003, compared to $74.3 million for the same period in 2002.

Nonconforming loan sales excluding discounted loan sales totaled $60.6 million for the three months ended March 31, 2003, compared to $72.4 million for the same period in 2002, and earned an average weighted premium of 3.56% and 2.47%, respectively.

For the three months ended March 31, 2003, the Company sold $7.3 million of loans, at a weighted average discount to par value of 6.45%. For the three months ended March 31, 2002, the Company sold $2.3 million of loans at a weighted average discount to par value of 1.39%. For the three months ended March 31, 2003, 62.7% of discounted loan sales were from the Held for Yield (“HFY”) portfolio. For the three months ended March 31, 2002 no discounted loan sales were from the HFY portfolio.

Conforming and government loan sales totaled $1.0 million for the three months ended March 31, 2003, compared to $3.9 million for the three months ended March 31, 2002 and earned a weighted-average premium of 1.65% compared to 1.0%, respectively.

Total loan sales were $68.8 million for the three months ended March 31, 2003, compared to total loan sales of $78.2 for the same period in 2002 and earned a weighted-average premium of 2.49% and 2.38%, respectively.

The total gain on sale of loans was $2.2 million at March 31, 2003 compared with $1.9 million for the same period in 2002. The increase in the combined gain on sale of loans was primarily the result of higher earned weighted average premiums on loans sold.  For the three months ended March 31, 2003, approximately 94.2% of loans sold (conforming & non-conforming) were originated by the wholesale division, compared to 95.6% for the three months ended March 31, 2002. Gain on the sale of mortgage loans represented 64.3% of total revenue for the three months ended March 31, 2003, compared to 53.2% of total revenue for the same period in 2002. This was primarily a result of increased loan sale premiums.

While we have never used securitization as a loan sale strategy, changes in the securitization marketplace have a residual affect on us to the extent our loan investor’s use this strategy as a form of financing their loan acquisition volume. Excessive competition during 1998 and 1999 and a coinciding reduction in interest rates in general caused an increase in the prepayment speeds for non-conforming loans. The valuation method applied to interest-only and residual assets (“Assets”), the capitalized assets created from securitization, include an assumption for average prepayment speed in order to determine the average life of a loan pool and an assumption for loan losses. The increased prepayment speeds as well as the magnitude of loan losses experienced in the industry were greater than the assumptions previously used by many securitization issuers and have resulted in an impairment or write down of Asset values for several companies in the industry. Additionally, in September of 1998, due to the Russian crisis, and again in the fourth quarter of 1999, due to Y2K concerns, a flight to quality among fixed income investors negatively impacted the pricing spreads for mortgage-backed securitizations compared to earlier periods and negatively impacted the associated economics to the issuers. Consequently, many companies accessing the securitization market place experienced terminal liquidity problems and others diverted to whole loan sale strategies in order to generate cash. This shift materially decreased the demand for and increased the supply of non-conforming mortgage loans in the secondary marketplace, which resulted in significantly lower premiums on non-conforming whole-loan mortgage sales beginning in the fourth quarter of 1998 and continuing into 2000 when compared to earlier periods. However, since 2001 there has been a gradual demand and supply equilibrium returning to the non-conforming whole loan sale marketplace.

Loan sale premiums do not include loan origination fees collected at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold.

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

Origination fee income included in the gain on sale of loans for the three months ended March 31, 2003, was $161,000, compared to $176,000 for the three months ended March 31, 2002.  The decrease is the result of a decrease in the volume of loans sold.  Our non-conforming retail loan sales for the three months ended March 31, 2003 comprised 4.4% of total non-conforming loan sales, with average loan origination fee income earned of 5.0%.  For the three months ended March 31, 2002, non-conforming retail loan sales were 4.4% of total non-conforming loan sales with average origination fee income of 3.3%.  Average origination fee income from conforming and government loans was 1.0% for the three months ended March 31, 2003, compared to 2.1% for the three months ended March 31, 2002.   Costs associated with selling loans were approximately 7 basis points for the three months ended March 31, 2003 compared to 5 basis points for the three months ended March 31, 2002.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations.  These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan’s yield using the level-yield method.  The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold. Average services rendered fees paid on mortgage broker referral originations for the three months ended March 31, 2003 was 19 basis points compared to 21 basis points for the three months ended March 31, 2002.

Interest Income and Expense

Interest income for the three months ended March 31, 2003 was $1.0 million compared with $1.2 million for the same period ended in 2002. The decrease in interest income for the three months ended March 31,

2003 was due to fewer loans receivable partially as a result of the sale of certain loans previously Held for Yield.

Interest expense for the three months ended March 31, 2003 was $615,000 compared with $943,000 for the three months ended March 31, 2002.  The decrease in interest expense was primarily due to the decrease in FDIC insured certificates of deposits held at March 31, 2003 and reduction in interest rates paid on rollovers of maturing and new certificates of deposits compared to the 2002 period.

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

The following tables reflect the average yields earned and rates paid during the three months ended March 31, 2003 and 2002. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield.  Information is based on average month-end balances during the indicated periods.

	March 31, 2003			March 31, 2002

(Dollars in thousands )	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Interest-earning assets:
Loan receivable (1)	$38,119	$926	9.72%	$54,351	$1,125	8.28%
Cash and other interest-earning assets	17,805	42	0.94%	27,931	98	1.39%

	55,924	968	6.92%	82,282	1,223	5.94%

Non-interest-earning assets:
Allowance for loan losses	(938)			(1,536)
Investments	816			1,055
Premises and equipment, net	3,179			3,735
Other	3,061			4,085

Total assets	$62,042			$89,621

Interest-bearing liabilities:
Revolving warehouse lines	13,730	206	6.00%	$8,090	127	6.30%
FDIC – insured deposits	37,975	274	2.89%	68,422	657	3.84%
Other interest-bearing liabilities	6,266	135	8.62%	6,325	159	10.03%

	57,971	615	4.24%	82,837	943	4.55%

Non-interest-bearing liabilities	1,627			1,567

Total liabilities	59,598			84,404
Shareholders’ equity	2,444			5,217

Total liabilities and equity	$62,042			$89,621

Average dollar difference between interest-earning assets and interest-bearing liabilities	(2,047)			$(555)

Net interest income		$353			$280

Interest rate spread (2)			2.68%			1.39%

Net annualized yield on average Interest-earning assets			2.52%			1.36%

(1) Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2) Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each.  The table demonstrates that the increase of $73,000 in net interest income for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was primarily the result of a decrease in the average balance on interest-bearing liabilities.

(Dollars in thousands)

	Three months ended March 31, 2003 Versus 2002

	Increase (Decrease) due to:

	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$(475)	$276	$(199)
Cash and other interest-earning assets	(29)	(27)	(56)

	(504)	249	(255)

Interest-bearing liabilities:
Revolving warehouse lines	84	(5)	79
FDIC-insured deposits	(246)	(137)	(383)
Other interest-bearing liabilities	(1)	(23)	(24)

	(163)	(165)	(328)

Net interest income (expense)	$(341)	$414	$73

Other Income

In addition to net interest income (expense) and gain on sale of loans, we derive income from other fees earned on the loans funded such as broker fee income, underwriting service fees, prepayment penalties and late charge fees for delinquent loan payments. Revenues associated with the financial products marketed by Approved Financial Solutions are also recorded in other income.  For the three months ended March 31, 2003, other income totaled $294,000 compared to $471,000 for the same period in 2002. The level of other income was affected by a reduction in wholesale originations, which earn underwriting fees and the dissolution of the MAP and insurance programs previously offered by AFS.

Comprehensive Income/Loss

For the three months ended March 31, 2003 and 2002, we had no other comprehensive income or loss.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $0.4 million to $1.2 million for the three months ended March 31, 2003, compared to the same period in 2002. The decrease was directly attributable to a decrease in the number of employees and cost cutting initiatives.  For the three months ended March 31, 2003, salary expense decreased by $310,000 when compared to the same period in 2002. The payroll related benefits decreased by $109,000 for the three months ended March 31, 2003, when compared to the same period in 2002. For the three months ended March 31, 2003, the commissions to sales staff decreased by $111,000 when compared to the same period ended March 31, 2002.  The decrease was primarily due to lower loan volume.  For the three months ended March 31, 2003, the average full time equivalent employee count was 75.5, compared to 104 for the three months ended March 31, 2002.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as rent, postage, printing, general insurance, travel and entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses.  General and administrative expenses for the three months ended March 31, 2003 decreased by $340,000 to $0.8 million, compared to the three months ended March 31, 2002.  The decrease was the result of a reduction in retail loan origination and the related marketing expense, a decline in our employee count and cost cutting efforts including cost savings through technology.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, payment of fees to mortgage brokers for services rendered on loan originations and verification of mortgages. Loan production expenses for the three months ended March 31, 2003, were $372,000, and was $344,000 for the three months ended March 31, 2002.  The increase was primarily due to the increase in yield spread premium on loans sold.

Provision for Loan Losses - Held for Yield (“HFY”) Loans

The following table presents the activity in the allowance for loan losses for held for yield (“HFY”) loans which includes general and specific allowances and selected loan loss data for the three months ended March 31, 2003 and for the three months ended March 31, 2002:

(Dollars in thousands)	2003	2002

Balance at beginning of period	$519	$879
Provision (credit) charged to expense	92	(202)
Loans charged off	(284)	—
Loans transferred to REO	(180)	—

Balance at end of period	$147	$677

HFY loans receivable, gross of allowance for losses and deferred fees	$1,888	$9,917
Ratio of allowance for loan losses to gross HFY loans receivable at the end of periods	7.79%	6.83%
*Valuation Allowance charges for HFS loans not recorded in allowance for loan losses.

The provision for loan losses was $92,000 for the three months ended March 31, 2003 compared to a credit of $202,000 for the year ended December 31, 2002. The provision for loan losses is based on management’s assessment of the amount of risk exposure for the associated loans. For the three months ended March 31, 2003, the net decrease in the allowance for loan losses was primarily due to the sales of loans held for yield and the transfer of loans into other Real Estate Owned.

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

Allowance for Loan Loss (ALL)–  Reserve Methodology

The percentages described below related to general allowance for loan and lease loss are based on secondary marketing management opinion as to risk levels of the loans, review of secondary market pricing for sales of loans with similar characteristics and OTS regulatory guidance.

Loans Current to 90 Days Delinquent:

First Mortgage Lien Position- General ALL reserve of 5.0% of the outstanding balance of loans. Subordinate Lien Position – General ALL reserve of 10.0% of the outstanding balance of loans

Loans 91 to 120 Days Delinquent:

First Mortgage Lien Position - General ALL reserve of 10.0% of the outstanding balance of loans.  Subordinate Lien Position - Outstanding balance is charged off at 91 days absent specific information indicating an estimated recoverable loan balance.

Loans over 120 Days Delinquent:

First Mortgage Lien Position - Specific Reserve equal to the outstanding loan balance less a current assessment of the “net realizable value” of the loan. General Reserve equal to the outstanding balance of loans in this category less the Specific Reserve times 10.0%. Specific Reserves on loans that had been 120+ days delinquent should remain until the borrower has shown a renewed willingness and ability to repay the loan.  The borrower should have made at least three consecutive minimum monthly payments or the equivalent cumulative amount prior to reversal of the specific reserve.

Adjustments to the reserve for loan losses may be made in future periods due to changes that may affect anticipated loss levels in the future.

HFY - Allowance for Loan Loss Summary 3/31/2003		Balance	% of Balance	Allowance

HFY 1st Mortgage Lien (Current to 90 Days Late)	(G)	1,478,436	5.00%	73,922
HFY Subordinate Mortgage Lien (Current to 90 Days Late)	(G)	102,015	10.00%	10,202
HFY 1st Mortgage Lien (91 to 120 Days Late)	(S)	44,876	10.00%	4,488
HFY 1st Mortgage Lien (121+ Days Late)	(S)	260,475	11.5543%	30,096
HFY 1st Mortgage Lien (121+ Days Late)	(G)	222,377	10.00%	22,238
HFY 1st Mortgage Lien (With Prior Reserve)	(S)	55,739	10.00%	5,574
Other Loans	(G)	2,000	0.0%	—
Total		1,887,802	7.7614%	146,520

HFY - Allowance for Loan Loss Summary 03/31/2002		Balance	% of Balance	Allowance

HFY 1st Mortgage Lien (Current to 90 Days Late)	(G)	7,626,098	5.0%	381,305
HFY Subordinate Mortgage Lien (Current to 90 Days Late)	(G)	1,430,932	10.0%	143,093
HFY 1st Mortgage Lien (91 to 120 Days Late)	(S)	41,821	10.0%	4,182
HFY 1st Mortgage Lien (121+ Days Late)	(S)	809,022	9.3268%	75,456
HFY 1st Mortgage Lien (121+ Days Late)	(G)	733,566	10.0%	73,357
HFY 1st Mortgage Lien (With Prior Reserve)	(S)	—	0.0%	—
Other Loans	(G)	9,000	0.0%	—

Total		9,916,873	6.8307%	677,393

Provision for Valuation Allowance – Held For Sale (“HFS”) Loans:

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

HFS - Valuation Allowance (“VA”)Summary	As of March 31, 2003

CATEGORY	$ Loans in Category	% VA	$ VA
HFS (Non-Conforming) < 90 Days Old	22,552,634	0.0%	—
HFS (Conforming) < 90 Days Old	1,728,624	0.0%	—
HFS (Special Circumstances)	766,804	14.7235%	112,901
HFS (Non-Conforming) 1st Mortgage Lien > 90 Days Old	3,709,193	5.5%	204,006
HFS (Non-Conforming) Subordinate Mortgage Lien > 90 Days Old	364,710	20.0%	72,942
HFS (Conforming) 1st Mortgage Lien > 90 Days Old	—	0.0%	—
HFS (Conforming) Subordinate Mortgage Lien > 90 Days Old	—	0.0%	—
Specific reserve for potential sale	1,877,802	10.0%	187,780

Total Held For Sale - Valuation Allowance	28,355,161	2.0371%	577,629

HFS - Valuation Allowance (“VA”)Summary	As of March 31, 2002
CATEGORY	$ Loans in Category	% VA	$ VA
HFS (Non-Conforming) < 90 Days Old	22,866,683	0.0%	—
HFS (Conforming) < 90 Days Old	927,950	0.0%	—
HFS (Special Circumstances)	1,588,886	11.44959%	181,921
HFS (Non-Conforming) 1st Mortgage Lien > 90 Days Old	5,918,954	5.5%	325,542
HFS (Non-Conforming) Subordinate Mortgage Lien > 90 Days Old	1,450,238	20.0%	290,048
HFS (Conforming) 1st Mortgage Lien > 90 Days Old	1,032,076	0.0%	—
HFS (Conforming) Subordinate Mortgage Lien > 90 Days Old	76,251	0.0%	—

Total Held For Sale - Valuation Allowance	32,272,152	2.4712%	797,511

The following table presents the activity in the allowance for loan losses for held for sale (“HFS”) loans  for the three months ended March 31, 2003 and the three months ended March 31, 2002:

(Dollars in thousands)	2003	2002

Balance at beginning of period	$661	$617
Provision charged to expense	(94)	163
Loans (charged off) recovered	(177)	18

Balance at end of period	$578	$798

HFS loans receivable, gross of valuation allowance and deferred fees	$28,355	$32,272
Ratio of valuation allowance for loan losses to gross HFS loans receivable at the end of periods	2.04%	2.47%

The current valuation allowance related to the gross HFS loan receivable balance of $28.4 million at March 31, 2003 was $578,000 or approximately 2.04% of the HFS gross principal balance, compared to a balance of $798,000 or 2.47% of the gross HFS loan receivable balance of $32.3 million as of March 31, 2002.

The allowance for loan losses of $147,000 for the held for yield loans, and valuation allowance of $578,000 for the held for sale loans, combined, as of March 31, 2003 total approximately $0.73 million or 2.40% of total gross loan receivables of approximately $30.2 million.  As of March 31, 2002, the allowance for loan losses related to held for yield loans of $677,000 and the valuation allowance for held for sale loans of $798,000, totaled approximately $1.5 million or 3.49% of total gross loan receivables of approximately, $42.2 million.

Provision for Foreclosed Property Losses

The provision for foreclosed property losses was $51,000 for the three months ended March 31, 2003 compared to $129,000 for the three months ended March 31, 2002.  The allowance for REO losses decreased for the three months ended March 31, 2003, compared to March 31, 2002 due to a decrease in the weighted average allowance needed per loan.  Sales of real estate owned yielded no net losses for the three months ended March 31, 2003 versus $13,000 for the three months ended March 31, 2002.

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the three months ended March 31, 2003 and the three months ended March 31, 2002:

(Dollars in thousands)	2003	2002

Balance at beginning of period	$192	$113
Provision charged to expense	51	129
Loss on sale of foreclosures	—	(13)

Balance at end of period	$243	$229

Real estate owned at the end of period, gross of allowance for losses	$1,510	$1,331
Ratio of allowance for foreclosed property losses to gross real estate owned at the end of period	16.09%	17.20%

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

Financial Condition at March 31, 2003 and December 31, 2002
Assets

The total assets were $60.0 million at March 31, 2003 compared to total assets of $60.6 million at December 31, 2002.

Cash and cash equivalents increased by $10.9 million to $22.4 million at March 31, 2003, from $11.5 million at December 31, 2002.  This was primarily due to more loan sales than loan fundings in the first quarter of 2003 and the timing differences between monthly loan sales and monthly loan originations.

Net mortgage loans receivable decreased by $13 million to $29.6 million at March 31, 2003.  The 30.6% decrease in the first quarter of 2003 is primarily due to selling more loans than were originated during the first quarter of 2003.  Held for sale loans were $27.9 million at March 31, 2003, compared to $36.3 million at December 31, 2002.  The decrease in held for sale is primarily due to the sale of more loans than originated during the three month period.  Held for yield loans were $1.7 million at March 31, 2003, compared to $6.3 million at December 31, 2002.  The decrease is related to management’s decision to sell certain loans, which were previously held for yield. We currently do not originate new loans for inclusion in the held for yield portfolio.  Currently, new loan originations are intended for sale within approximately sixty days of funding.

Real estate owned (“REO”) increased by $0.8 million to $1.3 million at March 31, 2003.  The 185.4% increase in REO resulted from additions of properties to REO status with few REO sales during the three months ended March 31, 2003.

Investments consist of FHLB stock owned by the Bank.  There were no changes during the three months ended March 31, 2003 compared to December 31, 2002.

Premises and equipment decreased by $112,000 to $3.1 million at March 31, 2003. The decrease is due to the depreciation and sale of assets for the three months ended March 31, 2003.

Income taxes receivable was unchanged at March 31, 2003 compared to December 31, 2002. The majority of the tax refund was received in April 2003.  The deferred tax asset was unchanged at March 31, 2003 compared to December 31, 2002.

Other assets increased by $0.8 million to $1.7 million at March 31, 2003. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets.

Liabilities

Outstanding balances for our revolving warehouse loans increased by $0.3 million to $10.7 million at March 31, 2003.  The increase in 2003 was primarily attributable to corporate initiatives to increase the use of warehouse credit facilities to fund new loan originations and to decrease the amount of certificates of deposit outstanding.

The Bank’s deposits totaled $38.1 million at March 31, 2003 compared to $37.8 million at December 31, 2002. Of the certificate accounts on hand as of March 31, 2003, a total of $37.9 million was scheduled to mature in the twelve-month period ending March 31, 2004.

Through an arrangement with a local NYSE member broker/dealer we held $1.2 million and $1.8 million in FDIC insured money market deposits as of March 31, 2003 and December 31, 2002, respectively.

Promissory notes and certificates of indebtedness totaled $4.6 million at March 31, 2003 and December 31, 2002, respectively.  During the three months ended March 31, 2003 and the year of 2002, we did not solicit new promissory notes or certificates of indebtedness. We have utilized promissory notes and certificates of indebtedness, which are subordinated to FDIC insured deposits and our warehouse lines of credit, to help fund operations since 1984.  Promissory notes outstanding carry terms of one to five years and interest rates between 5% and 10%, with a weighted-average rate of 7.48% at March 31, 2003.  Certificates of indebtedness are uninsured subordinate notes previously issued to Virginia residents under a registration exemption under the Virginia Industrial Loan Association charter.  The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.50%, with a weighted-average rate of 9.77% at March 31, 2003.

Mortgage loans payable totaled $1.66 million at March 31, 2003 compared to $1.70 million at December 31, 2002. This loan decreases due to the normal principal reduction with payments made on the mortgage note payable.

Accrued and other liabilities decreased by $897,000 to $1.3 million at March 31, 2003.  This category includes accounts payable, accrued interest payable, deferred income, and other payables. The 41.7% decrease is the result of a decrease in accounts payable associated with the close of the MAP program and the refund of a deposit held on the closed California cost center at March 31, 2003.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2003 was $2.5 million compared to $2.2 million at December 31, 2002. The $329,000 increase in 2003 was primarily due to net income for the three months ended March 31, 2003.

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

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to our ability to continue to originate loans.  We have in certain prior periods experienced negative cash from operations. This was due to the timing of cash used to fund new loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 45 days after proceeds are used to fund the loan. We sold a larger dollar amount of mortgage loans than we originated during the three months ended March 31, 2002 and 2003, therefore for the three months ended March 31, 2003, we had positive cash from operating activities of $10.6 million. For the three months ended March 31, 2002, we had positive cash from operating activities of $16.8 million

We finance our operating cash requirements primarily through FDIC-insured deposits, warehouse and other debt.  For the three months ended March 31, 2003, we decreased debt from financing activities of $0.59 million, this was primarily the result of a decrease in certificates of deposits.  For the three months ended March 31, 2002, we increased debt from financing activities of $8.7 million, this was primarily the result of increases in certificates of deposits and warehouse borrowings.

Our borrowings (revolving warehouse and other credit facilities, FDIC-insured deposits, mortgage loans on our office building, and subordinated debt) were 93.8% of assets at March 31, 2003 compared to 92.7% at December 31, 2002.

Whole Loan Sale Program

The most important source of liquidity and capital resources is the ability to sell conforming and non-conforming loans in the secondary market.  The market value of the loans funded is dependent on a number of factors, including but not limited to, loan delinquency and default rates, the original term and current age of the loan, the interest rate and loan to value ratio, whether or not the loan has a prepayment penalty, the credit grade of the loan, the credit score of the borrower, the geographic location of the real estate, the type of property and lien position, the supply and demand for conforming and non-conforming loans in the secondary market, general economic and market conditions, market interest rates and governmental regulations. Adverse changes in these conditions may affect our ability to sell mortgages in the secondary market for acceptable prices, which is essential to the continuation of our mortgage origination operations.

Bank Sources of Capital

The Bank’s deposits totaled $39.3 million at March 31, 2003, compared to $39.7 million at December 31, 2002. The Bank currently utilizes funds from deposits and warehouse lines of credit to fund first lien and junior lien mortgage loans. We plan to increase the use of credit facilities and seek additional funding sources in future periods.

Warehouse and Other Credit Facilities

In December 2001, the Bank obtained a $15.0 million warehouse line of credit (structured as a repurchase agreement) with another financial institution. The size of the facility was increased to $25 million as of June 2002. The interest rate associated with the facility is prime plus 1.25%. The line has various financial requirements including a minimum tangible net worth of $916,000. As of March 31, 2003, we were in compliance with all financial covenants.

In November 2001, the Bank obtained a $7.0 million bank line of credit. This facility was terminated in 2002 upon determination by management that the line was not designed administratively to meet the Company’s funding needs in a cost efficient manner.

Other Capital Resources

Uninsured promissory notes and certificates of indebtedness issued by Approved Financial Corp. have been a source of capital since 1984. The certificates of indebtedness are issued according to an intrastate exemption from security registration related to the Industrial Loan Association charter held by Approved Financial Corp. Promissory notes and certificates of indebtedness totaled $4.6 million at March 31, 2003 and December 31, 2002, respectively.  These borrowings are subordinated to FDIC insured deposits and our warehouse lines of credit. We cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer our primary state of operation.

We had cash and cash equivalents of $22.4 million at March 31, 2003.

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

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss.  Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels.  At present, the minimum required ratio of liquid assets to borrowings, which can be withdrawn and are due in one year or less is 4.0%.  Penalties are assessed for noncompliance.  During the three months ending March 31, 2003 and in 2002, the Bank maintained liquidity in excess of the required amount.

Bank Regulatory Capital

At March 31, 2003, the Bank’s book value under accounting principles generally accepted in the United States (“GAAP”) was $5.6 million.  OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets.  As of March 31, 2003, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank’s GAAP capital to regulatory capital:

(Dollars in thousands)	Tangible Capital	Core Capital	Risk-Based Capital

GAAP capital	$5,580	$5,580	$5,580
Nonallowable asset: goodwill	(71)	(71)	(71)
Additional capital item: general allowance	—	—	111

Regulatory capital – computed	5,509	5,509	5,620
Minimum capital requirement	880	2,347	2,791

Excess regulatory capital	$4,629	$3,162	$2,829

Ratios:
Regulatory capital – computed	9.39%	9.39%	16.11%
Minimum capital requirement	1.50%	4.00%	8.00%

Excess regulatory capital	7.89%	5.39%	8.11%

OTS CEO Memorandum #137 issued in February of 2001 requires that the bank’s board of directors determine and continuously monitor the appropriate minimum capital level for the institution relative to ‘subprime’ lending activity. The determination of an appropriate minimum capital ratio related to subprime lending activities is a dynamic process based on quantifiable statistics related to the composition and performance of actual assets owned by the institution at a static point in time and theoretical variables such as current market and economic conditions and expectations for the future. The quantifiable variables include items such as loan portfolio designations between ‘held for yield’ and ‘held for sale’ and the related allowance for loan and lease loss and valuation allowance charges, statistics related to the credit quality of current loan portfolio outstanding, factors including asset performance and historical default trends, and recent secondary loan sale market transactions. We believe that our capital ratios as of March 31, 2003 are appropriate for the risk related to our current lending activity and loan portfolio. This determination is primarily based on the fact that all current loan origination activity is underwritten with intent to sell to investors and according to our investors’ underwriting guidelines and the current methodology used to determine loan loss reserves either as allowance for loan and lease losses (“ALLL”) or valuation allowances for held for sale loans.

Bank Regulatory Actions

As previously disclosed in Company filings, the Office of Thrift Supervision (the “OTS”) issued a written directive to Approved Financial Corp. (“AFC”) and Approved Federal Savings Bank (“AFSB”) dated April 20, 2001, stating that as a result of AFSB’s practice of assigning loans to AFC, its holding company, it was declaring AFSB a “problem association” and was declaring AFC in “troubled condition” as set forth in applicable laws and regulations.

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

Management and the Boards of Directors submitted a Business Plan (“Plan”)  with revised inter-company operating procedures to the OTS and the Board of Directors of the Bank entered into a Consent Supervisory Agreement (“Agreement”) with the OTS on December 3, 2001 as filed on Form 8K. In addition to the required adherence to all banking and lending regulations and various confirmation of compliance oversight required from the Board of Directors, the primary corrective actions and new operating procedures outlined in the Plan and/or the Agreement include the following.

1.

Organizational Structure and Management: Immediately upon receipt of the Directive Letter, the Chairman of the Board and the President of AFSB resigned their positions. A revised organizational structure was submitted in the Plan and has been implemented that establishes a “wall” between AFSB and AFC. Under the revised structure all AFC staff report to a manager or officer of AFC and all AFSB staff report to a manager or officer of AFSB. The OTS issued a non-objection letter relating to the following slate of Bank officers and their compensation arrangements. These officers consist of qualified individuals who were employed by AFSB or AFC prior to April 20, 2001 thus eliminating the expense and time involved in making a transition to outside independent management as initially directed by the OTS.

•

Jean S. Schwindt, President & COO of AFSB.  Ms. Schwindt has served as Director of AFC since 1992, Director of AFSB since 1996 and as an officer of AFC since 1998. Ms. Schwindt has over twenty years of financial services experience working primarily in highly regulated environments.

	•	Neil Phelan, Executive Vice President and Director of AFSB. Mr. Phelan has served as a Director of AFC since 1997, Director of AFSB since 1996 and as an officer of AFC since 1995. Mr. Phelan has over twenty years of financial services experience primarily in the mortgage lending area.

2.	Board of Directors: The Board of Directors of AFSB, in addition to the three Directors that are employed by either AFC or AFSB, has three outside Directors as follows.

•

Leon Perlin has served on the Board of Directors of the Bank since 1996. Mr. Perlin was an initial investor in AFC when current management purchased the company in 1984 and has served on the board of AFC since 1984.

•

Dennis J. Pitocco has served as an outside Director of AFSB since May 25, 2001. Mr. Pitocco’s experience includes 27 years in the financial services industry having served in management positions for domestic regulated banking institutions and domestic and international non-bank lending institutions.

•

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

6.

Transactions with Affiliates. All transactions between the Bank and AFC or AFC non–bank affiliates must comply with the provisions of 12 U.S.C. §1468. A fee-for-services agreement has been adopted and applied in the calculation of intercompany settlements since June 2001, whereby AFC performs services such as underwriting, processing, doc/closing, loan servicing and collections, quality control, secondary marketing, Human Resource/corporate administration and information systems maintenance.

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

Held for Yield Loans (“HFY”): The methodology adopted for determining the ALLL is in accordance with interagency guidance issued July 2001. ALLL is calculated based on delinquency status of loans held for yield or based on other special circumstance known to management that requires a loss reserve. Currently, a general reserve is recorded in ALLL of 5% for first lien and 10% for second lien mortgage loans with current payment status. A 10% general reserve is established for first lien mortgage loans delinquent 91 to 120 days and 100% (charge off) general reserve is established for second lien mortgage loans delinquent over 90 days. For first lien mortgages over 120 days delinquent a specific reserve is established based on the net realizable value of the loan. The net realizable value represents the current appraised or listed property valuation less estimated cost to liquidate the property. The difference in the principal value of the loan and the net realizable value is recorded as a Valuation Allowance and is not recorded in ALLL.

Real Estate Owned (“REO”) Property acquired through foreclosure is carried at the net realizable value. The net realizable value represents the current appraised or listed property valuation less estimated cost to liquidate the property.

9.

Warehouse Line of Credit: The Agreement requires AFSB to use its best efforts to obtain adequate warehouse line of credit facilities at the Association for the purpose of providing additional funding sources for loans held for sale. We acquired two credit facilities in the fourth quarter of 2001 for a total of $22 million. One of these credit facilities was allowed to expire as it was not administratively suitable to the Bank’s funding needs. The second credit facility lending limit was increased from $15 million to $25 million in June of 2002.

10.

Dividend Policy: The Bank adopted a policy whereby a request for dividends will not be made to the OTS until the Bank’s regulatory capital levels are restored to at least the levels reported as of December 31, 2000 and the Bank will remain well-capitalized following the payment of the dividend.

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

14.

As a result of the Directive Letter, AFC and AFSB are subject to additional fees, applications, notices and loss of expedited status. Related to such a $523 fee is associated with the application for new directors and a fee of $500 was associated with the application for each of the new executive officers. The OTS quarter assessment decreased from $12,000 to $10,000 for the first quarter of 2003, compared to the same period in 2002.

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

We had no hedge contracts outstanding at March 31, 2003.  We had one forward loan sale commitment outstanding at March 31, 2003.

New Accounting Standards

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

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.  The adoption of this pronouncement is not expected to have a material impact on our financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management - Asset/Liability Management

There have been no significant changes from the quantitative and qualitative disclosures made in the December 31, 2002 Form 10K.

Our one-year gap was a negative 30.21% of total assets at March 31, 2003, as illustrated in the following table:

Description	Total	One Year Or Less	Two Years	Three to Four Years	More Than Four Years

Interest earning assets:
Loans held for sale (1)	$28,392	$9,952	$196	$445	$17,799
Loans held for yield (1)	1,889	662	13	30	1,184
Cash and other interest-earning assets	22,367	22,367	—	—	—

	52,648	$32,981	$209	$475	$18,983

Allowance for loan losses	(724)
Premises and equipment, net	3,104
Other	4,988

Total assets	$60,016

Interest-bearing liabilities:
Revolving warehouse lines	$10,700	$10,700	—	—	—
FDIC – insured deposits	38,120	37,921	199	—	—
FDIC – insured money market account	1,196	1,196	—	—	—
Other interest-bearing liabilities	6,258	1,295	754	2,260	$1,949

	56,274	$51,112	$953	$2,260	$1,949

Non-interest-bearing liabilities	1,256

Total liabilities	57,530
Shareholders’ equity	2,486

Total liabilities and equity	$60,016

Maturity/repricing gap		$(18,131)	$(744)	$(1,785)	$17,034

Cumulative gap		$(18,131)	$(18,875)	$(20,660)	$(3,626)

As percent of total assets		(30.21)%	(31.45)%	(34.42)%	(6.04)%
Ratio of cumulative interest earning assets to cumulative interest bearing liabilities		0.65	0.64	0.62	0.94

(1) Loans shown gross of allowance for loan losses and valuation allowance charges, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of our market risks is the above gap table.  The gap table shows that the one-year gap was a negative 30.21% of total assets at March 31, 2003. We originate fixed-rate, fixed-term mortgage loans for sale in the secondary market.  While most of these loans are sold within 60 days from origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities.  As of March 31, 2003, 62.7% of the principal on the loans was expected to be received more than four years from that date. However, our activities are financed with short-term deposits, loans and credit lines 90.8% of which reprice within one year of March 31, 2003. We attempt to limit our interest rate risk by selling a majority of the fixed rate loans that we originate. If our ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, we could be subject to substantial interest rate risk.

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

Asset Quality

The following table summarizes all of our delinquent loans at March 31, 2003 and December 31, 2002:

	2003		2002

(in thousands)	HFS	HFY	HFS	HFY

Delinquent 31 to 60 days	$241	$21	$135	$145
Delinquent 61 to 90 days	—	88	304	65
Delinquent 91 to 120 days	—	45	—	77
Delinquent 121 days or more	767	267	1,020	649

Total delinquent loans (1)	$1,008	$421	$1,459	$936

Total loans receivable outstanding, gross	$28,355	$1,888	$36,860	$6,932

Delinquent loans as a percentage of total loans outstanding:
Delinquent 31 to 60 days	0.85%	1.11%	0.37%	2.10%
Delinquent 61 to 90 days	—	4.66	0.82	0.94
Delinquent 91 to 120 days	—	2.38	0.00	1.11
Delinquent 121 days or more	2.70	14.14	2.77	9.36

Total delinquent loans as a percentage of total loans outstanding	3.55%	22.30%	3.96%	13.50%

Reserve as a% of delinquent loans	57.34%	34.92%	45.30%	55.45%

(1) Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 60 days or more past due.  HFS non-accrual loans were $0.77 million for the three months ended March 31, 2003, compared to $1.32 million at December 31, 2002.  HFY non-accrual loans were $0.40 million for the three months ended March 31, 2003, compared to $0.92 million at December 31, 2002.  The amount of additional interest that would have been recorded had the HFS loans not been placed on non-accrual status was approximately $63,000 for the three months ended March 31, 2003 and $110,000 for the year ended December 31, 2002.  The amount of additional interest that would have been recorded had the HFY loans not been placed on non-accrual status was approximately $46,000 for the three months ended March 31, 2003 and $85,000 at December 31, 2002.  The amount of interest income on the non-accrual HFS loans that was included in net income for the three months ended March 31, 2003 was $1,000 and for the year ended December 31, 2002 was $36,000.  The amount of interest income on the non-accrual HFY loans that was included in net income for the three months ended March 31, 2003 was $9,000 and for the year ended December 31, 2002 $44,000.

HFS loans delinquent 31 days or more as a percentage of total loans outstanding decreased to 3.55% at March 31, 2003 from 3.96% at December 31, 2002.  HFY loans delinquent 31 days or more as a percentage of total loans outstanding increased to 22.30% at March 31, 2003 from 13.50% at December 31, 2002.

At March 31, 2003 and December 31, 2002, the recorded investment in HFS loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $0.77 million and $1.0 million, respectively.  At March 31, 2003 and December 31, 2002, the recorded investment in HFY loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $0.31 million and $0.72 million, respectively.  The average recorded investment in HFS impaired loans for the three months ended March 31, 2003 was approximately $0.23 million, compared to $1.10 million at December 31, 2002.  The average recorded investment in HFY impaired loans for the three months ended March 31, 2003 was approximately $0.10 million, compared to $0.83 million at December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within ninety days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Primary Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and Primary Accounting Officer, concluded that the Company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company’s periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings –

The Company is, from time to time, subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings, net of expense accruals recorded as of March 31, 2003, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

In February 2003, Approved and the Bank, settled a lawsuit in the case of Epstein vs. Approved Financial Corp., Approved Federal Savings Bank, et al. The case was filed in the U.S. District Court for the Eastern District of Virginia wherein Plaintiff alleged, among other things, breach of contract, wrongful termination of employment, fraud and civil conspiracy against Approved Federal Savings Bank, the Company and certain current and prior officers and directors (the “Defendants”). The Defendants filed a counterclaim alleging breach of fiduciary duty. The parties entered a settlement agreement by which, without the admission of any liability, the Plaintiff was paid $1,250,000, a portion of which was paid by insurance. A final net settlement expense of approximately $800,000 was recorded in the fourth quarter of 2002. The claim and counterclaim were thereafter dismissed with prejudice.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information –

Arthur Peregoff, Director of Approved from 1985 to 2003, passed away in April 2003. His loyal and dedicated service to Approved is greatly appreciated and he is missed by all of the Approved team. Neil W. Phelan, resigned his positions as Executive Vice President and Director of Approved and the Bank in April 2003 to pursue other business interests.  We do not feel that these events will have a material adverse affect on the Companies ability to operate.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 99.3 – Certification of Chief Executive Officer
Exhibit 99.4 – Certification of Primary Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 5/15/2003	APPROVED FINANCIAL CORP.

	By:	/s/ ALLEN D. WYKLE

Allen D. Wykle Chairman, President, and Chief Executive Officer

Date: 5/15/2003
	By:	/s/ LESLIE HODGES

Leslie Hodges AVP Accounting and Finance

CERTIFICATIONS

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

Date: May 15, 2003	By:	/s/ ALLEN D. WYKLE

Allen D. Wykle
Chairman, President, and Chief Executive Officer

I, Leslie Hodges, AVP Accounting and Finance, certify that:

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ LESLIE HODGES

Leslie Hodges
AVP Accounting and Finance