Form 10-Q
period 2003-06-30
APPROVED FINANCIAL CORP
filed 2003-08-14
CIK 1053924

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended June 30, 2003
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 000-23775

Approved Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

Virginia	52-0792752
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1716 Corporate Landing Parkway, Virginia Beach, Virginia 23454

(Address of Principal Executive Office)            (Zip Code)

757-430-1400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 1, 2003: 5,482,114 shares

APPROVED FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

(In thousands, except per share amounts)

	Unaudited 2003	2002
ASSETS
Cash	$26,913	$11,470
Mortgage loans held for sale, net	28,339	36,306
Mortgage loans held for yield, net	—	6,309
Real estate owned, net	662	444
Investments	415	816
Income taxes receivable	0	1,241
Premises and equipment, net	2,943	3,216
Other assets	748	841

Total assets	$60,020	$60,643

LIABILITIES AND EQUITY
Liabilities:
Revolving warehouse loan	$7,643	$10,379
Mortgage note payable	1,644	1,679
Notes payable-related parties	2,525	2,525
Certificate of indebtedness	2,073	2,076
Certificates of deposits	41,117	37,830
Money market account	1,222	1,845
Accrued and other liabilities	1,237	2,153

Total liabilities	57,461	58,487

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock series A, $10 par value; Noncumulative, voting:	1	1
Authorized shares—100
Issued and outstanding shares—90
Common stock, par value—$1	5,482	5,482
Authorized shares—20,000,000
Issued and outstanding shares—5,482,114
Additional capital	552	552
Accumulated deficit	(3,476)	(3,879)

Total equity	2,559	2,156

Total liabilities and equity	$60,020	$60,643

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS—

Three months ended June 30, 2003 and 2002

(In thousands, except per share amounts)

Unaudited

	2003	2002
Revenue:
Gain on sale of loans	$2,150	$1,802
Interest income	714	1,061
Broker fee income	59	(3)
Other fees and income	305	386

	3,228	3,246

Expenses:
Compensation and related	1,186	1,505
General and administrative	1,089	1,076
Advertising expense	22	33
Loan production expense	323	304
Interest expense	568	770
Provision for loan losses, held for yield	121	21
Provision for loan losses on real estate owned	(150)	151
Unrealized loss on loans held for sale	(5)	(163)

	3,154	3,697

Income (loss) before income taxes	74	(451)
Income tax (benefit) expense	—	1,333

Net income (loss)	74	(1,784)
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain during period	—	—

Comprehensive income (loss)	$74	$(1,784)

Net income (loss) per share:
Basic and Diluted	$0.01	$(0.33)

Weighted average shares outstanding:
Basic and Diluted	5,482	5,482

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS—

Six months ended June 30 , 2003 and 2002

(In thousands, except per share amounts)

Unaudited

	2003	2002
Revenue:
Gain on sale of loans	$4,423	$3,740
Interest income	1,681	2,284
Broker fee income	68	6
Other fees and income	532	856

	6,704	6,886

Expenses:
Compensation and related	2,347	3,084
General and administrative	1,892	2,201
Advertising expense	36	65
Loan production expense	694	649
Interest expense	1,184	1,713
Provision for loan losses, held for yield	(213)	(181)
Provision for loan losses on real estate owned	(99)	280
Unrealized loss on loans held for sale	88	—

	6,355	7,811

Income (loss) before income taxes	349	(925)
Income taxes	54	1,608

Net income (loss)	403	(2,533)
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain during period	—	—

Comprehensive income (loss)	$403	$(2,533)

Net income (loss) per share:
Basic and Diluted	$0.07	$(0.46)

Weighted average shares outstanding:
Basic and Diluted	5,482	5,482

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS-

Six months ended June 30, 2003 and 2002

(Dollars in thousands)

Unaudited

	2003	2002
Operating activities
Net income (loss)	$403	$(2,533)
Adjustments to reconcile net loss to net Cash used in operating activities:
Depreciation of premises and equipment	170	332
Provision for loan losses—held for yield	213	(181)
Provision for losses on real estate owned	(99)	280
Unrealized loan losses—held for sale	88	—
Deferred tax expense	—	1,607
Loss on real estate owned	2	103
Proceeds from sale and prepayments of loans	141,986	139,952
Originations of loans, net	(123,896)	(108,195)
Gain on sale of loans	(4,423)	(3,740)
Loss on sale equipment	90	0
Changes in assets and liabilities:
Other assets	93	—
Accrued and other liabilities	(916)	(7)

Net cash provided by operating activities	13,711	27,618
Cash flows from investing activities:
Purchase of premises and equipment	—	(4)
Sales of premises and equipment	103	2
Sales of real estate owned	1,347	318
Real estate owned capital improvements	(10)	(25)
Sale of FHLB stock	401

Net cash provided by investing activities	1,841	291

Continued on Next Page

APPROVED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Six months ended June 30, 2003 and 2002

(Dollars in thousands)

Unaudited

	2003	2002
Cash flows from financing activities:
Borrowings – warehouse	$69,595	$38,130
Repayments of borrowings – warehouse	(72,330)	(38,287)
Principal payments on mortgage note payable	(35)	(32)
Net increase (decrease) in:
Notes payable	—	30
Certificates of indebtedness	(3)	89
Certificates of deposit	3,287	(20,964)
FDIC-insured money market account	(623)	(579)

Net cash (used in) provided by financing activities	(109)	21,613

Net increase in cash	15,443	6,296
Cash at beginning of year	11,470	11,627

Cash at end of year	$26,913	$17,923

Supplemental cash flow information:
Cash paid for interest	$1,028	$1,713
Cash paid for income taxes	$—	15
Supplemental non-cash information:
Loan balances transferred to real estate owned	$1,454	$1,037

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the six months ended June 30, 2003 and 2002

Note 1.    Organization and Summary of Significant Accounting Policies:

Organization:    Approved Financial Corp., a Virginia corporation (“Approved”), and its subsidiaries (collectively, the “Company”) operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company sources mortgage loans through two origination channels; a network of mortgage brokers who use our loan products to serve the needs of their customers (“broker” or “wholesale”) and an internal sales staff that originate mortgages directly with borrowers (“retail” and “direct”). Approved has one wholly owned subsidiary through which it originated residential mortgages during the years of 2003 and 2002, Approved Federal Savings Bank (the “Bank”), a federally chartered thrift institution. Prior to 2002, residential mortgages were originated through another wholly-owned subsidiary, Approved Residential Mortgage, Inc. (“ARMI”), which had no active loan origination operations for the six months ended June 30, 2002 and June 30, 2003. A third wholly owned subsidiary, Approved Financial Solutions (“AFS”), previously offered other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers. These products were not offered by AFS during 2003.

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

Loans held for yield:    Loans are stated at the amount of unpaid principal less net deferred fees and an allowance for loan losses as of June 30, 2003. Interest on loans is accrued and credited to income based upon the principal amount outstanding. Fees collected and costs incurred in connection with loan originations are deferred and recognized over the term of the loan.

APPROVED FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the six months ended June 30, 2003 and 2002

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

Valuation Allowance:    As of each financial reporting date, management evaluates and reports all held for sale loans at the lower of cost or market value. Any decline in value, including those attributable to credit quality, are accounted for as a charge to provision for valuation allowance for held-for-sale loans. Valuation allowances are established based on the age of the loan as well as special circumstances known to management that merit a valuation allowance. Loans held 90 days or less that do not fall into a special circumstance category are carried at cost. A valuation allowance of 5.5% is charged against first lien non-conforming mortgage loans held over 90 days and valuation allowance of 20% is charged against subordinated liens held over 90 days that do not fall into a special circumstance category. These percentages are based on management’s review of the current secondary market for loan sales and other economic variables that could affect such in the future. All loans considered to be special circumstance are carried at the net realizable value. The net realizable value determined by management represents one or a combination of factors including, the current appraised or listed property valuation less estimated cost to liquidate the property, the current estimated secondary market value of the loan based on the sale price of similar loans or estimated bids from investors. The difference in the principal value of the loan and the net realizable value is recorded as a Valuation Allowance. Provision for valuation allowance is charged against income and is not eligible for inclusion in Tier 2 capital for risk based capital purposes. The impact on Tier 2 capital is the primary difference between loss reserves for HFS (valuation allowance) loans and HFY (ALLL) loans.

Origination fees:    Net origination fees are recognized over the life of the loan or, if sold, upon its sale.

Real estate owned:    Assets acquired through loan foreclosure are recorded as real estate owned (“REO”) at the lower of cost or fair market value, net of estimated disposal costs(“net realizable value”). Cost includes loan principal and certain capitalized improvements to the property. The estimated fair market value is reviewed periodically by management, and any write-downs are charged against current earnings using a valuation account, which has been netted against real estate owned in the financial statements.

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

for the six months ended June 30, 2003 and 2002

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

for the six months ended June 30, 2003 and 2002

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

Comprehensive income:    The Company classifies items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. For the six months ended June 30, 2003 and 2002, we had no other comprehensive income or loss.

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

Liquidity:    The company finances its operating cash requirements primarily through certificates of deposit, warehouse credit facilities, and other borrowings. Our borrowings were 93.1% of total assets at June 30, 2003, compared to 92.9% at December 31, 2002.

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

New accounting pronouncements:    In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to follow Accounting Principles Board Opinion 25 and has complied with the disclosure requirements of SFAS 123 and 148.

For the six months ended June 30,	2003	2002
Net income/loss	$403	$(2,533)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense	—	—

determined under fair value based method for all awards, net of related tax effects

Pro forma net loss	403	(2,533)

Loss per share:
Basic and diluted – as reported	0.07	(0.46)

Basic and diluted – pro forma	0.07	(0.46)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company’s financial position or results of operations.

Note 2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis of the financial condition and results of operations, for the six months ended June 30, 2003 and 2002 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

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

In the six months ended June 30, 2003, the dollar volume in the wholesale lending division accounted for 91.6% of total originations and the retail lending division accounted for 8.4% of total originations. In the six months ended June 30, 2002, the dollar volume in the wholesale lending division accounted for 95.0% of total originations and the retail lending division accounted for 5.0% of total originations. Our current initiatives for the mortgage business focus on increasing future origination volume in a cost-effective manner primarily through the wholesale channel.

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

The Bank operates under a Consent Supervisory Agreement with the Office of Thrift Supervision (“OTS”) dated December 3, 2001 (“Agreement”). In compliance with regulatory instruction from the

OTS, initiatives to enhance our capital base “Capital Initiative” by means of potential private investments into Approved and/or a merger or acquisition transaction are part of our current business strategy. We cannot assure you that we will successfully secure such investors and/or an investment transaction structure suitable for the required OTS approval. Failure to do so may negatively affect our financial and operating condition and invoke additional OTS regulatory action. Our current business strategy is also dependent upon our ability to originate mortgage products that provide economic value. The implementation of our business strategy depends in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain capital investors and other forms of financing on favorable terms and which is suitable to OTS, retain qualified employees to implement our plans, profitably sell our loans on a regular basis and to expand in the face of competition and regulatory restrictions. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which would adversely affect our results of operations and financial condition.

Results of Operations

Results of Operations for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Net Income (Loss)

For the three months ended June 30, 2003, we reported net income of $74,000 compared to a net loss of $1,784,000 for the three months ended June 30, 2002. For the six month period ended June 30, 2003, we reported net income of $403,000 compared to $2,543,000 net loss for the same period in 2002. On a per share basis, the net income for the three months ended June 30, 2003 was $0.01 compared to net loss of $0.33 for the same period in 2002. On a per share basis the net income for the six months ended June 30, 2003 was $0.07 compared to a net loss of $0.46 for the same period in 2002. The increase in net income for the six month period is primarily due to a reduction in compensation and related expenses and interest expense.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for our wholesale and retail divisions for the three and six months ended June 30, 2003 and 2002. The retail division originates mortgages that are funded in-house and through other lenders (“brokered loans”). Brokered loans consist primarily of mortgages that do not meet our underwriting criteria or product offerings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Dollar Volume of Loans Originated:
Wholesale (Broker)	$59.9	$44.3	$113.5	$103.5
Retail funded through other lenders	2.2	0.4	2.8	0.7
Retail funded in-house non-conforming	1.6	0.3	4.0	0.7
Retail funded in-house conforming and government	2.0	1.0	3.6	4.0

Total	$65.7	$46.0	$123.9	$108.9

Number of Loans Originated:
Broker	452	522	860	1150
Retail funded through other lenders	11	4	14	6
Retail funded in-house non-conforming	9	1	25	4
Retail funded in-house conforming and government	10	8	21	30

Total	482	535	920	1,190

The dollar volume of loans originated in the three and six months ended June 30, 2003 (including retail loans brokered to other lenders) increased 42.8% and 13.8% respectively when compared to the same period in 2002. The increase in total loan originations was primarily due to an increase in wholesale lending activity.

The dollar volume of loans funded in-house, which excludes Retail – funded through other lenders, increased 39.3% and 11.9% in the three and six months ended June 30, 2003 compared to the same period in 2002, primarily due to an increase in wholesale lending activity. Retail – funded through other lenders was $2.2 million and $2.8 million during the three and six months ended June 30, 2003, which was a 450% and 300% increase compared to $0.4 million and $0.7 million during the same period in 2002.

The volume of loans originated by the retail division, including Retail – funded through other lenders, in the three and six months ended June 30, 2003, was $5.8 million and $10.4 million compared to $1.7 million and $5.4 million during the same period ended June 30, 2002. This increase is primarily due to efforts to increase loans originated by the retail center. At June 30, 2003, there was one active retail location that is located in the home office.

The volume of loans originated through the Company’s wholesale division, which originates loans through a network of mortgage brokers increased 35.2% and 9.7% to $59.9 million and $113.5 million for the three and six months ended June 30, 2003, compared to $44.3 million and $103.5 million for the three and six months ended June 30, 2002. The increase was primarily the result of expanded sales efforts and product line and the streamlining of the Company’s service to brokers.

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

Nonconforming loan sales including discounted loan sales totaled $60.3 million and $128.1 million for the three and six months ended June 30, 2003, compared to $52.9 million and $127.2 million for the same period in 2002.

Nonconforming loan sales excluding discounted loan sales totaled $57.7 million and $118.3 million for the three and six months ended June 30, 2003, compared to $50.6 million and $123.03 million for the same period in 2002, and earned an average weighted premium of 3.58% and 2.62%, respectively.

For the three and six months ended June 30, 2003, the Company sold $2.7 million and $10.0 million of loans, at a weighted average discount to par value of 8.03% and 7.53%, respectively. For the three and six months ended June 30, 2002, the Company sold $2.5 million and $4.8 million of loans at a weighted average discount to par value of 6.09% and 3.83%, respectively. For the three and six months ended June 30, 2003, 4.69% and 47.02% of discounted loan sales related to loans previously Held for Yield (“HFY”). For the three and six months ended June 30, 2002, there were no HFY loans included in discounted loans sales.

Conforming and government loan sales totaled $4.0 million and $5.0 million for the three and six months ended June 30, 2003, compared to $2.0 million and $5.9 million for the three and six months ended June 30, 2002 and earned a weighted-average premium of 2.24% and 2.12 % compared to 0.5% and 0.6%, respectively.

Total loan sales were $64.3 million and $133.1 for the three and six months ended June 30, 2003, compared to total loan sales of $54.9 million and $133.2 million for the same period in 2002 and earned a weighted-average premium of 3.02% and 2.74% compared to 3.11% and 2.6%, respectively.

The total gain on sale of loans was $2.1 million and $4.4 million at June 30, 2003 compared with $1.8 million and $3.7 million for the same period in 2002. The increase in the combined gain on sale of loans was primarily the result of higher earned weighted average premiums on loans sold. For the three and six months ended June 30, 2003, approximately 91.8% and 93.0% of loans sold (conforming & non-conforming) were originated by the wholesale division, compared to 95.5% and 97.8% for the three and six months ended June 30, 2002. Gain on the sale of mortgage loans represented 67.8% and 66.0% of total revenue for the three and six months ended June 30, 2003, compared to 55.5% and 54.3% of total revenue for the same period in 2002. This was primarily a result of increased loan sale premiums.

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

Origination fee income included in the gain on sale of loans for the three and six months ended June 30, 2003, was $56,000 and $217,000, compared to $160,000 and $336,000 for the three and six months ended June 30, 2002. The decrease is the result of a decrease in fee associated with the loans sold. The 2003 period included over $5 million of loans originated between 1994 and 1998 previously designated as HFY. Our non-conforming retail loan sales for the three and six months ended June 30, 2003 comprised 2.05% and 3.31% of total non-conforming loan sales, with average loan origination fee income earned of 3.3% and 4.5%. For the three and six months ended June 30, 2002, non-conforming retail loan sales were 1.04% and 0.70% of total non-conforming loan sales with average origination fee income of 3.3% and 2.7%. Average origination fee income from conforming and government loans was 0.39% and 0.85% for the three and six months ended June 30, 2003, compared to 1.1% and 0.9% for the three and six months ended June 30, 2002. Costs associated with selling loans were approximately 4 and 5 basis points for the three and six months ended June 30, 2003, compared to 5 basis points for both the three and six months ended June 30, 2002.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan’s yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold. Average services rendered fees paid to mortgage brokers for the three and six months ended June 30, 2003 were 29 and 24 basis points, respectively, compared to 33 and 26 basis points for the three and six months ended June 30, 2002.

Interest Income and Expense

Interest income for the three and six months ended June 30, 2003 was $0.7 million and $1.7 million compared to $1.1 million and $2.3 million for the same period ended in 2002. The decrease in interest income for the three and six months ended June 30, 2003 was due to fewer loans receivable partially as a result of the sale of certain loans previously Held for Yield.

Interest expense for the three and six months ended June 30, 2003 was $0.6 million and $1.2 million compared to $0.8 million and $1.7 million for the three and six months ended June 30, 2002. The decrease in interest expense was primarily due to the decrease in FDIC insured certificates of deposits held at June 30, 2003 and reduction in interest rates paid on rollovers of maturing and new certificates of deposits compared to the 2002 period.

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

The following tables reflect the average yields earned and rates paid during the six months ended June 30, 2003 and 2002. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

	June 30, 2003			June 30, 2002
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loan receivable(1)	$33,780	$1,589	9.49%	$46,430	$2,081	9.04%
Cash and other interest-earning assets	23,125	92	0.80%	29,629	203	1.37%

	56,905	1,681	5.96%	76,059	2,284	6.00%

Non-interest-earning assets:
Allowance for loan losses	(656)			(1,508)
Investments	680			1,055
Premises and equipment, net	3,043			3,657
Other	2,407			3,871

Total assets	$62,379			$83,134

Interest-bearing liabilities:
Revolving warehouse lines	14,072	413	5.92%	$7,887	227	5.80%
FDIC—insured deposits	38,001	500	2.65%	63,390	1,169	3.72%
Other interest-bearing liabilities	6,252	271	8.74%	6,343	317	10.08%

	58,325	1,184	4.09%	77,620	1,713	4.45%

Non-interest-bearing liabilities	1,495			1,548

Total liabilities	59,820			79,168
Shareholders’ equity	2,559			3,966

Total liabilities and equity	$62,379			$83,134

Average dollar difference between interest-earning assets and interest-bearing liabilities	(1,420)			$(1,561)

Net interest income		$497			$571

Interest rate spread(2)			1.86%			1.61%

Net annualized yield on average Interest-earning assets			1.76%			1.51%

(1)	Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2)	Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $74,000 in net interest income for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was primarily the result of a decrease in the average balance on interest-earning assets.

(Dollars in thousands)

	Six months ended June 30, 2003 Compared to Six months ended June 30, 2002

	Increase (Decrease) due to:
	Volume	Rate	Total
Interest-earning assets:
Loans receivable	$(601)	$109	$(492)
Cash and other interest-earning assets	(38)	(73)	(111)

	(639)	36	(603)

Interest-bearing liabilities:
Revolving warehouse lines	181	(5)	176
FDIC-insured deposits	(390)	(279)	(669)
Other interest-bearing liabilities	(4)	(42)	(46)

	(213)	(326)	(539)

Net interest income (expense)	$(426)	$352	$(74)

Other Income

In addition to net interest income (expense) and gain on sale of loans, we derive income from other fees earned on the loans funded such as broker fee income, underwriting service fees, prepayment penalties and late charge fees for delinquent loan payments. Revenues associated with the financial products marketed by Approved Financial Solutions are also recorded in other income. For the three and six months ended June 30, 2003, other income totaled $305,000 and $532,000 compared to $386,000 and $856,000 for the same period in 2002. The level of other income was affected by the dissolution of the products previously offered by AFS and by the sale of HFY loans.

Comprehensive Income/Loss

For the three and six months ended June 30, 2003 and 2002, we had no other comprehensive income or loss.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which decreased by $0.3 million and $0.7 million to $1.2 million and $2.3 million for the three and six months ended June 30, 2003, compared to the same period in 2002. The decrease was directly attributable to a decrease in the number of employees and cost cutting initiatives. For the three and six months ended June 30, 2003, salary expense decreased by $302,000 and $493,000 when compared to the same period in 2002. The payroll related benefits decreased by $16,000 and $125,000 for the three and six months ended June 30, 2003, when compared to the same period in 2002. For the three months ended June 30, 2003, the commissions to sales staff increased by $11,000 when compared to the three months ended June 30, 2002. The increase was primarily due to an increase in loan originations. For the six months ended June 30, 2003, the commissions to sales staff decreased by $100,000 when compared to the same period ended June 30, 2002. The decrease was primarily due to structuring of commission rates based on loan funding tiers. For the six months ended June 30, 2003, the average full time equivalent employee count was 77.3, compared to 94.0 for the six months ended June 30, 2002.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as rent, postage, printing, general insurance, travel and entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the three months ended June 30, 2003 increased by $13,000 to $1.1 million, compared to the three months ended June 30, 2002. The increase was the result of an increase in professional and miscellaneous expenses. General and administrative expenses for the six months ended June 30, 2003 decreased by $310,000 to $1.9 million, compared to the six months ended June 30, 2002. The decrease was the result of a reduction in retail loan origination and the related marketing expense, a decline in our employee count, and closing retail offices which reduced related rent and depreciation expenses.

Advertising Expense

Advertising expense is comprised of various expenses such as print and Internet advertising and marketing expense. Advertising expense for the three and six months ended June 30, 2003 decreased by $11,000 and $29,000 to $22,000 and $36,000, compared to the three and six months ended June 30, 2002. The decrease was primarily the result of a decrease in internet advertising.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, payment of fees to mortgage brokers for services rendered on loan originations and verification of mortgages. Loan production expenses for the three and six months ended June 30, 2003, were $323,000 and $694,000, compared to $304,000 and $649,000 for the three and six months ended June 30, 2002. The increase was primarily due to the increase in yield spread premium on loans sold.

Provision for Loan Losses

The following table presents the activity in the allowance for loan losses for held for yield (“HFY”) loans which includes general and specific allowances and selected loan loss data for the six months ended June 30, 2003 and for the six months ended June 30, 2002:

(Dollars in thousands)

	2003	2002
Balance at beginning of period	$519	$879
Provision (credit) charged to expense	213	(181)
Loans charged off	(313)	(162)
Loans transferred to REO	(419)	31

Balance at end of period	$—	$567

HFY loans receivable, gross of allowance for losses and deferred fees	$—	$8,671
Ratio of allowance for loan losses to gross HFY loans receivable at the end of periods	0%	6.56%
*	Valuation Allowance charges for HFS loans not recorded in allowance for loan losses.

The provision for loan losses was $213,000 for the six months ended June 30, 2003 compared to $181,000 credit for the same period 2002. The provision for loan losses is based on management’s assessment of the amount of risk exposure for the associated loans. For the six months ended June 30, 2003, the majority of HFY loans were sold which resulted in the elimination of the allowance for loans losses. The net amount of HFY loans remaining, approximately $500,000, were moved to HFS based on management’s assessment of the ability to sell these loans.

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

Loans Current to 90 Days Delinquent:

First Mortgage Lien Position- General ALL reserve of 5.0% of the outstanding balance of loans. Subordinate Lien Position – General ALL reserve of 10.0% of the outstanding balance of loans.

Loans 91 to 120 Days Delinquent:

First Mortgage Lien Position—General ALL reserve of 10.0% of the outstanding balance of loans. Subordinate Lien Position—Outstanding balance is charged off at 91 days absent specific information indicating an estimated recoverable loan balance.

Loans over 120 Days Delinquent:

First Mortgage Lien Position—Specific Reserve equal to the outstanding loan balance less a current assessment of the “net realizable value” of the loan. General Reserve equal to the outstanding balance of loans in this category less the Specific Reserve times 10.0%. Specific Reserves on loans that had been 120+ days delinquent should remain until the borrower has shown a renewed willingness and ability to repay the loan. The borrower should have made at least three consecutive minimum monthly payments or the equivalent cumulative amount prior to reversal of the specific reserve.

HFY—Allowance for Loan Loss Summary 6/30/2003		Balance	% of Balance	Allowance
HFY 1st Mortgage Lien (Current to 90 Days Late)	(G)	—	0.00%	—
HFY Subordinate Mortgage Lien (Current to 90 Days Late)	(G)	—	0.00%	—
HFY 1st Mortgage Lien (91 to 120 Days Late)	(S)	—	0.00%	—
HFY 1st Mortgage Lien (121+ Days Late)	(S)	—	0%	—
HFY 1st Mortgage Lien (121+ Days Late)	(G)	—	0.00%	—
HFY 1st Mortgage Lien (With Prior Reserve)	(S)	—	0.00%
Total		—	0%	-0

HFY—Allowance for Loan Loss Summary 06/30/2002		Balance	% of Balance	Allowance
HFY 1st Mortgage Lien (Current to 90 Days Late)	(G)	6,830,984	5.0%	341,549
HFY Subordinate Mortgage Lien (Current to 90 Days Late)	(G)	1,197,096	10.0%	119,710
HFY 1st Mortgage Lien (91 to 120 Days Late)	(S)	118,410	10.0%	11,841
HFY 1st Mortgage Lien (121+ Days Late)	(S)	508,143	9.7%	49,092
HFY 1st Mortgage Lien (121+ Days Late)	(G)	459,051	10.0%	45,905
Other Loans	(G)	16,642	0.0%	—

Total		8,671,275	6.6%	568,097

Provision for Valuation Allowance – Held For Sale (“HFS”) Loans (See also under Notes to Financial Statements, Note 1. “Valuation Allowance”:

As of each financial reporting date, management evaluates and reports all held for sale loans at the lower of cost or market value. Any declines in value, including those attributable to credit quality, are accounted for as a charge to provision for valuation allowance for held-for-sale loans, not as adjustments to the ALLL. Such provision is charged against income and the amount of valuation allowance is included on the balance sheet with Mortgage Loans Held for Sale, net. Valuation allowances are based on managements opinion as to risk levels of the loans, review of secondary market pricing for sales of loans with similar characteristics, OTS regulatory guidance, the lien position and age of the loan as well as special circumstances known to management that merit a valuation allowance. Loans held 90 days or less, which do not fall into a special circumstance category, are carried at cost. Loans held over 90 days carry a general valuation allowance based on the lien position of the loan. This percentage of the general valuation allowance is based on loan sale pricing of loan pools with similar characteristics of the current HFS portfolio. A specific valuation allowance equal to the estimated net realizable value of a loan is carried on all loans considered to be special circumstance, which is in addition to any general valuation allowance. The net realizable value represents the most recent appraised value of the underlying property less estimated cost to liquidate. The difference in the principal value of the loan and the net realizable value is recorded as a valuation allowance.

HFS—Valuation Allowance (“VA”) Summary	As of June 30, 2003
CATEGORY	$ Loans in Category	% VA	$ VA
HFS (Non-Conforming) < 90 Days Old	24,090,109	0.0%	—
HFS (Conforming) < 90 Days Old	600,998	0.0%	—
HFS (Special Circumstances)	1,350,760	21.30%	287,645
HFS (Non-Conforming) 1st Mortgage Lien > 90 Days Old	3,816,008	5.5%	209,880
HFS (Non-Conforming) Subordinate Mortgage Lien > 90 Days Old	331,066	20.0%	66,213
HFS (Conforming) 1st Mortgage Lien > 90 Days Old	—	0.0%	—
HFS (Conforming) Subordinate Mortgage Lien > 90 Days Old	—	0.0%	—
Total Held For Sale—Valuation Allowance	28,838,181	1.95%	563,738

HFS—Valuation Allowance (“VA”) Summary	As of June 30, 2002
CATEGORY	$ Loans in Category	% VA	$ VA
HFS (Non-Conforming) < 90 Days Old	15,662,080	0.0%	—
HFS (Conforming) < 90 Days Old	302,574	0.0%	—
HFS (Special Circumstances)	1,121,691	14.8%	165,816
HFS (Non-Conforming) 1st Mortgage Lien > 90 Days Old	3,961,154	5.5%	217,863
HFS (Non-Conforming) Subordinate Mortgage Lien > 90 Days Old	1,321,889	20.0%	264,378
HFS (Conforming) 1st Mortgage Lien > 90 Days Old	624,401	0.0%	—
HFS (Conforming) Subordinate Mortgage Lien > 90 Days Old	0	0.0%	—
Total Held For Sale—Valuation Allowance	21,872,098	2.96%	648,057

The following table presents the activity in the allowance for loan losses for held for sale (“HFS”) loans for the six months ended June 30, 2003 and the six months ended June 30, 2002:

(Dollars in thousands)

	2003	2002
Balance at beginning of period	$661	$617
Provision charged to expense	88	31
Loans (charged off) recovered	(185)	0

Balance at end of period	$564	$648

HFS loans receivable, gross of valuation allowance and deferred fees	$28,838	$21,677
Ratio of valuation allowance for loan losses to gross HFS loans receivable at the end of periods	1.95%	2.99%

The current valuation allowance related to the gross HFS loan receivable balance of $28.8 million at June 30, 2003 was $564,000 or approximately 1.95% of the HFS gross principal balance, compared to a balance of $648,000 or 2.96% of the gross HFS loan receivable balance of $21.9 million as of June 30, 2002.

The valuation allowance of $564,000 for the held for sale loans, as of June 30, 2003 was 1.99% of total gross loan receivables of $28.8 million. The combined allowance for loan losses held for yield loans, $568,000, and valuation allowance for held for sale loans, $648,000, as of June 30, 2002 were $1.2 million or 3.93% of total gross held for yield and held for sale loans, $30.5 million.

Provision for Foreclosed Property Losses

The credit for foreclosed property losses was $99,000 for the six months ended June 30, 2003 compared to $280,000 provision for the six months ended June 30, 2002. The allowance for REO losses decreased for the six months ended June 30, 2003, compared to June 30, 2002 due to a decrease in the gross amount of foreclosed property. Sales of real estate owned yielded net loss of $2,000 for the six months ended June 30, 2003 versus $101,000 for the six months ended June 30, 2002.

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the six months ended June 30, 2003 and the six months ended June 30, 2002:

(Dollars in thousands)

	2003	2002
Balance at beginning of period	$192	$113
Provision (credit) charged to expense	(99)	280
Loss on sale of foreclosures	(2)	(101)

Balance at end of period	$91	$292

Real estate owned at the end of period, gross of allowance for losses	$752	$1,343
Ratio of allowance for foreclosed property losses to gross real estate owned at the end of period	12.10%	21.74%

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

Financial Condition at June 30, 2003 and December 31, 2002

Assets

The total assets were $60.0 million at June 30, 2003 compared to total assets of $60.6 million at December 31, 2002.

Cash and cash equivalents increased by $15.4 million to $26.9 million at June 30, 2003, from $11.5 million at December 31, 2002. This was primarily due to more loan sales than loan fundings in the first six months of 2003 and the timing differences between monthly loan sales and monthly loan originations.

Net mortgage loans receivable decreased by $14 million to $28.3 million at June 30, 2003. The 32.9% decrease in the first six months of 2003 is primarily due to selling more loans than were originated during the same period. Held for sale loans were $28.3 million at June 30, 2003, compared to $36.3 million at December 31, 2002. The decrease is primarily due to the sale of more loans than originated during the six month period. There were no held for yield loans at June 30, 2003, compared to $6.3 million at December 31, 2002. The decrease is related to management’s decision to sell all loans, which were previously held for yield. We currently do not originate new loans for inclusion in the held for yield portfolio; new loan originations are intended for sale within approximately sixty days of funding.

Real estate owned (“REO”) increased by $218,000 to $662,000 at June 30, 2003. The 49.1% increase in REO resulted from additions of properties to REO status with few REO sales during the six months ended June 30, 2003.

Investments consist of FHLB stock owned by the Bank. Investments decreased by $401,000 to $415,000 at June 30, 2003 compared to $816,000 at December 31, 2002. The decrease in investments in 2003 is due to the reduction of excess capital stock owned by the bank.

Net premises and equipment decreased by $273,000 to $2.9 million at June 30, 2003. The decrease is due to the depreciation and sale of assets for the six months ended June 30, 2003.

Income taxes receivable decreased by $1.2 million to zero at June 30, 2003 compared to $1.2 million at December 31, 2002. The 100% decrease was due to the receipt of the income tax receivable in the second quarter of 2003. The deferred tax asset was unchanged at June 30, 2003 compared to December 31, 2002.

Other assets decreased by $94,000 to $747,000 at June 30, 2003. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets.

Liabilities

Outstanding balances for our revolving warehouse loans decreased by $2.7 million to $7.6 million at June 30, 2003. The decrease in 2003 was primarily attributable to corporate initiatives to utilize the most cost effective borrowings available to fund new loan originations.

The Bank’s deposits totaled $41.1 million at June 30, 2003 compared to $37.8 million at December 31, 2002. Of the certificate accounts on hand as of June 30, 2003, a total of $41.1 million are scheduled to mature in the twelve-month period ending June 30, 2004.

Through an arrangement with a local NYSE member broker/dealer we held $1.2 million and $1.8 million in FDIC insured money market deposits as of June 30, 2003 and December 31, 2002, respectively.

Promissory notes and certificates of indebtedness totaled $4.6 million for both June 30, 2003 and December 31, 2002 periods. During the six months ended June 30, 2003 and the year of 2002, we did not solicit new promissory notes or certificates of indebtedness. We have utilized promissory notes and certificates of indebtedness, which are subordinated to FDIC insured deposits and our warehouse lines of credit, to help fund operations since 1984. Promissory notes outstanding carry terms of one to five years and interest rates between 5% and 10%, with a weighted-average rate of 7.48% at June 30, 2003. Certificates of indebtedness are uninsured subordinate notes previously issued to Virginia residents under a registration exemption in the Virginia Industrial Loan Association charter. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.50%, with a weighted-average rate of 9.67% at June 30, 2003.

Mortgage loans payable totaled $1.64 million at June 30, 2003 compared to $1.68 million at December 31, 2002. This loan decreases due to the normal principal reduction with payments made on the mortgage note payable.

Accrued and other liabilities decreased by $916,000 to $1.2 million at June 30, 2003. This category includes accounts payable, accrued interest payable, deferred income, and other payables. The 42.5% decrease is the result of a decrease in accounts payable associated with the close of the MAP program and the refund of a deposit held on the closed California cost center at March 31, 2003.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2003 was $2.6 million compared to $2.2 million at December 31, 2002. The $403,000 increase in 2003 was primarily due to net income for the six months ended June 30, 2003.

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

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to our ability to continue to originate loans. We have in certain prior periods experienced negative cash from operations. This was due to the timing of cash used to fund new loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 45 days after proceeds are used to fund the loan. We sold a lesser dollar amount of mortgage loans than we originated during the six months ended June 30, 2002 and 2003, therefore for the six months ended June 30, 2003, we had positive cash from operating activities of $13.7 million. For the six months ended June 30, 2002, we had positive cash from operating activities of $27.6 million

We finance our operating cash requirements primarily through FDIC-insured deposits, warehouse and other debt. For the six months ended June 30, 2003, we decreased debt from financing activities by $0.1 million, this was primarily the result of a decrease in revolving warehouse debt. For the six months ended June 30, 2002, we decreased debt from financing activities of $21.6 million, this was primarily the result of decreases in certificates of deposits and money market deposits.

Our borrowings (revolving warehouse and other credit facilities, FDIC-insured deposits, mortgage loans on our office building, and subordinated debt) were 93.7% of assets at June 30, 2003 compared to 92.7% at December 31, 2002.

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

Bank Sources of Capital

The Bank’s deposits totaled $42.3 million at June 30, 2003, compared to $39.7 million at December 31, 2002. The Bank currently utilizes funds from deposits and warehouse lines of credit to fund first lien and junior lien mortgage loans. We plan to utilize borrowings available to the bank that are most cost effective.

Warehouse and Other Credit Facilities

In December 2001, the Bank obtained a $15.0 million warehouse line of credit (structured as a repurchase agreement) with another financial institution. The size of the facility was increased to $25 million as of June 2002. The interest rate associated with the facility is prime plus 1.25%. The line has various financial requirements including a minimum tangible net worth of $916,000. As of June 30, 2003, we were in compliance with all financial covenants.

In November 2001, the Bank obtained a $7.0 million bank line of credit. This facility was terminated in 2002 upon determination by management that the line was not designed to meet the Company’s funding needs in a cost efficient manner.

Other Capital Resources

Uninsured promissory notes and certificates of indebtedness issued by Approved Financial Corp. have been a source of capital since 1984. The certificates of indebtedness are issued according to an intrastate exemption from security registration related to the Industrial Loan Association charter held by Approved Financial Corp. Promissory notes and certificates of indebtedness totaled $4.6 million and remained unchanged at June 30, 2003 and December 31, 2002. These borrowings are subordinated to FDIC insured deposits and our warehouse lines of credit. We cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer our primary state of operation.

We had cash and cash equivalents of $26.9 million at June 30, 2003.

We have sufficient resources to fund our current operations. Sources for future liquidity and capital resource needs may include new private capital investment, private placement of securities, the public issuance of debt or equity securities, merger or acquisition opportunities, increase in FDIC insured deposits and new lines of credit. The Board continues efforts related to an aggressive capital enhancement initiative giving consideration to a wide range of potential opportunities for resolution. Each alternative source of liquidity and capital resources will be evaluated with consideration of regulatory requirements, the terms and covenants associated with the alternative capital source and maximizing shareholder value. We expect that we will continue to be challenged by a limited availability of capital, fluctuations in the market price of and premiums received on whole loan sales in the secondary market compared to premiums realized in years prior to 1999, new competition in the mortgage loan origination industry, banking regulatory restrictions and an uncertain economic environment which may lead to a rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels. At present, the minimum required ratio of liquid assets to borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. During the six months ending June 30, 2003 and in 2002, the Bank maintained liquidity in excess of the required amount.

Bank Regulatory Capital

At June 30, 2003, the Bank’s book value under accounting principles generally accepted in the United States (“GAAP”) was $5.8 million. OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of June 30, 2003, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank’s GAAP capital to regulatory capital:

	Tangible Capital	Core Capital	Risk-Based Capital
	(Dollars in thousands)
GAAP capital	$5,790	$5,790	$5,790
Nonallowable asset: goodwill	(71)	(71)	(71)
Additional capital item: general allowance	—	—	—

Regulatory capital—computed	5,719	5,719	5,719
Minimum capital requirement	886	2,363	2,452

Excess regulatory capital	$4,833	$3,356	$3,267

Ratios:
Regulatory capital—computed	9.68%	9.68%	18.66%
Minimum capital requirement	1.50%	4.00%	8.00%

Excess regulatory capital	8.18%	5.68%	10.66%

OTS CEO Memorandum #137 issued in February of 2001 requires that the bank’s board of directors determine and continuously monitor the appropriate minimum capital level for the institution relative to ‘subprime’ lending activity. The determination of an appropriate minimum capital ratio related to subprime lending activities is a dynamic process based on quantifiable statistics related to the composition and performance of actual assets owned by the institution at a static point in time and theoretical variables such as current market and economic conditions and expectations for the future. The quantifiable variables include items such as loan portfolio designations between ‘held for yield’ and ‘held for sale’ and the related allowance for loan and lease loss and valuation allowance charges, statistics related to the credit quality of current loan portfolio outstanding, factors including asset performance and historical default trends, and recent secondary loan sale market transactions. We believe that our capital ratios as of June 30, 2003 are appropriate for the risk related to our current lending activity and loan portfolio. This determination is primarily based on the fact that all current loan origination activity is underwritten with intent to sell to investors and according to our investors’ underwriting guidelines and the current methodology used to determine loan loss reserves either as allowance for loan and lease losses (“ALLL”) or valuation allowances for held for sale loans.

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

Management and the Boards of Directors submitted a Business Plan (“Plan”) with revised inter-company operating procedures to the OTS and the Board of Directors of the Bank entered into a Consent Supervisory Agreement (“Agreement”) with the OTS on December 3, 2001 as filed on Form 8K. Management believes it is in compliance with the Agreement as of June 30, 2003. In addition to the required adherence to all banking and lending regulations and various confirmations of compliance oversight required from the Board of Directors, the primary corrective actions and new operating procedures outlined in the Plan and/or the Agreement include the following.

1.	Organizational Structure and Management: Immediately upon receipt of the Directive Letter, the Chairman of the Board and the President of AFSB resigned their positions. A revised organizational structure was submitted in the Plan and has been implemented that establishes a “wall” between AFSB and AFC. Under the revised structure all AFC staff report to a manager or officer of AFC and all AFSB staff report to a manager or officer of AFSB. The OTS issued a non-objection letter relating to the following slate of Bank officers and their compensation arrangements. These officers consist of qualified individuals who were employed by AFSB or AFC prior to April 20, 2001 thus eliminating the expense and time involved in making a transition to outside independent management as initially directed by the OTS.

☐	Jean S. Schwindt, President and COO of AFSB. Ms. Schwindt has served as Director of AFC since 1992, Director of AFSB since 1996 and became an officer of AFC in 1998. Ms. Schwindt has over twenty years of financial services experience working primarily in highly regulated environments.

2.	Board of Directors: The Board of Directors of AFSB, in addition to the two Directors that are employed by either AFC or AFSB, has three outside Directors as follows.

☐	Leon Perlin has served on the Board of Directors of the Bank since 1996. Mr. Perlin was an initial investor in AFC when current management purchased the company in 1984 and has served on the board of AFC since 1984.

☐	Dennis J. Pitocco has served as an outside Director of AFSB since May 25, 2001. Mr. Pitocco’s experience includes 27 years in the financial services industry having served in management positions for domestic regulated banking institutions and domestic and international non-bank lending institutions.

☐	Eric Yeakel, who has been a Director of AFSB since 1996 and the Chief Financial Officer of AFC since 1994, resigned his position as Chief Financial Officer in July of 2001. Mr. Yeakel now serves as an outside Director of AFSB.

3.	Loan Assignments: AFSB ceased assignment of loans to AFC on April 19, 2001. However, as of June 27, 2001, the OTS permitted AFSB to assign loans to AFC with AFSB receiving the full principal amount of the loan at time of assignment, which provided for the temporary use of a warehouse credit facility available to AFC at that time to fund loans. AFSB entered into separate warehouse credit facilities in the fourth quarter of 2001 and such loan assignments between AFSB and AFC were no longer applicable.

4.	Transfer of Assets and Promissory Note: Loans assigned to AFC by AFSB prior to April 21, 2001 and other assets owned by AFC including mortgage loans, the home office building, land and furniture and equipment were transferred from AFC to AFSB during the second quarter of 2001. AFSB recorded a charge to income as a provision to valuation allowance for inter-company receivable in 2001 equal to the net inter-company receivable due to AFSB after the transfer of these assets. There was no related effect on the consolidated statements of income (loss) and comprehensive income (loss). In November of 2001, AFC and AFSB executed an inter-company Promissory Note equal to the amount charged off by AFSB for this inter-company receivable. The Promissory Note provides for quarterly interest payments commencing January 1, 2002 and quarterly principal payments commencing July 1, 2002 with the remaining balance due in full on July 1, 2007. The note can be prepaid without penalty at any time. As this is an inter-company transaction, there is no effect on the consolidated income statement. As of June 30, 2003, all principal and interest payments are current.

5.	Limitation of Growth of Assets and Lending Policy: We are required to underwrite mortgage loans according to the underwriting criteria of our investors, according to risk-based pricing guidelines and to insure that consumer disclosure and file documentation is in compliance with lending regulations. Asset growth is limited to the extent that we must not increase the dollar amount or number of loans in our held for yield portfolio, thus loans originated are held for sale and marketed to market monthly.

6.	Transactions with Affiliates. All transactions between the Bank and AFC or AFC non–bank affiliates must comply with the provisions of 12 U.S.C. §1468. A fee-for-services agreement has been adopted and applied in the calculation of inter-company settlements since June 2001, whereby AFC performs services such as underwriting, processing, doc/closing, loan servicing and collections, quality control, secondary marketing, Human Resource/corporate administration and information systems management.

7.	Financial Modeling tool: An internal financial projection model was used as the primary development tool for the Plan and the revised inter-company procedures and fee schedules. Stress testing was conducted to evaluate the financial position of AFC and AFSB under various business conditions and applying various assumptions for loan volume and whole loan sale revenue. The model is a dynamic tool and therefore is revised periodically to adjust to changes in operations. A financial modeling tool was developed during 2003 to assist management and the board in evaluation of various opportunities and alternatives related to our Capital Initiatives discussed above in “Item II. General”. Projections from one or both of these models, are reported to the Board of Directors quarterly as required by the Consent Supervisory Agreement.

8.	Provision for Loan Loss Methodology: In accordance with interagency guidance issued in 2001, we revised our methodology for determining and recording loss reserves on loans held for sale, held for yield and real estate acquired through foreclosure.

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

9.	Warehouse Line of Credit: The Agreement requires AFSB to use its best efforts to maintain adequate warehouse line of credit facilities at the Association for the purpose of providing additional funding sources for loans held for sale. We acquired two credit facilities in the fourth quarter of 2001 for a total of $22 million. One of these credit facilities was allowed to expire as it was not administratively suitable to the Bank’s funding needs. The second credit facility lending limit was increased from $15 million to $25 million in June of 2002.

10.	Dividend Policy: The Bank adopted a policy whereby a request for dividends will not be made to the OTS until the Bank’s regulatory capital levels are restored to at least the levels reported as of December 31, 2000 and the Bank will remain well-capitalized following the payment of the dividend.

11.	Financial Reporting Policy

The OTS is provided with the following Daily Financial Reports based on consolidated activity for AFC as of the 15th and final day of each calendar month:

i. Loan Funding Report, listing by day the number and dollar amount of loans funded, categorized by retail conforming, retail non-conforming, retail government, wholesale—East Division, and wholesale—West Division;

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

i. Monthly Income Statement (AFC and AFSB-only);

ii. Month-end Statement of Financial Condition (AFC and AFSB only); and

iii. Month-end Deposit Maturity Schedule.

13.	We elected to establish a policy concerning Loans to Officers, Directors and Other Affiliated Parties, whereby such activity is not allowed.

14.	As a result of the Directive Letter, AFC and AFSB are subject to additional fees, applications, notices and loss of expedited status. Related to such a $523 fee is associated with the application for new directors and a fee of $500 was associated with the application for each of the new executive officers. The OTS semi-annual assessment decreased from $24,000 to $20,000 for the first six months ended June 30, 2003, compared to the same period in 2002.

15.	In addition to the provisions included in the Consent Supervisory Agreement and Directive, as requested by the OTS, under our Capital Initiative, we are aggressively seeking procurement of private investors and/or a merger or acquisition transaction for AFC to enhance the management and capital of the Bank.

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

We have entered into forward loan sale commitments with investors. Under these arrangements, we are normally allowed an agreed number of days to deliver a specified amount of loans meeting the investor’s underwriting criteria and according to a prearranged pricing formula. Under these agreements, the investor assumes the interest rate risk for the agreed time period and we are obligated to deliver the loan volume. Since the investor is normally a larger institution that purchases pools of loans from many investors under similar agreements, the investor utilizes the advantages from economy of scale and can implement a cost effective hedging strategy to mitigate the assumed interest rate risk. Therefore, we will use this strategy to mitigate interest rate risk when the appropriate opportunities are presented based on overall risk reward evaluation.

In the future, the Board may determine it appropriate to adopt a more complex interest rate hedging strategy and may enter into typical transactions such as short sales of U.S. Treasury securities. Any type of hedge transaction or forward loan sale commitment, is evaluated on a risk reward basis and intended to limit our exposure to interest rate risk.

We had no hedge contracts outstanding at June 30, 2003. We had one forward loan sale commitment outstanding at June 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management—Asset/Liability Management

There have been no significant changes from the quantitative and qualitative disclosures made in the December 31, 2002 Form 10K.

Our one-year gap was a negative 21.34% of total assets at June 30, 2003, as illustrated in the following table:

Description	Total	One Year Or Less	Two Years	Three to Four Years	More Than Four Years
Interest earning assets:
Loans held for sale(1)	$28,904	$11,700	$252	$555	$16,397
Loans held for yield(1)	—	—	—	—	—
Cash and other interest-earning assets	26,913	26,913	—	—	—

	55,817	$38,613	$252	$555	$16,397

Allowance for loan losses	(564)
Investment in IMC Premises and equipment, net	0 2,943
Other	1,824

Total assets	$60,020

Interest-bearing liabilities:
Revolving warehouse lines	$7,643	$7,643	—	—	—
FDIC— insured deposits	41,117	41,117	—	—	—
FDIC—insured money market account	1,222	1,222	—	—	—
Other interest-bearing liabilities	6,241	1,440	1,020	1,858	$1,923

	56,223	$51,422	$1,020	$1,858	$1,923

Non-interest-bearing liabilities	1,238

Total liabilities	57,461
Shareholders’ equity	2,559

Total liabilities and equity	$60,020

Maturity/repricing gap		$(12,809)	$(768)	$(1,303)	$14,474

Cumulative gap		$(12,809)	$(13,577)	$(14,880)	$(406)

As percent of total assets		(21.34)%	(22.62)%	(24.79)%	(0.68)%
Ratio of cumulative interest earning assets to cumulative interest bearing liabilities		0.75	0.74	0.73	0.99

(1)	Loans shown gross of allowance for loan losses and valuation allowance charges, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of our market risks is the above gap table. The gap table shows that the one-year gap was a negative 21.34% of total assets at June 30, 2003. We originate fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within 45 to 90 days from origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of June 30, 2003, 56.7% of the principal on the loans was expected to be received more than four years from that date. However, our activities are financed with short-term deposits, loans and credit lines 91.5% of which reprice within one year of June 30, 2003. We attempt to limit our interest rate risk by selling a majority of the fixed rate loans that we originate. If our ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, we could be subject to substantial interest rate risk.

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

Asset Quality

The following table summarizes all of our delinquent loans at June 30, 2003 and December 31, 2002:

(in thousands)	2003		2002
	HFS	HFY	HFS	HFY
Delinquent 31 to 60 days	$118	$0	$135	$145
Delinquent 61 to 90 days	53	0	304	65
Delinquent 91 to 120 days	128	0	—	77
Delinquent 121 days or more	726	0	1,020	649

Total delinquent loans (1)	$1,025	$0	$1,459	$936

Total loans receivable outstanding, gross	$28,838	$0	$36,860	$6,932

Delinquent loans as a percentage of total loans outstanding:
Delinquent 31 to 60 days	0.41%	0%	0.37%	2.10%
Delinquent 61 to 90 days	0.18	0	0.82	0.94
Delinquent 91 to 120 days	0.44	0	0.00	1.11
Delinquent 121 days or more	2.52	0	2.77	9.36

Total delinquent loans as a percentage of total loans outstanding	3.55%	0%	3.96%	13.50%

Reserve as a % of delinquent loans	54.98%	0%	45.30%	55.45%

(1)	Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 60 days or more past due. HFS non-accrual loans were $0.91 million for the six months ended June 30, 2003, compared to $1.32 million at December 31, 2002. HFY non-accrual loans were $0.00 million for the six months ended June 30, 2003, compared to $0.92 million at December 31, 2002. The amount of additional interest that would have been recorded had the HFS loans not been placed on non-accrual status was approximately $74,000 for the six months ended June 30, 2003 and $110,000 for the year ended December 31, 2002. The amount of additional interest that would have been recorded had the HFY loans not been placed on non-accrual status was approximately $0 for the six months ended June 30, 2003 and $85,000 at December 31, 2002. The amount of interest income on the non-accrual HFS loans that was included in net income for the six months ended June 30, 2003 was $6,000 and for the year ended December 31, 2002 was $36,000. The amount of interest income on the non-accrual HFY loans that was included in net income for the six months ended June 30, 2003 was $0 and for the year ended December 31, 2002 $44,000.

HFS loans delinquent 31 days or more as a percentage of total loans outstanding decreased to 3.55% at June 30, 2003 from 3.96% at December 31, 2002. HFY loans delinquent 31 days or more as a percentage of total loans outstanding decreased to 0.0% at June 30, 2003 from 13.50% at December 31, 2002.

At June 30, 2003 and December 31, 2002, the recorded investment in HFS loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $0.86 million and $1.0 million, respectively. At June 30, 2003 and December 31, 2002, the recorded investment in HFY loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $0.0 million and $0.72 million, respectively. The average recorded investment in HFS impaired loans for the six months ended June 30, 2003 was approximately $0.43 million, compared to $1.10 million at December 31, 2002. The average recorded investment in HFY impaired loans for the six months ended June 30, 2003 was approximately $0.13 million, compared to $0.83 million at December 31, 2002.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—

The Company is, from time to time, subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings, net of expense accruals recorded as of June 30, 2003, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 2. Changes in Securities—None

Item 3. Defaults Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—

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

Item 6. Exhibits and Reports on Form 8-K—

Exhibit 31 (a)—Certification of Chief Executive Officer

Exhibit 31 (b)—Certification of Primary Accounting Officer

Exhibit 32 (a)—Section 906 Certification of Chief Executive Officer

Exhibit 32 (b)—Section 906 Certification of Primary Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROVED FINANCIAL CORP.

Date:	August 14, 2003	By:	/s/ ALLEN D. WYKLE
Allen D. Wykle Chairman, President and Chief Executive Officer

Date:	August 14, 2003	By:	/s/ LESLIE HODGES
Leslie Hodges AVP Accounting and Finance