Form 10-Q
period 2003-09-30
APPROVED FINANCIAL CORP
filed 2003-11-14
CIK 1053924

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

   for the quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 1, 2003: 5,482,114 shares

APPROVED FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

APPROVED FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

(In thousands, except per share amounts)

	Unaudited 2003	2002
ASSETS
Cash	$27,650	$11,470
Mortgage loans held for sale, net	22,396	36,306
Mortgage loans held for yield, net	—	6,309
Real estate owned, net	621	444
Investments	415	816
Income taxes receivable	0	1,241
Premises and equipment, net	2,888	3,216
Other assets	640	841

Total assets	$54,610	$60,643

LIABILITIES AND EQUITY
Liabilities:
Revolving warehouse loan	$4,087	$10,379
Mortgage note payable	1,626	1,679
Notes payable-related parties	2,525	2,525
Certificate of indebtedness	2,073	2,076
Certificates of deposits	39,936	37,830
Money market account	513	1,845
Accrued and other liabilities	1,426	2,153

Total liabilities	52,186	58,487

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock series A, $10 par value;
Noncumulative, voting:
Authorized shares – 100
Issued and outstanding shares – 90	1	1
Common stock, par value - $1	5,482	5,482
Authorized shares - 20,000,000
Issued and outstanding shares - 5,482,114
Additional capital	552	552
Accumulated deficit	(3,611)	(3,879)

Total equity	2,424	2,156

Total liabilities and equity	$54,610	$60,643

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS -

Three months ended September 30, 2003 and 2002

(In thousands, except per share amounts)

Unaudited

	2003	2002
Revenue:
Gain on sale of loans	$1,863		$1,144
Interest income	639		897
Broker fee income	12		—
Other fees and income	256		294

	2,770		2,335

Expenses:
Compensation and related	1,095		943
General and administrative	801		1,075
Advertising expense	17		15
Loan production expense	385		211
Interest expense	445		608
Provision for loan losses, held for yield	—		(108)
Provision for loan losses on real estate owned	(39)		(12)
Unrealized loss on loans held for sale	201		150

	2,905		2,882

Income (loss) before income taxes	(135)		(547)
Income tax (benefit) expense	—		(500)

Net income (loss)	(135)		(47)
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain during period	—		—

Comprehensive income (loss)	$(135)	$	(47)

Net income (loss) per share:
Basic and Diluted	$(0.02)		$(0.01)

Weighted average shares outstanding:
Basic and Diluted	5,482		5,482

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS -

Nine months ended September 30, 2003 and 2002

(In thousands, except per share amounts)

Unaudited

	2003	2002
Revenue:
Gain on sale of loans	$6,286	$4,884
Interest income	2,320	3,180
Broker fee income	80	6
Other fees and income	842	1,150

	9,528	9,220

Expenses:
Compensation and related	3,442	4,027
General and administrative	2,693	3,274
Advertising expense	53	81
Loan production expense	1,079	860
Interest expense	1,629	2,321
Provision for loan losses, held for yield	213	(320)
Provision for loan losses on real estate owned	(85)	268
Unrealized loss on loans held for sale	236	181

	9,260	10,692

Income (loss) before income taxes	268	(1,472)
Income taxes	—	1,108

Net income (loss)	268	(2,580)
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain during period	—	—

Comprehensive income (loss)	$268	$(2,580)

Net income (loss) per share:
Basic and Diluted	$0.05	$(0.47)

Weighted average shares outstanding:
Basic and Diluted	5,482	5,482

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2003 and 2002

(Dollars in thousands)

Unaudited

	2003	2002
Operating activities
Net income (loss)	$268	$(2,580)
Adjustments to reconcile net income (loss) to net Cash used in operating activities:
Depreciation of premises and equipment	235	474
Provision for loan losses – held for yield	213	(320)
Provision for losses on real estate owned	(85)	268
Unrealized loan losses – held for sale	236	181
Deferred tax expense	—	1,607
(Gain)/ Loss on real estate owned	(25)	135
Proceeds from sale and prepayments of loans	203,372	173,530
Originations of loans, net	(177,030)	(150,724)
Gain on sale of loans	(6,286)	(4,884)
Loss on sale of equipment	90	—
Income tax receivable	—	(500)
Changes in assets and liabilities:
Other assets	(201)	(90)
Accrued and other liabilities	(727)	(10)

Net cash provided by operating activities	20,060	17,087
Cash flows from investing activities:
Purchase of premises and equipment	(10)	(17)
Sales of premises and equipment	103	2
Sales of real estate owned	1,211	1,200
Real estate owned capital improvements	(11)	(29)
Sale of FHLB stock	401	—

Net cash provided by investing activities	1,694	1,156

Continued on Next Page

APPROVED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Nine months ended September 30, 2003 and 2002

(Dollars in thousands)

Unaudited

	2003	2002
Cash flows from financing activities:
Borrowings – warehouse	$81,029	$8,392
Repayments of borrowings – warehouse	(87,321)	—
Principal payments on mortgage note payable	(53)	(49)
		—
Net increase (decrease) in:
Notes payable	—	26
Certificates of indebtedness	(3)	59
Certificates of deposit	2,106	(24,632)
FDIC-insured money market account	(1,332)	(652)

Net cash (used in) provided by financing activities	(5,574)	16,856

Net increase in cash	16,180	1,387
Cash at beginning of year	11,470	11,627

Cash at end of year	$27,650	$13,014

Supplemental cash flow information:
Cash paid for interest	$1,532	$2,321
Cash paid for income taxes	$—	15
Supplemental non-cash information:
Loan balances transferred to real estate owned	$1,694	$1,503

The accompanying notes are an integral part of the consolidated financial statements.

APPROVED FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the nine months ended September 30, 2003 and 2002

Note 1. Organization and Summary of Significant Accounting Policies:

Organization: Approved Financial Corp., a Virginia corporation (“Approved”), and its subsidiaries (collectively, the “Company”) operate primarily in the consumer finance business of originating, servicing and selling mortgage loans secured primarily by first and second liens on one-to-four family residential properties. The Company historically sourced mortgage loans through two origination channels; a network of mortgage brokers who use our loan products to serve the needs of their customers (“broker” or “wholesale”) and an internal sales staff that originate mortgages directly with borrowers (“retail” and “direct”). The wholesale channel is the primary source of mortgage loan originations as of September 30, 2003. Approved has one wholly owned subsidiary through which it originated residential mortgages during the years of 2003 and 2002, Approved Federal Savings Bank (the “Bank”), a federally chartered thrift institution. Prior to 2002, residential mortgages were originated through another wholly-owned subsidiary, Approved Residential Mortgage, Inc. (“ARMI”), which had no active loan origination operations for the nine months ended September 30, 2002 and September 30, 2003. A third wholly owned subsidiary, Approved Financial Solutions (“AFS”), previously offered other financial products such as Debt Free Solutions, Mortgage Acceleration Program and insurance products to its mortgage customers. These products were not offered by AFS during 2003.

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

Cash and cash equivalents: Cash and cash equivalents consist of cash on deposit at financial institutions. Cash equivalents, which have been held in the past and may be held from time to time in the future consist of short-term investments that are considered cash equivalents if they were purchased with an original maturity of three months or less.

Loans held for sale: Loans, held for sale, are carried at the lower of aggregate cost or market value. Market value is determined using recent market prices for similar loans and estimates of current investor yield requirements, net of deferred fees and valuation allowance.

Loans held for yield: Loans are stated at the amount of unpaid principal less net deferred fees and an allowance for loan losses. Interest on loans is accrued and credited to income based upon the principal amount outstanding. Fees collected and costs incurred in connection with loan originations are deferred and recognized over the term of the loan. At September 30, 2003, there were no held for yield loans.

APPROVED FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the nine months ended September 30, 2003 and 2002

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

Valuation Allowance: As of each financial reporting date, management evaluates and reports all held for sale loans at the lower of cost or market value. Any decline in value, including those attributable to credit quality, are accounted for as a charge to provision for valuation allowance for held-for-sale loans. Valuation allowances are established based on the age of the loan as well as special circumstances known to management that merit a valuation allowance. Loans held 90 days or less that do not fall into a special circumstance category are carried at cost. A valuation allowance of 5.5% is charged against first lien non-conforming mortgage loans held over 90 days and a valuation allowance of 20% is charged against subordinated liens held over 90 days that do not fall into a special circumstance category. These percentages are based on management’s consideration of pricing of past loan sales of loans with similar characteristics and review of the current secondary market for loan sales and other economic variables that could affect such in the future. All loans considered to be special circumstance are carried at the net realizable value. The net realizable value determined by management represents one or a combination of factors including, the current appraised or listed property valuation less estimated cost to liquidate the property, the current estimated secondary market value of the loan based on the sale price of similar loans or estimated bids from investors. The difference in the principal value of the loan and the net realizable value is recorded as a Valuation Allowance. Provision for valuation allowance is charged against income and is not eligible for inclusion in Tier 2 capital for risk based capital purposes. The impact on Tier 2 capital is the primary difference between loss reserves for HFS (valuation allowance) loans and HFY (ALLL) loans.

Origination fees: Net origination fees are recognized over the life of the loan or, if sold, upon its sale.

Real estate owned: Assets acquired through loan foreclosure are recorded as real estate owned (“REO”) at the lower of cost or fair market value, net of estimated disposal costs (“net realizable value”). Cost includes loan principal and certain capitalized improvements to the property. The estimated fair market value is reviewed periodically by management, and any write-downs are charged against current earnings using a valuation account, which has been netted against real estate owned in the financial statements.

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

for the nine months ended September 30, 2003 and 2002

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Investments: The Company’s investment in the stock of the Federal Home Loan Bank (“FHLB”) of Atlanta is stated at cost. There are not other investments held by the Company as of September 30, 2003.

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

for the nine months ended September 30, 2003 and 2002

Note 1. Organization and Summary of Significant Accounting Policies, continued:

Tax refund benefit 2002: A federal income tax benefit was recorded in the fourth quarter of 2002 based on the revised Federal tax law, enacted in 2002, whereby, in 2002 a company that experiences tax losses can carry the loss back up to five years to obtain a current tax refund.

Earnings per share: The Company computes “basic earnings per share” by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. “Diluted earnings per share” reflects the effect of all potentially dilutive potential common shares such as stock options and warrants and convertible securities.

Comprehensive income: The Company classifies items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the consolidated balance sheets. For the nine months ended September 30, 2003 and 2002, we had no other comprehensive income or loss.

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

Liquidity: The company finances its operating cash requirements primarily through certificates of deposit, warehouse credit facilities, and other borrowings. Our borrowings were 93.0% of total assets at September 30, 2003, compared to 92.9% at December 31, 2002.

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

Reclassifications: Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

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

For the nine months ended September 30,	2003	2002
Net income/loss	$268	$(2,580)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net loss	268	(2,580)

Loss per share:
Basic and diluted – as reported	0.05	(0.47)

Basic and diluted – pro forma	0.05	(0.47)

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 was effective for public companies for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. As a result, the adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis of the financial condition and results of operations, for the three and nine months ended September 30, 2003 and 2002 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document and in prior reports filed with the Securities and Exchange Filings on Form 10 K for period ended December 31, 2002, Form 10 Q for periods ended March 31 and June 30, 2003 and Form 14A (Definitive Proxy Statement), all of which can be accessed at the following internet address ( http://www.businesswire.com/cnn/apfn.shtml) or by request to the Company; Approved Financial Corp., 1716 Corporate Landing Parkway, Virginia Beach, Virginia 23451 ATTN: Investor Relations.

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

In the nine months ended September 30, 2003, the dollar volume in the wholesale lending division accounted for 92.5% of total originations and the retail lending division accounted for 7.5% of total originations. In the nine months ended September 30, 2002, the dollar volume in the wholesale lending division accounted for 95.4% of total originations and the retail lending division accounted for 4.6% of total originations. Our current initiatives for the mortgage business focus on increasing future origination volume in a cost-effective manner through the wholesale channel.

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

The Bank operates under a Consent Supervisory Agreement with the Office of Thrift Supervision (“OTS”) dated December 3, 2001 (“Agreement”). In compliance with regulatory instruction from the OTS, initiatives to enhance our capital base (“Capital Initiatives”) by means of potential private investments into Approved and/or a merger or acquisition transaction are a material part of our current business strategy.

We entered into an Agreement and Plan of Merger on September 30, 2003 for the cash sale of the Company to Approved Acquisition Corp., a Michigan corporation, organized to become the owner of the Company in the merger (“ Proposed Transaction”) . Approved Acquisition Group is owned by the principals of Michigan Fidelity Acceptance Corp., d/b/a Franklin Financial Group, a Michigan corporation, which is in the mortgage loan origination business similar to the Company. The Proposed Transaction is subject to shareholder and regulatory approval. As part of the approval process an application for change in control was filed by Approved Acquisition Corp. with the Office of Thrift Supervision and a Preliminary and Definitive Proxy Statements were filed by the Company with the Securities and Exchange Commission. Shareholders of record as of November 5, 2003, (“the Record Date”) are eligible to vote on the Proposed Transaction. The related Annual Shareholder Meeting is scheduled for December 11, 2003.

In addition to the required regulatory and shareholder approval of the Proposed Transaction there are other conditions under which the Proposed Transaction may not be consummated, all of which are explained in the Proxy Statement filed with Securities and Exchange Commission (“SEC”) on November 10, 2003 which has been mailed to shareholders of record on November 5, 2003. All shareholders should read the Proxy Statement prior to casting their vote. The Proxy Statement as filed with the SEC may be accessed at the following internet address. (http://www.businesswire.com/cnn/apfn.shtml)

We cannot assure you that the Proposed Transaction will be consummated. Failure to do so may negatively affect our financial and operating condition and invoke additional OTS regulatory action. Our current business strategy is also dependent upon our ability to originate mortgage products that provide economic value. The implementation of our business strategy depends in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain capital investors and other forms of financing on favorable terms and which is suitable to OTS, retain qualified employees to implement our plans, profitably sell our loans on a regular basis and to expand in the face of competition and regulatory restrictions. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which would adversely affect our results of operations and financial condition.

Results of Operations

Results of Operations for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002.

Net Income (Loss)

For the three months ended September 30, 2003, we reported a net loss of $135,000 compared to a net loss of $47,000 for the three months ended September 30, 2002. For the nine month period ended September 30, 2003, we reported net income of $268,000 compared to $2,580,000 net loss for the same period in 2002. On a per share basis, the net loss for the three months ended September 30, 2003 was $0.02 compared to net loss of $0.01 for the same period in 2002. On a per share basis the net income for the nine months ended September 30, 2003 was $0.05 compared to a net loss of $0.47 for the same period in 2002. The increase in net income for the nine month period is primarily due to a valuation allowance expense recorded against the deferred tax asset in the 2002 period of $1,607,788, reduction in compensation and related expenses, a reduction in interest income due to the sale of held for yield portfolio and a reduction in interest expense on certificates of deposit.

Origination of Mortgage Loans

The following table shows the loan originations in dollars and units for our wholesale and retail divisions for the three and nine months ended September 30, 2003 and 2002. The retail division originates mortgages that are funded in-house and through other lenders (“brokered loans”). Brokered loans consist primarily of mortgages that do not meet our underwriting criteria or product offerings.

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Dollar Volume of Loans Originated:
Wholesale (Broker)	$50.2	$40.9	$163.7	$144.4
Retail funded through other lenders	0.6	0.0	3.4	0.7
Retail funded in-house non-conforming	0.1	0.5	4.1	1.2
Retail funded in-house conforming and government	2.2	1.1	5.8	5.1

Total	$53.1	$42.5	$177.0	$151.4

Number of Loans Originated:
Broker	352	395	1212	1,545
Retail funded through other lenders	1	0	15	6
Retail funded in-house non-conforming	1	3	26	7
Retail funded in-house conforming and government	13	8	34	38

Total	367	406	1287	1,596

The dollar volume of loans originated in the three and nine months ended September 30, 2003 (including retail loans brokered to other lenders) increased 24.9% and 16.9% respectively when compared to the same period in 2002. The increase was primarily due to a 22.7% increase in wholesale lending activity.

The dollar volume of loans funded in-house, which excludes retail – funded through other lenders, increased 23.5% and 15.2% in the three and nine months ended September 30, 2003 compared to the same period in 2002, primarily due to the increase in wholesale lending activity. Retail – funded through other lenders was $0.6 million and $3.4 million during the three and nine months ended September 30, 2003, which was an increase of 385.7% for the nine-month period ended September 2003 compared to the nine month period ended September 30, 2002.

The volume of loans originated by the retail division, including Retail – funded through other lenders, in the three and nine months ended September 30, 2003, was $2.9 million and $13.3 million compared to $1.6 million and $7.0 million during the same period ended September 30, 2002. This increase is primarily due to efforts to increase loans originated by the retail center. However, for business reasons management closed the retail origination center located in Virginia Beach during the third quarter of 2003. At September 30, 2003, there were no active retail loan origination offices.

The volume of loans originated through the Company’s wholesale division, which originates loans through a network of mortgage brokers increased 22.7% and 13.4% to $50.2 million and $163.7 million for the three and nine months ended September 30, 2003, compared to $40.9 million and $144.4 million for the three and nine months ended September 30, 2002. The increase was primarily the result of expanded sales efforts and product offerings and the continuous initiatives to enhance service to mortgage brokers.

Gain on Sale of Loans

The largest component of our revenue is gain on sale of loans. There is an active secondary market for most types of mortgage loans originated. All loans are currently originated for sale to other financial institutions, receiving cash at the time loans are sold. The loans are sold service-released on a non-recourse basis, except for normal representations and warranties, which is consistent with industry practices. By selling loans in the secondary mortgage market, we are able to obtain funds that may be used for additional lending and investment purposes. Gain on sale of loans is comprised of several components, as follows: (a) the difference between the sales price and the net carrying value of the loan; plus (b) loan origination fee income collected at loan closing and deferred until the loan is sold; less (c) loan sale recapture premiums and miscellaneous loan selling costs.

Nonconforming loan sales including discounted loan sales totaled $55.4 million and $182.2 million for the three and nine months ended September 30, 2003, compared to $30.0 million and $157.3 million for the same period in 2002.

Nonconforming loan sales excluding discounted loan sales totaled $52.7 million and $169.7 million for the three and nine months ended September 30, 2003, compared to $26.4 million and $149.7 million for the same period in 2002, and earned an average weighted premium of 3.51% and 3.56%, respectively.

For the three and nine months ended September 30, 2003, the Company sold $2.9 million and $12.9 million of loans, at a weighted average discount to par value of 0.98% and 5.54%, respectively. For the three and nine months ended September 30, 2002, the Company sold $3.6 million and $7.6 million of loans at a weighted average discount to par value of 5.26% and 3.61%, respectively. For the three and nine months ended September 30, 2003, 0% and 45.92% of discounted loan sales related to loans previously Held for Yield (“HFY”). For the three and nine months ended September 30, 2002, there were no HFY loans included in discounted loan sales.

Conforming and government loan sales totaled $2.6 million and $8.9 million for the three and nine months ended September 30, 2003, compared to $1.4 million and $7.4 million for the three and nine months ended September 30, 2002 and earned a weighted-average premium of 1.66% and 1.96 % compared to 1.52% and 1.05%, respectively.

Total loan sales were $58.0 million and $191.1 for the three and nine months ended September 30, 2003, compared to total loan sales of $31.4 million and $164.6 million for the same period in 2002 and earned a weighted-average premium of 3.22% and 2.88% compared to 3.02% and 2.71%, respectively.

The total gain on sale of loans was $1.9 million and $6.2 million for the three and nine months ended September 30, 2003 compared with $1.1 million and $4.9 million for the same period in 2002. The increase in the combined gain on sale of loans was primarily the result of higher earned weighted average premiums on loans sold. For the three and nine months ended September 30, 2003, approximately 95.4% and 93.8% of loans sold (conforming & non-conforming) were originated by the wholesale division, compared to 94.2% and 95.2% for the three and nine months ended September 30, 2002. Gain on the sale of mortgage loans represented 67.2% and 66.3% of total revenue for the three and nine months ended September 30, 2003, compared to 49.0% and 53.0% of total revenue for the same period in 2002. This was primarily a result of increased loan sale premiums and a reduction in interest income due to the sale of loans with higher coupon rates of interest that were previously held for yield.

Loan sale premiums do not include loan origination fees collected at the time the loans are closed, which are included in the computation of gain on sale when the loans are sold. We defer recognizing income from the loan origination fees received at the time a loan is closed. These fees are recognized over the lives of the related loans as an adjustment of the loan’s yield using the level-yield method. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. Origination fee income is primarily derived from our retail lending division.

Origination fee income included in the gain on sale of loans for the three and nine months ended September 30, 2003, was $104,000 and $320,000, compared to $51,000 and $388,000 for the three and nine months ended September 30, 2002. The decrease for the nine months ended September 30, 2003 is the result of a decrease in fees associated with the loans sold. The 2003 period included over $5 million of loans that were originated between 1994 and 1998 previously designated as HFY. Our non-conforming retail loan sales for the three and nine months ended September 30, 2003 comprised 0% and 1.68% of total non-conforming loan sales, with average loan origination fee income earned of 1.0% and 6.08%. For the three and nine months ended September 30, 2002, non-conforming retail loan sales were 0.0% and 0.36% of total non-conforming loan sales with average origination fee income of 0.0% and 0.18%. Average origination fee income from conforming and government loans sold was 0.79% and 1.52% for the three and nine months ended September 30, 2003, compared to 0.73% and 0.90% for the three and nine months ended September 30, 2002. Costs associated with selling loans were approximately 5 basis points for both the three and nine months ended September 30, 2003, compared to 5 basis points for both the three and nine months ended September 30, 2002.

We also defer recognition of the expense incurred, from the payment of fees to mortgage brokers, for services rendered on loan originations. These costs are deferred and recognized over the lives of the related loans as an adjustment of the loan’s yield using the level-yield method. The remaining balance of expenses associated with fees paid to brokers is recognized when the loan is sold. Average services rendered fees paid to mortgage brokers for the three and nine months ended September 30, 2003 were 38 and 27 basis points, respectively, compared to 31 and 27 basis points for the three and nine months ended September 30, 2002.

Interest Income and Expense

Interest income for the three and nine months ended September 30, 2003 was $0.6 million and $2.3 million compared to $0.9 million and $3.2 million for the same period ended in 2002. The decrease in interest income for the three and nine months ended September 30, 2003 was due to fewer loans receivable partially as a result of the sale of certain loans previously Held for Yield and as a result of a general reduction in interest rates.

Interest expense for the three and nine months ended September 30, 2003 was $0.4 million and $1.6 million compared to $0.6 million and $2.3 million for the three and nine months ended September 30, 2002. The decrease in interest expense was primarily due to the decrease in FDIC insured certificates of deposits held at September 30, 2003 and reduction in interest rates paid on rollovers of maturing and new certificates of deposits compared to the 2002 period.

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

The following tables reflect the average yields earned and rates paid during the nine months ended September 30, 2003 and 2002. In computing the average yields and rates, the accretion of loan fees is considered an adjustment to yield. Information is based on average month-end balances during the indicated periods.

	September 30, 2003			September 30, 2002
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loan receivable (1)	$32,809	$2,184	8.90%	$41,607	$2,922	9.39%
Cash and other interest-earning assets	22,237	136	0.82%	25,556	258	1.35%

	55,046	2,320	5.63%	67,163	3,180	6.33%

Non-interest-earning assets:
Allowance for loan losses	(768)			(1,406)
Investments	635			1,055
Premises and equipment, net	3,049			3,580
Other	2,320			3,229

Total assets	$60,282			$73,621

Interest-bearing liabilities:
Revolving warehouse lines	11,014	504	6.12%	$7,650	346	6.05%
FDIC – insured deposits	38,997	719	2.47%	54,547	1,504	3.69%
Other interest-bearing liabilities	6,251	406	8.68%	6,354	471	9.91%

	56,262	1,629	3.87%	68,551	2,321	4.53%

Non-interest-bearing liabilities	1,491			1,495

Total liabilities	57,753			70,046
Shareholders’ equity	2,529			3,575

Total liabilities and equity	$60,282			$73,621

Average dollar difference between interest-earning assets and interest- bearing liabilities	$(1,216)			$(1,388)

Net interest income		$691			$859

Interest rate spread (2)			1.76%			1.80%

Net annualized yield on average Interest-earning assets			1.68%			1.71%

(1)	Loans shown gross of allowance for loan losses, net of premiums/discounts.
(2)	Average yield on total interest-earning assets less average rate paid on total interest-bearing liabilities.

The following table shows the change in net interest income, which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the decrease of $168,000 in net interest income for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily the result of a decrease in the average balance on interest-earning assets.

	Nine months ended September 30, 2003 Compared to Nine months ended September 30, 2002 Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans receivable	$(592)	$(146)	$(738)
Cash and other interest-earning assets	(30)	(92)	(122)

	(622)	(238)	(860)

Interest-bearing liabilities:
Revolving warehouse lines	154	4	158
FDIC-insured deposits	(363)	(422)	(785)
Other interest-bearing liabilities	(8)	(57)	(65)

	(217)	(475)	(692)

Net interest income (expense)	$(405)	$237	$(168)

Other Income

In addition to net interest income (expense) and gain on sale of loans, we derive income from other fees earned on the loans originated such as broker fee income, underwriting service fees, prepayment penalties and late charge fees for delinquent loan payments. Revenues associated with the financial products marketed by Approved Financial Solutions are also recorded in other income. For the three and nine months ended September 30, 2003, other income totaled $256,000 and $788,000 compared to $294,000 and $1,150,000 for the same period in 2002. The level of other income was affected by the dissolution of the products previously offered by AFS and by the sale of the HFY loans.

Comprehensive Income/Loss

For the three and nine months ended September 30, 2003 and 2002, we had no other comprehensive income or loss.

Compensation and Related Expenses

The largest component of expenses is compensation and related expenses, which increased by $0.2 million to $1.1 million for the three months ended September 30, 2003, compared to the same period in 2002. The increase was directly attributable to an increase in loans funded for the three months ended September 30, 2003 compared to the same period in 2002 resulting in larger commissions paid for the quarter. For the three months ended September 30, 2003, salary expense increased by $174,000 when compared to the same period in 2002. The increase was primarily due to more loans originated for the three months ended September 30, 2003 resulting in larger commissions paid when compared to the same period in 2002. The payroll related benefits decreased by $22,000 for the three months ended September 30, 2003, when compared to the same period in 2002. For the three months ended September 30, 2003, the commissions to sales staff increased by $101,000 when compared to the three months ended September 30, 2002. The increase was primarily due to an increase in loan originations. Compensation and related expenses decreased by $0.6 million to $3.4 million for the nine months ended September 30, 2003, compared to the same period in 2002. The decrease was directly attributable to a decrease in the number of employees and cost cutting initiatives. For the nine months ended September 30, 2003, salary expense decreased by $438,000 when compared to the same period in 2002. The payroll related benefits decreased by $147,000 for the nine months ended September 30, 2003, when compared to the same period in 2002. For the nine months ended September 30, 2003, the commissions to sales staff increased by $1,000 when compared to the same period ended September 30, 2002. The increase was primarily due to structuring of commission rates based on loan funding tiers. For the nine months ended September 30, 2003, the average full time equivalent employee count was 73.2, compared to 89.0 for the nine months ended September 30, 2002.

General and Administrative Expenses

General and administrative expenses are comprised of various expenses such as rent, postage, printing, general insurance, travel and entertainment, telephone, utilities, depreciation, professional fees and other miscellaneous expenses. General and administrative expenses for the three months ended September 30, 2003 decreased by $274,000 to $801,000, compared to the three months ended September 30, 2002. The decrease was the result of a decrease in professional and miscellaneous expenses. General and administrative expenses for the nine months ended September 30, 2003 decreased by $581,000 to $2.7 million, compared to the nine months ended September 30, 2002. The decrease was the result of a reduction in retail loan origination and the related marketing expense, a decline in our employee count, and closing retail offices, which reduced related rent and depreciation expenses.

Advertising Expense

Advertising expense is comprised of various expenses such as print and Internet advertising and marketing expense. Advertising expense for the three and nine months ended September 30, 2003 increased by $2,000 to $17,000, compared to the three months ended September 30, 2002. The increase was primarily the result of an increase in advertising for retail leads. Advertising expense for the nine months ended September 30, 2003 decreased by $28,000 to $53,000, compared to the nine months ended September 30, 2002. The decrease was primarily the result of a decrease in advertising for retail leads.

Loan Production Expense

Loan production expenses are comprised of expenses for appraisals, credit reports, payment of fees to mortgage brokers for services rendered on loan originations and verification of mortgages. Loan production expenses for the three and nine months ended September 30, 2003, were $385,000 and $1.1 million, compared to $211,000 and $860,000 for the three and nine months ended September 30, 2002. The increase was primarily due to the increase in yield spread premium on loans sold.

Provision for Loan Losses

The following table presents the activity in the allowance for loan losses for held for yield (“HFY”) loans which includes general and specific allowances and selected loan loss data for the nine months ended September 30, 2003 and for the nine months ended September 30, 2002:

(Dollars in thousands)	2003	2002
Balance at beginning of period	$519	$879
Provision (credit) charged to expense	213	(320)
Loans charged off	(313)	(162)
Loans transferred to REO	(419)	165

Balance at end of period	$—	$562

HFY loans receivable, gross of allowance for losses and deferred fees	$—	$7,611
Ratio of allowance for loan losses to gross HFY loans receivable at the end of periods	NA	7.38%

*Valuation Allowance charges for HFS loans not recorded in allowance for loan losses.

The provision for loan losses was $213,000 for the nine months ended September 30, 2003 compared to $320,000 credit for the same period 2002. The provision for loan losses is based on management’s assessment of the amount of risk exposure for the associated loans. For the nine months ended September 30, 2003, the majority of HFY loans were sold which resulted in the elimination of the allowance for loan losses. The net amount of loans remaining that were previously HFY, approximately $500,000, are classified as HFS with an associated valuation allowance recorded against these loans based on management’s assessment of the market price of these loans.

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

We consider characteristics of our current loan portfolio such as credit quality, the loan to value ratio, the combined loan to value ratio, the loan coupon rates, the age of the loan portfolio, historical and recent pricings in the secondary market for similar loan sales, estimated net realizable value of loans currently owned, and the historical trends of actual loan losses and recoveries, delinquency, foreclosures and bankruptcy in the determination of an appropriate allowance. Other criteria such as covenants associated with our credit facilities, regulatory requirements, trends in the demand for and pricing for loans sold in the secondary market for similar mortgage loans and general economic conditions, including interest rates, are also considered when establishing the allowance. Adjustments to the reserve for loan losses may be made in future periods due to changes in the factors mentioned above and any additional factors that may effect anticipated loss levels in the future.

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

HFY – Allowance for Loan Loss Summary 9/30/2003		Balance	% of Balance	Allowance
HFY 1st Mortgage Lien (Current to 90 Days Late)	(G)	—	0.0%	—
HFY Subordinate Mortgage Lien (Current to 90 Days Late)	(G)	—	0.0%	—
HFY 1st Mortgage Lien (91 to 120 Days Late)	(S)	—	0.0%	—
HFY 1st Mortgage Lien (121+ Days Late)	(S)	—	0.0%	—
HFY 1st Mortgage Lien (121+ Days Late)	(G)	—	0.0%	—
HFY 1st Mortgage Lien (With Prior Reserve)	(S)	—	0.0%	—
Other Loans	(G)	—	0.0%	—

Total		—	0.0%	—

HFY – Allowance for Loan Loss Summary 09/30/2002		Balance	% of Balance	Allowance
HFY 1st Mortgage Lien (Current to 90 Days Late)	(G)	5,749,370	5.0%	287,469
HFY Subordinate Mortgage Lien (Current to 90 Days Late)	(G)	1,094,186	10.0%	109,419
HFY 1st Mortgage Lien (91 to 120 Days Late)	(S)	55,739	10.0%	5,574
HFY 1st Mortgage Lien (121+ Days Late)	(S)	697,465	14.5%	100,957
HFY 1st Mortgage Lien (121+ Days Late)	(G)	588,489	10.0%	58,849
Other Loans	(G)	13,879	0.0%	—

Total		7,610,639	7.4%	562,268

Provision for Valuation Allowance – Held For Sale (“HFS”) Loans (See also Notes to Financial Statements, Note 1. “Valuation Allowance”):

As of each financial reporting date, management evaluates and reports all held for sale loans at the lower of cost or market value. Any declines in value, including those attributable to credit quality, are accounted for as a charge to provision for valuation allowance for held-for-sale loans, not as adjustments to the ALLL. Such provision is charged against income and the amount of valuation allowance is included on the balance sheet with Mortgage Loans Held for Sale, net. Valuation allowances are based on managements opinion as to risk levels of the loans, review of historical and recent secondary market pricing for sales of loans with similar characteristics, OTS regulatory guidance, the lien position and age of the loan as well as special circumstances known to management that merit a valuation allowance. Loans held 90 days or less, which do not fall into a special circumstance category, are carried at cost. Loans held over 90 days carry a general valuation allowance based on the lien position of the loan. This percentage of the general valuation allowance is based on historical and projected loan sale pricing of loan pools with similar characteristics of the current HFS portfolio. A specific valuation allowance equal to the estimated net realizable value of a loan is carried on all loans considered to be special circumstance, which is in addition to any general valuation allowance. The net realizable value represents the most recent appraised value of the underlying property less estimated cost to liquidate. The difference in the principal value of the loan and the net realizable value is recorded as a valuation allowance.

HFS - Valuation Allowance (“VA”)Summary	As of September 30, 2003
	$ Loans in Category	% VA	$ VA
CATEGORY
HFS (Non-Conforming) < 90 Days Old	17,380,562	0.0%	—
HFS (Conforming) < 90 Days Old	185,208	0.0%	—
HFS (Special Circumstances)	2,164,739	18.0%	390,117
HFS (Non-Conforming) 1st Mortgage Lien > 90 Days Old	5,079,903	5.5%	279,395
HFS (Non-Conforming) Subordinate Mortgage Lien > 90 Days Old	474,106	20.0%	94,821
HFS (Conforming) 1st Mortgage Lien > 90 Days Old	—	0.0%	—
HFS (Conforming) Subordinate Mortgage Lien > 90 Days Old	—	0.0%	—

Total Held For Sale - Valuation Allowance	23,119,779	3.33%	764,333

HFS - Valuation Allowance (“VA”)Summary	As of September 30, 2002
	$ Loans in Category	% VA	$ VA
CATEGORY
HFS (Non-Conforming) < 90 Days Old	26,891,009	0.0%	—
HFS (Conforming) < 90 Days Old	482,001	0.0%	—
HFS (Special Circumstances)	1,112,059	20.2%	224,466
HFS (Non-Conforming) 1st Mortgage Lien > 90 Days Old	3,628,905	5.5%	199,590
HFS (Non-Conforming) Subordinate Mortgage Lien > 90 Days Old	917,427	20.0%	183,485
HFS (Conforming) 1st Mortgage Lien > 90 Days Old	1,558,082	0.0%	—
HFS (Conforming) Subordinate Mortgage Lien > 90 Days Old	0	0.0%	—

Total Held For Sale - Valuation Allowance	33,477,424	1.90%	607,541

The following table presents the activity in the allowance for loan losses for held for sale (“HFS”) loans for the nine months ended September 30, 2003 and the nine months ended September 30, 2002:

(Dollars in thousands)	2003	2002
Balance at beginning of period	$661	$617
Provision charged to expense	236	181
Loans (charged off) recovered	(133)	(190)

Balance at end of period	$764	$608

HFS loans receivable, gross of valuation allowance and deferred fees	$23,120	$33,477
Ratio of valuation allowance for loan losses to gross HFS loans receivable at the end of periods	3.30%	1.82%

The current valuation allowance related to the gross HFS loan receivable balance of $23.1 million at September 30, 2003 was $764,000 or approximately 3.30% of the HFS gross principal balance, compared to a balance of $608,000 or 1.82% of the gross HFS loan receivable balance of $33.5 million as of September 30, 2002.

The valuation allowance of $764,000 for the held for sale loans, as of September 30, 2003 was 3.30% of total gross loan receivables of $23.1 million. There were no held for yield loans as of September 30, 2003. The combined allowance for loan losses held for yield loans, $562,000, and valuation allowance for held for sale loans, $608,000, as of September 30, 2002 were $1.2 million or 2.91% of total gross held for yield and held for sale loans, $40.1 million.

Provision for Foreclosed Property Losses

The credit for foreclosed property losses was $85,000 for the nine months ended September 30, 2003 compared to $268,000 provision for the nine months ended September 30, 2002. The allowance for REO losses decreased for the nine months ended September 30, 2003, compared to September 30, 2002 due to a decrease in the gross amount of foreclosed property. Sales of real estate owned yielded net recovery income of $25,000 for the nine months ended September 30, 2003 versus a net loss of $135,000 loss for the nine months ended September 30, 2002.

The following table presents the activity in the allowance for foreclosed property losses and selected real estate owned data for the nine months ended September 30, 2003 and the nine months ended September 30, 2002:

(Dollars in thousands)	2003	2002
Balance at beginning of period	$192	$113
Provision (credit) charged to expense	(85)	268
Loss on sale of foreclosures	25	(135)

Balance at end of period	$132	$246

Real estate owned at the end of period, gross of allowance for losses	$753	$899
Ratio of allowance for foreclosed property losses to gross real estate owned at the end of period	17.53%	27.36%

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

Financial Condition at September 30, 2003 and December 31, 2002

Assets

The total assets were $54.6 million at September 30, 2003 compared to total assets of $60.6 million at December 31, 2002.

Cash and cash equivalents increased by $16.2 million to $27.7 million at September 30, 2003, from $11.5 million at December 31, 2002. This was primarily due to more loan sales than loan fundings, including the sale of loans previously recorded as held for yield and originated before January 2003, in the first nine months of 2003 and the timing differences between monthly loan sales and monthly loan originations.

Net mortgage loans receivable decreased by $20.2 million to $22.4 million at September 30, 2003. The 47.4% decrease in the first nine months of 2003 is primarily due to selling more loans than were originated during the same period. Held for sale loans were $22.4 million at September 30, 2003, compared to $36.3 million at December 31, 2002. The decrease is primarily due to the sale of more loans than originated during the nine month period. There were no held for yield loans at September 30, 2003, compared to $6.3 million at December 31, 2002. The decrease is related to management’s decision to sell all loans, which were previously held for yield, the majority of which were sold during 2003. We currently do not originate new loans for inclusion in the held for yield portfolio; new loan originations are intended for sale within approximately sixty days of funding.

Real estate owned (“REO”) increased by $177,000 to $621,000 at September 30, 2003. The 39.9% increase in REO resulted from additions of properties to REO status with few REO sales during the nine months ended September 30, 2003.

Investments consist of FHLB stock owned by the Bank. Investments decreased by $401,000 to $415,000 at September 30, 2003 compared to $816,000 at December 31, 2002. The decrease in investments in 2003 is due to the reduction in FHLB capital stock owned by the bank.

Net premises and equipment decreased by $328,000 to $2.9 million at September 30, 2003. The decrease is due to the depreciation and sale of assets for the nine months ended September 30, 2003.

Income taxes receivable decreased by $1.2 million to zero at September 30, 2003 compared to $1.2 million at December 31, 2002. The 100% decrease was due to the receipt of the income tax receivable in the second quarter of 2003. The deferred tax asset was unchanged at September 30, 2003 compared to December 31, 2002.

Other assets decreased by $201,000 to $640,000 at September 30, 2003. Other assets consist of accrued interest receivable, prepaid assets, brokered loan fees receivable, deposits, and various other assets.

Liabilities

Outstanding balances for our revolving warehouse loans decreased by $6.3 million to $4.1 million at September 30, 2003. The decrease in 2003 was primarily attributable to corporate initiatives to utilize the most cost effective borrowings available to fund new loan originations.

The Bank’s deposits totaled $39.9 million at September 30, 2003 compared to $37.8 million at December 31, 2002. Of the certificate accounts on hand as of September 30, 2003, a total of $39.9 million are scheduled to mature in the twelve-month period ending September 30, 2004.

Through an arrangement with a local NYSE member broker/dealer we held $0.5 million and $1.8 million in FDIC insured money market deposits as of September 30, 2003 and December 31, 2002, respectively.

Promissory notes and certificates of indebtedness totaled $4.6 million for both September 30, 2003 and December 31, 2002 periods. During the nine months ended September 30, 2003 and the year of 2002, we did not solicit new promissory notes or certificates of indebtedness. We have utilized promissory notes and certificates of indebtedness, which are subordinated to FDIC insured deposits and our warehouse lines of credit, to help fund operations since 1984. Promissory notes outstanding carry terms of one to five years and interest rates between 5% and 10%, with a weighted-average rate of 7.48% at September 30, 2003. Certificates of indebtedness are uninsured subordinate notes previously issued to Virginia residents under a registration exemption in the Virginia Industrial Loan Association charter. The certificates of indebtedness carry terms of one to five years and interest rates between 6.75% and 10.50%, with a weighted-average rate of 9.76% at September 30, 2003.

Mortgage loans payable totaled $1.63 million at September 30, 2003 compared to $1.68 million at December 31, 2002. This loan decreases due to the normal principal reduction with payments made on the mortgage note payable.

Accrued and other liabilities decreased by $727,000 to $1.4 million at September 30, 2003. This category includes accrued accounts payable, accrued interest payable, deferred income, and other payables. The 33.8% decrease is the result of a decrease in accounts payable associated with the close of the MAP program and the refund of a deposit held on the closed California cost center at March 31, 2003.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2003 was $2.4 million compared to $2.2 million at December 31, 2002. The $268,000 increase in 2003 was primarily due to net income for the nine months ended September 30, 2003.

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

Adequate credit facilities and other sources of funding, including the ability to sell loans in the secondary market, are essential to our ability to continue to originate loans. We have in certain prior periods experienced negative cash from operations. This was due to the timing of cash used to fund new loan originations and the subsequent receipt of cash from the sale of the loan. Loan sales normally occur 30 to 45 days after proceeds are used to fund the loan. We sold a greater dollar amount of mortgage loans than we originated during the nine months ended September 30, 2002 and 2003, therefore for the nine months ended September 30, 2003, we had positive cash from operating activities of $20.1 million. For the nine months ended September 30, 2002, we had positive cash from operating activities of $17.1 million

We finance our operating cash requirements primarily through FDIC-insured deposits, warehouse and other debt. For the nine months ended September 30, 2003, we decreased debt from financing activities by $5.6 million, this was primarily the result of a decrease in revolving warehouse debt. For the nine months ended September 30, 2002, we decreased debt from financing activities of $16.9 million, this was primarily the result of decreases in certificates of deposits.

Our borrowings (revolving warehouse and other credit facilities, FDIC-insured deposits, mortgage loans on our office building, and subordinated debt) were 93.0% of assets at September 30, 2003 compared to 92.7% at December 31, 2002.

Whole Loan Sale Program

The most important source of liquidity and capital resources is the ability to sell conforming and non-conforming loans in the secondary market. The market value of the loans funded is dependent on a number of factors, including but not limited to, loan delinquency and default rates, the original term and current age of the loan, the interest rate and loan to value ratio, whether or not the loan has a prepayment penalty, the credit grade of the loan, the credit score of the borrower, the geographic location of the real estate, the type of property and lien position, the supply and demand for conforming and non-conforming loans in the secondary market, general economic and market conditions, market interest rates and governmental regulations. Adverse changes in these and other conditions may affect our ability to sell mortgages in the secondary market for acceptable prices, which is essential to the continuation of our mortgage origination operations.

Bank Sources of Capital

The Bank’s deposits totaled $40.4 million at September 30, 2003, compared to $39.7 million at December 31, 2002. The Bank currently utilizes funds from deposits and warehouse lines of credit to fund first lien and junior lien mortgage loans. We plan to utilize borrowings available to the bank that are most cost effective.

Warehouse and Other Credit Facilities

In December 2001, the Bank obtained a $15.0 million warehouse line of credit (structured as a repurchase agreement) with another financial institution. The size of the facility was increased to $25 million as of June 2002. The interest rate associated with the facility is prime plus 1.25%. The line has various financial requirements including a minimum tangible net worth of $916,000. As of September 30, 2003, we were in compliance with all financial covenants.

In November 2001, the Bank obtained a $7.0 million bank line of credit. This facility was terminated in 2002 upon determination by management that the line was not designed to meet the Company’s funding needs in a cost efficient manner.

Other Capital Resources

Uninsured promissory notes and certificates of indebtedness issued by Approved Financial Corp. have been a source of capital since 1984. The certificates of indebtedness are issued according to an intrastate exemption from security registration related to the Industrial Loan Association charter held by Approved Financial Corp. Promissory notes and certificates of indebtedness totaled $4.6 million and remained unchanged at September 30, 2003 and December 31, 2002. These borrowings are subordinated to FDIC insured deposits and our warehouse lines of credit. We cannot issue subordinated debt to new investors under the exemption since the state of Virginia is no longer our primary state of operation.

We had cash and cash equivalents of $27.7 million at September 30, 2003.

We have sufficient resources to fund our current operations. Sources for future liquidity and capital resource needs may include new private capital investment, private placement of securities, the public issuance of debt or equity securities, merger or acquisition opportunities, increase in FDIC insured deposits and new lines of credit. The Board continues efforts related to an aggressive capital enhancement initiative giving consideration to a wide range of potential opportunities for resolution. Each alternative source of liquidity and capital resources will be evaluated with consideration of regulatory requirements, the terms and covenants associated with the alternative capital source and maximizing shareholder value. We entered into an Agreement and Plan of Merger on September 30, 2003 for sale of the Company for cash, subject to shareholder and regulatory approval and other conditions. (See: Management’s Discussion and Analysis”). We expect that we will continue to be challenged by a limited availability of capital, fluctuations in the market price of and premiums received on whole loan sales in the secondary market compared to premiums realized in years prior to 1999, new competition in the mortgage loan origination industry, banking regulatory restrictions and an uncertain economic environment which may lead to a rise in loan delinquency and the associated loss rates.

Bank Regulatory Liquidity

Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or banks to maintain liquid assets at certain levels. At present, the minimum required ratio of liquid assets to borrowings, which can be withdrawn and are due in one year or less is 4.0%. Penalties are assessed for noncompliance. During the nine months ending September 30, 2003 and in 2002, the Bank maintained liquidity in excess of the required amount.

Bank Regulatory Capital

At September 30, 2003, the Bank’s book value under accounting principles generally accepted in the United States (“GAAP”) was $6.0 million. OTS Regulations require that institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of September 30, 2003, the Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Bank’s GAAP capital to regulatory capital:

(Dollars in thousands)	Tangible Capital	Core Capital	Risk-Based Capital
GAAP capital	$5,983	$5,983	$5,983
Nonallowable asset: goodwill & other intangible assets	(103)	(103)	(103)
Additional capital item: general allowance	—	—	—

Regulatory capital – computed	5,880	5,880	5,880
Minimum capital requirement	807	2,153	2,069

Excess regulatory capital	$5,073	$3,727	$3,811

Ratios:
Regulatory capital – computed	10.93%	10.93%	22.73%
Minimum capital requirement	1.50%	4.00%	8.00%

Excess regulatory capital	9.43%	6.93%	14.73%

OTS CEO Memorandum #137 issued in February of 2001 requires that the bank’s board of directors determine and continuously monitor the appropriate minimum capital level for the institution relative to ‘subprime’ lending activity. The determination of an appropriate minimum capital ratio related to subprime lending activities is a dynamic process based on quantifiable statistics related to the composition and performance of actual assets owned by the institution at a static point in time and theoretical variables such as current market and economic conditions and expectations for the future. The quantifiable variables include items such as loan portfolio designations between ‘held for yield’ and ‘held for sale’ and the related allowance for loan and lease loss and valuation allowance charges, statistics related to the credit quality of current loan portfolio outstanding, factors including asset performance and historical default trends, and recent secondary loan sale market transactions. We believe that our capital ratios as of September 30, 2003 are appropriate for the risk related to our current lending activity and loan portfolio. This determination is primarily based on the fact that all current loan origination activity is underwritten with intent to sell to investors and according to our investors’ underwriting guidelines and the current methodology used to determine loan loss reserves either as allowance for loan and lease losses (“ALLL”) or valuation allowances for held for sale loans.

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

Management and the Boards of Directors submitted a Business Plan (“Plan”) with revised inter-company operating procedures to the OTS and the Board of Directors of the Bank entered into a Consent Supervisory Agreement (“Agreement”) with the OTS on December 3, 2001 as filed on Form 8K. Management believes it is in compliance with the Agreement as of September 30, 2003. In addition to the required adherence to all banking and lending regulations and various confirmations of compliance oversight required from the Board of Directors, the primary corrective actions and new operating procedures outlined in the Plan and/or the Agreement include the following.

1.	Organizational Structure and Management: Immediately upon receipt of the Directive Letter, the Chairman of the Board and the President of AFSB resigned their positions. A revised organizational structure was submitted in the Plan and has been implemented that establishes a “wall” between AFSB and AFC. Under the revised structure all AFC staff report to a manager or officer of AFC and all AFSB staff report to a manager or officer of AFSB. The OTS issued a non-objection letter relating to the following slate of Bank officers and their compensation arrangements. These officers consist of qualified individuals who were employed by AFSB or AFC prior to April 20, 2001 thus eliminating the expense and time involved in making a transition to outside independent management as initially directed by the OTS.

•	Jean S. Schwindt, President and COO of AFSB. Ms. Schwindt has served as Director of AFC since 1992, Director of AFSB since 1996 and became an officer of AFC in 1998. Ms. Schwindt has over twenty years of financial services experience working primarily in highly regulated environments.

2.	Board of Directors: The Board of Directors of AFSB, in addition to the two Directors that are employed by either AFC or AFSB, has three outside Directors as follows.

•	Leon Perlin has served on the Board of Directors of the Bank since 1996. Mr. Perlin was an initial investor in AFC when current management purchased the company in 1984 and has served on the board of AFC since 1984.

•	Dennis J. Pitocco has served as an outside Director of AFSB since May 25, 2001. Mr. Pitocco’s experience includes 27 years in the financial services industry having served in management positions for domestic regulated banking institutions and domestic and international non-bank lending institutions.

•	Eric Yeakel, who has been a Director of AFSB since 1996 and the Chief Financial Officer of AFC since 1994, resigned his position as Chief Financial Officer in July of 2001. Mr. Yeakel now serves as an outside Director of AFSB.

3.	Loan Assignments: AFSB ceased assignment of loans to AFC on April 19, 2001. However, as of June 27, 2001, the OTS permitted AFSB to assign loans to AFC with AFSB receiving the full principal amount of the loan at time of assignment, which provided for the temporary use of a warehouse credit facility available to AFC at that time to fund loans. AFSB entered into separate warehouse credit facilities in the fourth quarter of 2001 and such loan assignments between AFSB and AFC were no longer applicable.

4.	Transfer of Assets and Promissory Note: Loans assigned to AFC by AFSB prior to April 21, 2001 and other assets owned by AFC including mortgage loans, the home office building, land and furniture and equipment were transferred from AFC to AFSB during the second quarter of 2001. AFSB recorded a charge to income as a provision to valuation allowance for inter-company receivable in 2001 equal to the net inter-company receivable due to AFSB after the transfer of these assets. There was no related effect on the consolidated statements of income (loss) and comprehensive income (loss). In November of 2001, AFC and AFSB executed an inter-company Promissory Note equal to the amount charged off by AFSB for this inter-company receivable. The Promissory Note provides for quarterly interest payments commencing January 1, 2002 and quarterly principal payments commencing July 1, 2002 with the remaining balance due in full on July 1, 2007. The note can be prepaid without penalty at any time. As this is an inter-company transaction, there is no effect on the consolidated income statement. As of September 30, 2003, all principal and interest payments are current.

5.	Limitation of Growth of Assets and Lending Policy: We are required to underwrite mortgage loans according to the underwriting criteria of our investors, according to risk-based pricing guidelines and to insure that consumer disclosure and file documentation is in compliance with lending regulations. Asset growth is limited to the extent that we must not increase the dollar amount or number of loans in our held for yield portfolio, thus loans originated are held for sale and marketed to market monthly.

6.	Transactions with Affiliates. All transactions between the Bank and AFC or AFC non–bank affiliates must comply with the provisions of 12 U.S.C. §1468. A fee-for-services agreement has been adopted and applied in the calculation of inter-company settlements since June 2001, whereby AFC performs services such as underwriting, processing, doc/closing, loan servicing and collections, quality control, secondary marketing, Human Resource/corporate administration and information systems management.

7.	Financial Modeling tool: An internal financial projection model was used as the primary development tool for the Plan and the revised inter-company procedures and fee schedules. Stress testing was conducted to evaluate the financial position of AFC and AFSB under various business conditions and applying various assumptions for loan volume and whole loan sale revenue. The model is a dynamic tool and therefore is revised periodically to adjust to changes in operations. A financial modeling tool was developed during 2003 to assist management and the board in evaluation of various opportunities and alternatives related to our Capital Initiatives discussed above in “Item II. Management Discussion and Analysis”. Projections from one or both of these models, are reported to the Board of Directors quarterly as required by the Consent Supervisory Agreement.

8.	Provision for Loan Loss Methodology: In accordance with interagency guidance issued in 2001, we revised our methodology for determining and recording loss reserves on loans held for sale, held for yield and real estate acquired through foreclosure.

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

The OTS is provided with the following Daily Financial Reports based on consolidated activity for AFC as of the 15th and final day of each calendar month:

i. Loan Funding Report, listing by day the number and dollar amount of loans funded, categorized by retail conforming, retail non-conforming, retail government, wholesale -East Division, and wholesale – West Division;

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

i. Monthly Income Statement (AFC and AFSB-only);

ii. Month-end Statement of Financial Condition (AFC and AFSB only); and

iii. Month-end Deposit Maturity Schedule.

13.	We elected to establish a policy concerning Loans to Officers, Directors and Other Affiliated Parties, whereby such activity is not allowed.

14.	As a result of the Directive Letter, AFC and AFSB are subject to additional fees, applications, notices and loss of expedited status. Related to such a $523 fee is associated with the application for new directors and a fee of $500 was associated with the application for each of the new executive officers. The OTS semi-annual assessment decreased from $28,000 to $20,000 for the third quarter ended September 30, 2003, compared to the same period in 2002.

15.	In addition to the provisions included in the Consent Supervisory Agreement and Directive, as requested by the OTS, under our Capital Initiative, we have been aggressively procuring private investors and/or a merger or acquisition transaction for AFC to enhance the management and capital of the Bank. We entered into an Agreement and Plan of Merger on September 30, 2003 and filed a Preliminary Proxy Statement on October 30, 2003 and a Definitive Proxy Statement on November 10, 2003 related to such with the Securities and Exchange Commission, which can be accessed on the internet at the following address: http://www.businesswire.com/cnn/apfn.shtml . (See also: Management’s Discussion and Analysis”)

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

We have entered into forward loan sale commitments with investors and/or make use of similar transactions such as mandatory loan sales. Under these arrangements, we are normally allowed an agreed number of days to deliver a specified amount of loans meeting the investor’s underwriting criteria and according to a prearranged pricing formula. Under these agreements, the investor assumes the interest rate risk for the agreed time period and we are obligated to deliver the loan volume. Since the investor is normally a larger institution that purchases pools of loans from many investors under similar agreements, the investor utilizes the advantages from economy of scale and can implement a cost effective hedging strategy to mitigate the assumed interest rate risk. Therefore, we will use this strategy to mitigate interest rate risk when the appropriate opportunities are presented based on overall risk reward evaluation.

In the future, the Board may determine it appropriate to adopt a more complex interest rate hedging strategy and may enter into typical transactions such as short sales of U.S. Treasury securities. Any type of hedge transaction or forward loan sale commitment is evaluated on a risk reward basis and intended to limit our exposure to interest rate risk.

We had no hedge contracts outstanding at September 30, 2003. We had one forward loan sale commitment outstanding at September 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management - Asset/Liability Management

There have been no significant changes from the quantitative and qualitative disclosures made in the December 31, 2002 Form 10K.

Our one-year gap was a negative 17.46% of total assets at September 30, 2003, as illustrated in the following table:

Description	Total	One Year Or Less	Two Years	Three to Four Years	More Than Four Years
Interest earning assets:
Loans held for sale (1)	$23,163	$8,802	$186	$411	$13,764
Loans held for yield (1)	—	—	—	—	—
Cash and other interest-earning assets	27,649	27,649	—	—	—

	50,812	$36,451	$186	$411	$13,764

Allowance for loan losses	(764)
Investment in IMC	0
Premises and equipment, net	2,888
Other	1,674

Total assets	$54,610

Interest-bearing liabilities:
Revolving warehouse lines	$4,087	$4,087	—	—	—
FDIC – insured deposits	39,936	39,936	—	—	—
FDIC – insured money market account	513	513	—	—	—
Other interest-bearing liabilities	6,224	1,451	2,297	796	1,680

	50,760	$45,987	$2,297	$796	$1,680

Non-interest-bearing liabilities	1,425

Total liabilities	52,185
Shareholders’ equity	2,425

Total liabilities and equity	$54,610

Maturity/repricing gap		$(9,536)	$(2,111)	$(385)	$12,084

Cumulative gap		$(9,536)	$(11,647)	$(12,032)	$52

As percent of total assets		(17.46)%	(21.33)%	(22.03)%	0.09%
Ratio of cumulative interest earning assets to cumulative interest bearing liabilities		0.79	0.76	0.75	1.00

(1)	Loans shown gross of allowance for loan losses and valuation allowance charges, net of premiums/discounts.

Interest Rate Risk

The principal quantitative disclosure of our market risks is the above gap table. The gap table shows that the one-year gap was a negative 17.46% of total assets at September 30, 2003. We originate fixed-rate, fixed-term mortgage loans for sale in the secondary market. While most of these loans are sold within 45 to 90 days from origination, for purposes of the gap table the loans are shown based on their contractual scheduled maturities. As of September 30, 2003, 59.4% of the principal on the loans was expected to be received more than four years from that date. However, our activities are financed with short-term deposits, loans and credit lines 90.6% of which reprice within one year of September 30, 2003. We attempt to limit our interest rate risk by selling a majority of the fixed rate loans that we originate. If our ability to sell such fixed-rate, fixed-term mortgage loans on a timely basis were to be limited, we could be subject to substantial interest rate risk.

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

The Bank sold, during 2003, the majority of the approximate $6.3 million loans previously held for yield as of December 31, 2002. The sale of these loans, which were primarily fixed rate mortgages, reduced the Bank’s exposure to interest rate risk. The remaining loans in this category, approximately $500,000 in principal balance remaining as of September 30, 2003, are included in held for sale loan category and valuation allowances have been recorded such that the net book value of these loans is market value.

Asset Quality

The following table summarizes all of our delinquent loans at September 30, 2003 and December 31, 2002:

	2003		2002
(in thousands)	HFS	HFY	HFS	HFY
Delinquent 31 to 60 days	$—	$—	$135	$145
Delinquent 61 to 90 days	—	—	304	65
Delinquent 91 to 120 days	53	—	—	77
Delinquent 121 days or more	972	—	1,020	649

Total delinquent loans (1)	$1,025	$—	$1,459	$936

Total loans receivable outstanding, gross	$23,120	$—	$36,860	$6,932

Delinquent loans as a percentage of total loans outstanding:
Delinquent 31 to 60 days	—%	—%	0.37%	2.10%
Delinquent 61 to 90 days	—	—	0.82	0.94
Delinquent 91 to 120 days	0.23	—	0.00	1.11
Delinquent 121 days or more	4.23	—	2.77	9.36

Total delinquent loans as a percentage of total loans outstanding	4.46%	—%	3.96%	13.50%

Reserve as a % of delinquent loans	74.55%	—%	45.30%	55.45%

(1)	Includes loans in foreclosure proceedings and delinquent loans to borrowers in bankruptcy proceedings, but excludes real estate owned.

Interest on most loans is accrued until they become 60 days or more past due. HFS non-accrual loans were $1.03 million for the nine months ended September 30, 2003, compared to $1.32 million at December 31, 2002. HFY non-accrual loans were $0.00 million for the nine months ended September 30, 2003, compared to $0.92 million at December 31, 2002. The amount of additional interest that would have been recorded had the HFS loans not been placed on non-accrual status was approximately $77,000 for the nine months ended September 30, 2003 and $110,000 for the year ended December 31, 2002. The amount of additional interest that would have been recorded had the HFY loans not been placed on non-accrual status was approximately $0 for the nine months ended September 30, 2003 and $85,000 at December 31, 2002. The amount of interest income on the non-accrual HFS loans that was included in net income for the nine months ended September 30, 2003 was $6,000 and for the year ended December 31, 2002 was $36,000. The amount of interest income on the non-accrual HFY loans that was included in net income for the nine months ended September 30, 2003 was $0 and for the year ended December 31, 2002 $44,000.

HFS loans delinquent 31 days or more as a percentage of total loans outstanding increased to 4.46% at September 30, 2003 from 3.96% at December 31, 2002. HFY loans delinquent 31 days or more as a percentage of total loans outstanding decreased to 0.0% at September 30, 2003 from 13.50% at December 31, 2002.

At September 30, 2003 and December 31, 2002, the recorded investment in HFS loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $1.03 million and $1.0 million, respectively. At September 30, 2003 and December 31, 2002, the recorded investment in HFY loans for which impairment has been determined, which includes loans delinquent in excess of 90 days, totaled $0.0 million and $0.72 million, respectively. The average recorded investment in HFS impaired loans for the nine months ended September 30, 2003 was approximately $0.67 million, compared to $1.10 million at December 31, 2002. The average recorded investment in HFY impaired loans for the nine months ended September 30, 2003 was approximately $0.13 million, compared to $0.83 million at December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Primary Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and Primary Accounting Officer, concluded that as of the end of such period the Company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company’s periodic SEC filings.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings –

The Company is, from time to time, subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings, net of expense accruals recorded as of September 30, 2003, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information –

Item 6. Exhibits and Reports on Form 8-K –

Exhibit 31(a) – Certification of Chief Executive Officer

Exhibit 31(b) – Certification of Primary Accounting Officer

Exhibit 32(a) – Section 906 Certification of Chief Executive Officer

Exhibit 32(b) – Section 906 Certification of Primary Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROVED FINANCIAL CORP.

Date: November 14, 2003	By:	/s/ Allen D. Wykle
Allen D. Wykle Chairman, President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ Leslie Hodges
Leslie Hodges, Controller AVP Accounting and Finance